Form 10-Q
period 2017-04-01
OFFICE DEPOT INC
filed 2017-05-09
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At April 1, 2017, there were 516,639,998 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended
	April 1,	March 26,
	2017	2016
Sales	$2,676	$2,876
Cost of goods sold and occupancy costs	2,001	2,161

Gross profit	675	715
Selling, general and administrative expenses	528	591
Merger, restructuring, and other operating expenses, net	20	39

Operating income	127	85
Other income (expense):
Interest income	6	6
Interest expense	(13)	(22)
Other income, net	1	—

Income from continuing operations before income taxes	121	69
Income tax expense	47	7

Net income from continuing operations	74	62
Discontinued operations, net of tax	42	(16)

Net income	$116	$46

Basic earnings (loss) per share
Continuing operations	$0.14	$0.11
Discontinued operations	0.08	(0.03)

Net earnings per share	$0.22	$0.08

Diluted earnings (loss) per share
Continuing operations	$0.14	$0.11
Discontinued operations	0.08	(0.03)

Net diluted earnings per share	$0.22	$0.08

Dividends per common share	$0.025	$—

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed March 1, 2017 (the “2016 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	13 Weeks Ended
	April 1,	March 26,
	2017	2016
Net income	$116	$46
Other comprehensive income, net of tax, where applicable:
Foreign currency translation adjustments	6	8
Other	—	(2)

Total other comprehensive income, net of tax, where applicable	6	6

Comprehensive income	$122	$52

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$744	$763
Receivables, net	688	687
Inventories	1,179	1,279
Prepaid expenses and other current assets	130	102
Current assets of discontinued operations	183	142

Total current assets	2,924	2,973
Property and equipment, net	586	601
Goodwill	363	363
Other intangible assets, net	32	33
Timber notes receivable	879	885
Deferred income taxes	432	466
Other assets	219	219

Total assets	$5,435	$5,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$835	$893
Accrued expenses and other current liabilities	888	1,002
Income taxes payable	3	3
Short-term borrowings and current maturities of long-term debt	28	29
Current liabilities of discontinued operations	92	104

Total current liabilities	1,846	2,031
Deferred income taxes and other long-term liabilities	351	361
Pension and postretirement obligations, net	139	140
Long-term debt, net of current maturities	353	358
Non-recourse debt	792	798

Total liabilities	3,481	3,688

Commitments and contingencies
Stockholders’ equity:
Common stock—authorized 800,000,000 shares of $.01 par value; issued shares – 561,635,744 at April 1, 2017 and 557,892,568 at December 31, 2016	6	6
Additional paid-in capital	2,609	2,618
Accumulated other comprehensive loss	(123)	(129)
Accumulated deficit	(338)	(453)
Treasury stock, at cost – 44,995,746 shares at April 1, 2017 and 42,802,998 shares at December 31, 2016	(200)	(190)

Total stockholders’equity	1,954	1,852

Total liabilities and stockholders’ equity	$5,435	$5,540

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	13 Weeks Ended
	April 1, 2017	March 26, 2016
Cash flows from operating activities of continuing operations:
Net income	$116	$46
Income (loss) from discontinued operations, net of tax	42	(16)

Net income from continuing operations	74	62
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40	48
Charges for losses on inventories and receivables	18	16
Deferred income taxes	35	—
Changes in working capital and other	(79)	(193)

Net cash provided by (used in) operating activities of continuing operations	88	(67)

Cash flows from investing activities of continuing operations:
Capital expenditures	(30)	(24)
Proceeds from disposition of assets and other	8	1

Net cash used in investing activities of continuing operations	(22)	(23)

Cash flows from financing activities of continuing operations:
Net payments on long and short-term borrowings	(6)	(26)
Cash dividends on common stock	(13)	—
Share purchase for taxes on employee-related plans	(9)	—
Repurchase of common stock for treasury	(10)	—

Net cash used in financing activities of continuing operations	(38)	(26)

Cash flows from discontinued operations:
Operating activities of discontinued operations	14	(72)
Investing activities of discontinued operations	(49)	(2)
Financing activities of discontinued operations	—	—

Net cash provided by (used in) discontinued operations	(35)	(74)

Effect of exchange rate changes on cash and cash equivalents	2	—
Net decrease in cash and cash equivalents	(5)	(190)
Cash and cash equivalents at beginning of period	807	1,069

Cash and cash equivalents at end of period-total	802	879
Cash and cash equivalents of discontinued operations	(58)	(129)

Cash and cash equivalent at end of the period-continuing operations	$744	$750

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Office Depot, Inc., including consolidated subsidiaries (“Office Depot” or the “Company”), is a supplier of office products and services. The Company currently operates under several banners, including Office Depot ® and OfficeMax ® and utilizes proprietary company and product brand names. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “ODP.” As of April 1, 2017, the Company sold to customers through two reportable segments (or “Divisions”): North American Retail Division and North American Business Solutions Division.

In September 2016, the Company’s Board of Directors committed to a plan to sell substantially all of the International Division operations (the “International Operations”). Accordingly, the Company has presented the International Operations as discontinued operations beginning in the third quarter 2016. The Company has reclassified the financial results of the International Operations to Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The Company also classified the related assets and liabilities as current assets and liabilities of discontinued operations on the accompanying Condensed Consolidated Balance Sheets as of April 1, 2017 and December 31, 2016. Cash flows from the Company’s discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for all periods. Certain portions of the International Division assets and operations are being retained or did not meet the held for sale criteria and therefore remain in continuing operations, with prior periods adjusted, where appropriate. Additional information on the planned dispositions is provided in Note 3 and Note 12.

The Condensed Consolidated Financial Statements as of April 1, 2017 and for the 13-week periods ended April 1, 2017 (also referred to as “the first quarter of 2017”) and March 26, 2016 (also referred to as “the first quarter of 2016”) are unaudited. However, in management’s opinion, these condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The Company has prepared the Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those SEC rules and regulations. For a better understanding of the Company and its Condensed Consolidated Financial Statements, we recommend reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements which are included in the 2016 Form 10-K. These interim results are not necessarily indicative of the results that should be expected for the full year.

Cash Management

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Trade accounts payable and Accrued expenses and other current liabilities as of April 1, 2017 and December 31, 2016 included $51 million and $58 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At April 1, 2017, cash and cash equivalents from continuing operations but held outside the United States amounted to $89 million. Additionally, $58 million of cash held outside the United States was included in current assets of discontinued operations.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

New Accounting Standards

Standards that are not yet adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that supersedes most current revenue recognition guidance and modifies the accounting for certain costs associated with revenue generation. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that principle and requires additional disclosures. The standard was originally to be effective for the Company’s first quarter of 2017. In July 2015, the FASB approved a one year extension to the required implementation date but also permitted companies to adopt the standard at the original effective date of 2017. The new revenue standard may be applied retrospectively to each prior period presented or modified retrospectively with the cumulative effect recognized as of the date of adoption.

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

In February 2016, the FASB issued an accounting standards update which will require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for lessors will remain relatively unchanged. The accounting standards update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Lessees and lessors are required to use a modified retrospective transition method for existing leases and accordingly, apply the new accounting model for the earliest year presented in the financial statements. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements but anticipates it will result in significant right of use assets and related liabilities associated with its operating leases. Substantially all of the Company’s retail store locations and supply chain facilities are subject to operating lease arrangements. The Company will adopt the standard in the first quarter of 2019.

In March 2017, the FASB issued an accounting standards update which changes the income statement presentation of defined benefit plan expense by requiring that an employer report the service cost component of pension costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit pension cost will be presented in the income statement separately from the service cost component and outside a subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The guidance is effective for fiscal years after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company expects the adoption of this accounting standard update to reduce operating income but have no impact on net income.

Standards that were adopted

During the first quarter of 2017, the Company adopted the new accounting standard which modifies several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. Starting this quarter, stock-based compensation excess tax benefits or deficiencies are reflected in the Consolidated Statements of Operations as a component of the provision for income taxes, whereas they previously were recognized in equity. Additionally, the Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity, which was applied prospectively in accordance with the standard and therefore prior periods have not been adjusted. Finally, the Company has elected to account for forfeitures as they occur rather than estimate expected forfeitures, which was applied on a modified retrospective basis resulting in a cumulative effect reduction to retained earnings of approximately $1 million as of January 1, 2017.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 2. MERGER, ACQUISITION TERMINATION, AND RESTRUCTURING ACTIVITY

Merger and Restructuring

In recent years, the Company has taken actions to adapt to changing and competitive conditions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, disposing of businesses and assets, and taking actions to improve process efficiencies. In 2013, the OfficeMax merger (the “Merger”) was completed and integration activities similar to the actions described above began. The Company also assumed certain restructuring liabilities previously recorded by OfficeMax. In mid-2014, the Company’s real estate strategy (the “Real Estate Strategy”) identified 400 retail stores for closure and integration of the supply chain. During the second quarter of 2016, the Company completed the retail store closures under this program. The changes to the supply chain related to the Merger are anticipated to be complete in 2017.

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

Comprehensive Business Review

During August 2016, the Company announced the results of a comprehensive business review of its strategy (the “Comprehensive Business Review”), which, among other things, includes a plan to close approximately 300 additional retail stores in North America over the next three years, and to lower operating and general and administrative expenses through efficiencies and organizational optimization. The significant components of expenses relating to the cost saving programs activities are discussed below.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Merger, restructuring, and other operating expenses, net

The Company presents Merger, restructuring and other operating expenses, net on a separate line in the Condensed Consolidated Statements of Operations to identify these activities apart from the activities to sell to and service its customers. These expenses are not included in the determination of Division operating income. The table below and narrative that follows provides the major components of Merger, restructuring and other operating expenses, net.

	First Quarter
(In millions)	2017	2016
Merger related expenses
Severance, retention, and relocation	$—	$1
Transaction and integration	6	11
Facility closure, contract termination and other expenses, net	4	2

Total Merger related expenses	10	14

Staples Acquisition expenses
Retention	—	2
Transaction	—	20

Total Staples Acquisition expenses	—	22

Comprehensive Business Review and Other Restructuring expenses
Severance	9	3
Facility closure, contract termination, professional fees and other expenses, net	1	—

Total Comprehensive Business Review and Other Restructuring expenses	10	3

Total Merger, restructuring and other operating expenses, net	$20	$39

Merger related expenses

Transaction and integration expenses include integration-related professional fees, incremental temporary contract labor, salary and benefits for employees dedicated to the Merger activity, travel costs, non-capitalizable software integration costs, and other direct costs to combine the companies. Such costs are being recognized as incurred.

Facility closure, contract termination, and other costs, net primarily relate to facility closure accruals, contract termination cost, gains and losses on asset dispositions, and accelerated depreciation. Facility closure expenses include amounts incurred by the Company to close retail stores in the United States as part of the Real Estate Strategy, as well as supply chain facilities. During the first quarter of 2017, the Company recognized a gain of $1 million from the sale of a warehouse facility that had been classified as assets held for sale. The gain is included in Merger, restructuring and other operating expenses, net, as the disposition was part of the supply chain integration associated with the Merger.

Staples Acquisition expenses

Expenses include retention accruals and transaction costs, including costs associated with regulatory filings and professional fees. The Staples Merger Agreement was terminated on May 16, 2016 and no further expenses are expected.

Comprehensive Business Review and Other Restructuring expenses

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

In the first quarter of 2016, the Company incurred $3 million of severance expense associated with the restructuring of certain selling activities in advance of the Comprehensive Business Review.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Merger and Restructuring Accruals

The activity in the merger and restructuring accruals is presented in the table below. Of the total $20 million Merger, restructuring and other operating expenses, net incurred in the first quarter of 2017 Condensed Consolidated Statement of Operations, $11 million relates to Merger and restructuring liabilities and are included as Charges incurred in the table below. The remaining $9 million expense is comprised of $6 million in Merger transaction and integration expenses and $4 million in property expenses, professional fees, non-cash items and other expenses, partially offset by a $1 million gain on the disposition of a warehouse facility which was part of the supply chain integration associated with the Merger. These remaining amounts are excluded from the table below because they are charges that are recorded as incurred, non-cash, or otherwise not associated with Merger and restructuring balance sheet accounts.

(In millions)	Balance as of December 31, 2016	Charges Incurred	Cash Payments	Lease Accretion and Other Adjustments	Balance as of April 1, 2017
Termination benefits:
Merger-related accruals	$5	$—	$(1)	$—	$4
Comprehensive Business Review	8	9	(12)	—	5
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	40	3	(11)	—	32
Comprehensive Business Review	13	(1)	(4)	—	8
Other restructuring accruals	5	—	(1)	—	4
Acquired entity accruals	18	—	(2)	1	17

Total	$89	$11	$(31)	$1	$70

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Assets held for sale

Certain facilities identified for closure through integration and other activities have been accounted for as assets held for sale. Assets held for sale primarily consist of supply chain facilities, and are presented in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The assets held for sale activity for the first quarter 2017 is presented in the table below.

(In millions)
Balance as of December 31, 2016	$23
Disposition	(3)

Balance as of April 1, 2017	$20

Gains on dispositions associated with Merger or restructuring activities are recognized at the Corporate level and included when realized in Merger, restructuring and other operating expenses, net in the Condensed Consolidated Statements of Operations. Losses, if any, are recognized when classified as held for sale. Gains or losses associated with dispositions of properties not associated with Merger or restructuring activities are presented as a component of operations when the related accounting criteria are met.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 3. DISCONTINUED OPERATIONS

In the second quarter of 2016, following termination of the Staples Merger Agreement, the Company disclosed its intention to explore strategic alternatives regarding its European business of the International Division.

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

In addition to approving the sale of the OD European Business in the third quarter of 2016, the Company’s Board of Directors approved a plan to sell substantially all of the remaining operations of the International Division. Collectively, the OD European Business sale and other planned dispositions represent a strategic shift that has a major impact on the Company’s operations and financial results and has been accounted for as discontinued operations. On December 31, 2016, the Company closed the sale of the OD European Business contemplated by the Sale and Purchase Agreement dated November 22, 2016, as amended (the “SPA”). Approximately $70 million was accrued at December 31, 2016 under a working capital adjustment provision, of which $35 million was paid during the first quarter of 2017. The Purchaser has disagreed with certain items related to the draft working capital adjustment payment schedule. As provided for in the SPA, the parties have engaged an independent accountant to finalize the working capital payment amount. The remaining working capital adjustment will be paid to the Purchaser once the independent accountant completes their review, which is currently expected to be in July 2017. The Company currently does not believe that the resolution of the items under disagreement will result in a material adjustment.

In April 2017, the Company announced that it had entered into definitive agreements to sell its businesses in Australia and New Zealand. The transaction to sell the businesses in Australia and New Zealand is subject to regulatory approval and the sale is expected to be completed later in 2017. The sale of the Company’s business in South Korea was completed on April 26, 2017. Refer to Note 12 Subsequent Events for further discussion. The Company is also actively marketing for sale its business in mainland China and expects to complete the disposition within the one year period associated with held for sale assets.

The Company has presented the operating results of the OD European Business within discontinued operations, net of tax in 2016. In addition, the Company’s businesses in Australia, New Zealand, South Korea and mainland China are presented within discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. The related assets and liabilities of the disposal groups are presented as current assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets as of April 1, 2017 and December 31, 2016. Cash flows from the Company’s discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for all periods. Certain portions of the former International Division assets and operations are being retained or did not meet the held for sale criteria at April 1, 2017 and, therefore, remain in continuing operations. These assets and operations are presented as Other in Note 11, Division Information.

The Company recorded an adjustment in the first quarter of 2017 to its carrying amount of the remaining entities that are held for sale based on its updated estimate of fair value less cost to sell. The adjustment resulted in a reduction in the related valuation allowance and is included in the net reduction of loss on discontinued operations in the table below. The adjusted carrying amount does not exceed the carrying amount of the entities at the time they were initially classified as held for sale. Completion of the sale of the remaining international operations may be for amounts different from the current estimates and will be evaluated each reporting period until the dispositions are complete.

Restructuring charges incurred by the International Division that previously had been presented as part of Corporate costs have been included in the measurement and presentation of discontinued operations in all periods presented.

With respect to the sale of the OD European Business, the SPA contains customary warranties of the Company and the Purchaser, with the Company’s warranties limited to an aggregate of EUR 10 million. The Company monitors its estimated exposure to liabilities under the warranties under the SPA. As of April 1, 2017, the Company believes it has made adequate provisions for its potential exposures related to these warranties. The Company will continue to provide various transition and product sourcing services to the Purchaser for a period of six to 24 months under a separate agreement. The proceeds and related costs from these services are presented in Other income, net in the Condensed Consolidated Statements of Operations. Also, as part of the disposition, the Company retained responsibility for the frozen defined benefits pension plan in the United Kingdom, which has been classified in continuing operations.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The Company retains guarantees in place as of September 23, 2016 with respect to the liabilities or obligations of the OD European Business and remains contingently liable for these obligations. As part of the OD European Business sale transaction, the Purchaser must indemnify and hold the Company harmless for any losses in connection with these guarantees and must obtain an unconditional and irrevocable release of a guarantee in certain circumstances. The Company currently does not believe it is probable it would be required to perform under any of these guarantees or any of the underlying obligations.

The major components of Discontinued operations, net of tax presented in the Condensed Consolidated Statements of Operations for the first quarter of 2017 and 2016 include the following.

	First Quarter
(In millions)	2017	2016
Sales	$168	$668
Cost of goods sold and occupancy costs	136	527
Operating expenses	27	150
Restructuring charges	1	5
Other income, net	1	—
Net reduction of loss on discontinued operations	38	—
Income tax expense	1	2

Discontinued operations, net of tax	$42	$(16)

Assets and liabilities of discontinued operations presented in the Condensed Consolidated Balance Sheets as of April 1, 2017 and December 31, 2016 are included in the following table. As the sale of the OD European Business was completed before year end 2016, the assets and liabilities of that business are not included in either period presented below.

(In millions)	April 1, 2017	December 31, 2016
Assets
Cash and cash equivalents	$58	$44
Receivables, net	88	88
Inventories	63	82
Prepaid expenses and other current assets	2	4
Property and equipment, net	32	31
Other assets	7	6
Valuation allowance	(67)	(113)

Current assets of discontinued operations	$183	$142

Liabilities
Trade accounts payable	$49	$60
Accrued expenses and other current liabilities	28	27
Income taxes payable	1	2
Short-term borrowings and current maturities of long-term debt	9	9
Deferred income taxes and other long-term liabilities	5	6

Current liabilities of discontinued operations	$92	$104

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 4. DEBT

Amended Credit Agreement

Based on the March borrowing base certificate, at April 1, 2017, the Company had approximately $1.0 billion of available credit under the Second Amended and Restated Credit Agreement. In May 2011, Office Depot entered into an amended and restated agreement, which was amended and restated in May 2016 for an additional five years, and was further amended in December 2016 (the “Amended Credit Agreement”). The $1.2 billion facility will mature on May 13, 2021. The Amended Credit Agreement reduces the overall fees and applicable spread on borrowing and modifies certain covenants to provide additional flexibility for incremental indebtedness, acquisitions, asset sales and restricted payments. In connection with the May 2016 amendment, the Company recorded $6 million in debt acquisition costs, which are included in Other assets in the Condensed Consolidated Balance Sheet and will be amortized ratably through May 2021.

As of April 1, 2017, letters of credit outstanding under the Amended Credit Agreement totaled $82 million. There were no borrowings under the Amended Credit Agreement in the first quarter of 2017.

Other

The Company was in compliance with all applicable financial covenants at April 1, 2017.

NOTE 5. INCOME TAXES

The effective tax rate for the first quarter of 2017 was 39% compared to 10% for the first quarter of 2016. The effective tax rate for the first quarter of 2017 was primarily impacted by the effect of state taxes and nondeductible expenses while the effective tax rate for the first quarter of 2016 was primarily impacted by the valuation allowances on the U.S. deferred tax assets. The impact of the valuation allowance for the first quarter of 2016 was to reduce the amount of U.S. tax expense recognized, reducing the overall effective tax rate. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate each quarter.

During 2016, the Company concluded that it was more likely than not that a benefit from a substantial portion of its U.S. federal and state deferred tax assets would be realized. This conclusion was based on a detailed evaluation of all available positive and negative evidence and the weight of such evidence, the current financial position and results of operations for the current and preceding years, and the expectation of continued earnings. The Company determined that approximately $400 million of its U.S. federal and state valuation allowance should be reversed in 2016, with approximately $240 million in the third quarter as a discrete non-cash income tax benefit and the remainder as an adjustment to the estimated annual effective tax rate.

After the 2016 valuation allowance reversal, the Company continues to have a U.S. valuation allowance for certain U.S. federal credits and state tax attributes. The remaining valuation allowances relate to deferred tax assets that require certain types of income or for income to be earned in certain jurisdictions in order to be realized. It is reasonably possible that the Company will realize a portion of the remaining valuation allowance in the future based upon continued profitability. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years before 2016 and 2009, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal and state and local income tax examinations for years before 2013 and 2006, respectively. The U.S. federal income tax return for 2016 is currently under review. Generally, the Company is subject to routine examination for years 2008 and forward in its international tax jurisdictions.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 6. STOCKHOLDERS’ EQUITY

The following table reflects the changes in stockholders’ equity.

(In millions)
Stockholders’ equity at December 31, 2016	$1,852
Net income	116
Repurchase of common stock for treasury	(10)
Dividends paid on common stock	(13)
Share transactions under employee-related plan	(9)
Other comprehensive income	6
Amortization of long-term incentive stock grants	12

Stockholders’ equity at April 1, 2017	$1,954

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension and Other	Total
Balance at December 31, 2016	$(67)	$(62)	$(129)
Other comprehensive income (loss) activity before reclassifications	6	—	6

Balance at April 1, 2017	$(61)	$(62)	$(123)

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

Under the stock repurchase program, in the first quarter 2017, the Company purchased approximately 2 million shares at a cost of $10 million. As of April 1, 2017, $108 million remains available for repurchase under the current authorization. Refer to Item 2 Unregistered Sales of Equity Securities and Use of Proceeds for more information.

Dividends on Common Stock

In February 2017, the Board of Directors declared a cash dividend of $0.025 per share on its common stock. The total per share dividend of $0.025 was paid on March 15, 2017 to shareholders of record at the close of business on March 3, 2017, resulting in a total cash payment of $13 million. Dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. Additionally, payment of dividends is permitted under our existing credit facilities provided that the Company has the required minimum liquidity or fixed charge ratio but may be limited if the Company does not meet the necessary requirements.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. EARNINGS PER SHARE

The following table represents the calculation of net earnings (loss) per common share – basic and diluted:

	First Quarter
(In millions, except per share amounts)	2017	2016
Basic Earnings Per Share
Numerator:
Net income from continuing operations	$74	$62
Income (loss) from discontinued operations, net of tax	42	(16)

Net income	$116	$46

Denominator:
Weighted-average shares outstanding	515	549
Basic earnings (loss) per share:
Continuing operations	$0.14	$0.11
Discontinued operations	0.08	(0.03)

Net earnings per share	$0.22	$0.08

Diluted Earnings Per Share
Numerator:
Net income from continuing operations	$74	$62
Income (loss) from discontinued operations, net of tax	42	(16)

Net income	$116	$46

Denominator:
Weighted-average shares outstanding	515	549
Effect of dilutive securities:
Stock options and restricted stock	17	6

Diluted weighted-average shares outstanding	532	555
Diluted earnings (loss) per share:
Continuing operations	$0.14	$0.11
Discontinued operations	0.08	(0.03)

Net diluted earnings per share	$0.22	$0.08

Awards of stock options and nonvested shares representing approximately 4 million and 6 million additional shares of common stock were outstanding for the first quarters of 2017 and 2016, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 8. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans – North America

The components of net periodic pension benefit for the Company’s North American pension plans are as follows:

	First Quarter
(In millions)	2017	2016
Service cost	$2	$2
Interest cost	10	11
Expected return on plan assets	(12)	(14)

Net periodic pension benefit	$—	$(1)

In the first quarter of 2017, cash contributions to the North American pension plans were not significant. The Company expects to make additional cash contributions of $2 million to the North American pension plans the remainder of 2017.

Pension Plan – UK

The components of net periodic pension benefit for the Company’s UK pension plan are as follows:

	First Quarter
(In millions)	2017	2016
Service cost	$—	$—
Interest cost	2	2
Expected return on plan assets	(3)	(3)

Net periodic pension benefit	$(1)	$(1)

As part of the OD European Business sale, the Company retained the United Kingdom defined benefit pension plan. The United Kingdom pension plan is in a net asset position. In the first quarter of 2017, cash contributions of $1 million were made to the UK pension plan. The Company expects to make additional cash contributions of $1 million to the UK pension plan the remainder of 2017.

Net periodic pension benefits for the North American and UK pension and other postretirement benefit plans are recorded in Selling, general and administrative expenses at the Corporate level in the Condensed Consolidated Statements of Operations.

NOTE 9. FAIR VALUE MEASUREMENTS

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments.

	Level 1
(In millions)	April 1, 2017	December 31, 2016
Money market funds	$135	$135

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. Amounts associated with derivative financial instruments are considered Level 1 measurements but were not significant for the reported periods. At April 1, 2017 and December 31, 2016, Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets included less than $1 million related to derivative fuel contracts.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not recognize asset impairment charges associated with continuing operations for the first quarters of 2017 and 2016.

Other Fair Value Disclosures

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	April 1, 2017		December 31, 2016
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Timber notes receivable	$879	$886	$885	$884
Company-owned life insurance	86	86	89	89
Financial liabilities
Recourse debt
Revenue bonds, due in varying amounts periodically through 2029	186	184	186	181
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	12	14	12
Non-recourse debt	792	798	798	800

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

In addition to the foregoing, OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of April 1, 2017, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these environmental liabilities, our estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 11. DIVISION INFORMATION

Following the decision to sell the OD European Business and substantially all of the remaining operations that previously were presented as the International Division, and their presentation as discontinued operations, the Company has two operating segments which are also the reportable segments: North American Retail Division and North American Business Solutions Division. The North American Retail Division includes retail stores in the United States, including Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, facilities products, and office furniture. Most stores also have a copy and print center offering printing, reproduction, mailing and shipping services. The North American Business Solutions Division sells office supply products and services in the United States, including Puerto Rico and the U.S. Virgin Islands and Canada. North American Business Solutions Division customers are served through dedicated sales forces, through catalogs, telesales, and electronically through its Internet sites.

The retained operations previously included in the International Division are not significant at April 1, 2017 and have been presented as Other.

The office supply products and services offered across the segments are similar. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Divisions including Merger, restructuring and other operating expenses, net, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities.

The following is a summary of Sales and Division operating income (loss) by each of the Divisions, reconciled to consolidated totals, after the elimination of the discontinued operations for all periods.

	Sales
	First Quarter
(In millions)	2017	2016
North American Retail Division	$1,358	$1,506
North American Business Solutions Division	1,315	1,368
Other	3	2

Total	$2,676	$2,876

	Division Operating Income (loss)
	First Quarter
(In millions)	2017	2016
North American Retail Division	$112	$102
North American Business Solutions Division	58	46
Other	(1)	—

Total	$169	$148

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

A reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

	First Quarter
(In millions)	2017	2016
Total Division operating income	$169	$148
Add/(subtract):
Merger, restructuring, and other operating expenses, net	(20)	(39)
Unallocated expenses	(22)	(24)
Interest income	6	6
Interest expense	(13)	(22)
Other income, net	1	—

Income from continuing operations before income taxes	$121	$69

As of April 1, 2017, goodwill totaled $363 million, of which $78 million was recorded in the North American Retail Division and $285 million in the North American Business Solutions Division.

NOTE 12. SUBSEQUENT EVENTS

On April 18, 2017, the Company entered into a definitive sale and purchase agreement to sell the Company’s Australian and New Zealand business operations. The transaction is structured as an equity sale, with the purchaser acquiring the Australian and New Zealand businesses with its assets and liabilities, and is expected to close within the next several months, subject to the purchaser obtaining necessary regulatory approval. Until the closing date, the Company has agreed to operate the Australian and New Zealand businesses in the ordinary course.

On April 7, 2017, the Company entered into a definitive sale and purchase agreement to sell the Company’s Korean business operations. The transaction was structured as an equity sale, with the purchaser acquiring the Korean business with its assets and liabilities. The transaction closed on April 26, 2017.

The Company may provide certain transitional services to the purchasers for a limited period of time following the closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act Of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in our discussion of Risk Factors, found in Item 1A of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2017 (the “2016 Form 10-K”), and Forward-Looking Statements, found in Part I of our 2016 Form 10-K.

RESULTS OF OPERATIONS

OVERVIEW

The Company

Office Depot, Inc., together with its subsidiaries (“Office Depot” or the “Company”), is a supplier of office products and services. The Company currently operates under several banners, including Office Depot ® and OfficeMax ® and utilizes proprietary company and product brand names. As of April 1, 2017, the Company sold to customers throughout North America and the Asia/Pacific region.

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

Disposition of the International Division – Discontinued Operations

On September 23, 2016, we announced that we had received an irrevocable offer from The AURELIUS Group to acquire substantially all of the business in Europe (the “OD European Business”). The transaction was structured as an equity sale with the buyer acquiring the OD European Business with its operating assets and liabilities. We retained the assets and obligations of a frozen defined benefit pension plan in the United Kingdom. On December 31, 2016 we completed the sale of the OD European Business to The AURELIUS Group. Approximately $70 million was accrued at December 31, 2016 under a working capital adjustment provision, of which $35 million was paid during the first quarter of 2017. The purchaser has disagreed with certain items related to the draft working capital adjustment payment schedule. As provided for in the SPA, the parties have engaged an independent accountant to finalize the working capital payment amount. The remaining working capital adjustment will be paid to the Purchaser once the independent accountant completes their review, which is currently expected to be in July 2017. The Company currently does not believe that the resolution of the items under disagreement will result in a material adjustment.

In April 2017, the Company announced that it had entered into definitive agreements to sell its businesses in Australia and New Zealand. The transaction to sell the businesses in Australia and New Zealand is subject to regulatory approval and the sale is expected to be completed within the next several months. The sale of the Company’s business in South Korea was completed on April 26, 2017. The Company is also actively marketing for sale its business in mainland China and expects to complete the disposition within the one year period associated with held for sale assets. The assets and liabilities of the entities expected to be sold are classified as held for sale and included in discontinued operations. We currently anticipate retaining the sourcing and trading operations of the former International Division, which are presented as Other in Note 11, “Division Information,” of the Condensed Consolidated Financial Statements.

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

Certain operations previously included in the International Division, including certain global sourcing and trading operations of the Asia/Pacific region, which management plans to retain have been presented as Other, pending resolution of how these operations will be managed in future periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist readers in better understanding and evaluating our financial condition and results of operations. We recommend reading this MD&A in conjunction with our Condensed Consolidated Financial Statements and the Notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2016 Form 10-K.

A summary of certain factors impacting operating results of the continuing operations for the 13-week periods ended April 1, 2017 (also referred to as “the first quarter of 2017”) and March 26, 2016 (also referred to as “the first quarter of 2016”) is provided below. Additional discussion of the first quarter of 2017 results is provided in the narrative that follows this overview.

•	Sales reported in the first quarter of 2017 compared to the same period of the prior year were significantly affected by planned retail store closures and declining comparable store sales in the North American Retail Division and continued impacts from the prolonged Staples Acquisition attempt in the contract channel of the North American Business Solutions Division.

Sales	First Quarter
(In millions)	2017	2016	Change
North American Retail Division	$1,358	$1,506	(10)%
Change in comparable store sales			(5)%
North American Business Solutions Division	1,315	1,368	(4)%
Other	3	2	50%

Total	$2,676	$2,876	(7)%

•	Total Company’s gross margin in the first quarter of 2017 increased approximately 40 basis points when compared to the first quarter of 2016, principally driven by the North American Retail business.

•	Total Company Selling, general and administrative expenses decreased in the first quarter of 2017 compared to the same period in 2016, reflecting the closure of stores, lower payroll and general and administrative expenses primarily related to actions taken as part of our Comprehensive Business Review and continued Merger synergies.

•	Merger, restructuring and other operating expense, net in the first quarter of 2017, amounted to $20 million, compared to $39 million in the first quarter 2016. In the first quarter of 2017, this line item includes $10 million of expenses related to Merger activities and $10 million of expenses associated with the Comprehensive Business Review initiated in August 2016. Additional integration and restructuring expenses are expected to be incurred in future periods. Refer to Note 2 of the Condensed Consolidated Financial Statements for additional information about the Comprehensive Business Review.

•	The effective tax rate for the first quarter of 2017 was primarily impacted by the effect of state taxes and nondeductible expenses. The effective tax rate for the first quarter of 2016 was primarily impacted by the valuation allowances on the U.S. deferred tax assets.

•	Diluted earnings per share from continuing operations was $0.14 in the first quarter of 2017 compared to $0.11 in the first quarter of 2016.

•	Diluted earnings per share from discontinued operations was $0.08 in the first quarter of 2017 compared to a loss of $0.03 in the first quarter of 2016. The 2017 amount reflects agreements to sell certain business at amounts higher than previous estimates, resulting in an increase in the carrying value during the quarter.

•	Net diluted earnings per share was $0.22 in the first quarter of 2017 compared to earnings of $0.08 in the first quarter of 2016.

•	At April 1, 2017, we had $0.7 billion in cash and cash equivalents and $1.0 billion available under the Amended Credit Agreement. Cash provided by operating activities of continuing operations was $88 million for the first quarter of 2017, compared to cash used in operating activities of $67 million in the same period of the prior year.

•	In March 2017, the Company paid a quarterly cash dividend on its common stock of $0.025 per share, resulting in a total cash payment of $13 million.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

NORTH AMERICAN RETAIL DIVISION

	First Quarter
(In millions)	2017	2016
Sales	$1,358	$1,506
% change	(10)%	(9)%
Division operating income	$112	$102
% of sales	8%	7%
Comparable store sales decline	(5)%	(1)%

Sales in our North American Retail Division decreased 10% in the first quarter of 2017 compared to the same period in the prior year. The decrease resulted from planned store closures and a decline in comparable store sales. During the second quarter of 2016, the Company completed the 400 store closure program associated with the 2014 Real Estate Strategy. In August 2016, the Company announced plans to close an additional 300 retail locations through 2018 as part of the Comprehensive Business Review and closed 72 under the program in 2016. During the first quarters of 2017 and 2016, the North American Retail Division closed 2 and 9 stores, respectively, under this program. For the first quarter of 2017, the Company ended the period with a store count of 1,439. The Company plans to close approximately 75 stores during 2017.

Comparable store sales in the first quarter of 2017 decreased 5%, reflecting lower store traffic, transaction counts and average order value. Comparable store sales decreased in ink, toner, computers and technology related products. Sales were flat in furniture, but decreased in copy and print services, and cleaning/breakroom products. The North American Retail Division continued to benefit from the increasing trend of omni-channel transactions where customers order online for pick up in stores. The buy online-pick up in store sales are included in our comparable store calculations as they are fulfilled with store inventory and serviced by division employees. Additionally, comparable store sales calculations continue to be positively affected from customers transferring from closed to nearby stores which remain open, though the impact declines after the one year anniversary of the store closure. The average sales transfer rate achieved to date under the store closure programs is estimated to be over 30%.

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

The North American Retail Division reported operating income of $112 million in the first quarter of 2017, compared to $102 million in the first quarter of 2016. The increase in Division operating income in the first quarter of 2017 reflects lower occupancy costs and lower selling, general and administrative expenses, including payroll and advertising, and other store expenses from a smaller base of stores, as well as operational efficiencies and cost control, which were partially offset by the negative impact of lower sales on fixed operating expenses (the “flow through impact”).

Charges associated with the store closure programs are reported in Merger, restructuring and other operating expenses, net in the Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting, and not included in the determination of the North American Retail Division income.

NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

	First Quarter
(In millions)	2017	2016
Sales	$1,315	$1,368
% change	(4)%	(7)%
Division operating income	$58	$46
% of sales	4%	3%

Sales in our North American Business Solutions Division in U.S. dollars and constant currency decreased 4% in the first quarter of 2017 compared to the same period in the prior year. The North American Business Solutions Division includes the contract channel and the direct channel. Sales decreased in the contract channel, but were flat in the direct channel.

The decline in contract channel sales continues to reflect the impact of customer attrition and fewer customer additions during the period of business disruption related to the prolonged Staples Acquisition attempt, as well as competitive pressures in certain supplies and technology categories. Enhancements to the sales model and future product offering expansion are anticipated to reduce the rate of sales decline, but the impact from the Staples Acquisition attempt disruption will continue to affect prior year comparisons until lost accounts are replaced. Additionally, new customers typically require an integration period before reaching their buying potential and having a positive impact on sales trends. In the direct channel, sales were flat as higher online sales were offset by the continued reduction in catalog and call center sales. Also, sales placed online but picked up in stores continue to increase in 2017 and are reported as sales in the North American Retail Division. On a product category basis for the North American Business Solutions Division, sales increased in copy and print services as well as cleaning/breakroom and decreased across the other primary product categories.

Division operating income was $58 million in the first quarter of 2017 as compared to $46 million in the first quarter of 2016. As a percentage of sales, division operating income increased, primarily as a result of lower selling, general and administrative expenses, including payroll and integration synergy benefits, which more than offset the negative flow through impact of the sales decline.

OTHER

	First Quarter
(In millions)	2017	2016
Sales	$3	$2
Other operating (loss) income	$(1)	$—

Certain operations previously included in the International Division, including certain global sourcing and trading operations of the Asia/Pacific region, which management plans to retain, have been presented as Other, pending resolution of how these operations will be managed in future periods. The operations primarily relate to the sale of products to former joint venture partners.

CORPORATE

The line item in our Condensed Consolidated Statements of Operations impacted by Corporate activities is Merger, restructuring and other operating expenses, net. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures.

The table below summarizes the major components of Merger, restructuring and other operating expenses, net, followed by a narrative discussion of the significant matters. In addition to these charges and credits, certain Selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Expenses” below.

	First Quarter
(In millions)	2017	2016
Merger related expenses
Severance, retention, and relocation	$—	$1
Transaction and integration	6	11
Facility closure, contract termination and other expenses, net	4	2

Total Merger related expenses	10	14

Staples Acquisition expenses
Retention	—	2
Transaction	—	20

Total Staples Acquisition expenses	—	22

Comprehensive Business Review and Other Restructuring expenses
Severance	9	3
Facility closure, contract termination, professional fees and other expenses, net	1	—

Total Comprehensive Business Review and Other Restructuring expenses	10	3

Total Merger, restructuring and other operating expenses, net	$20	$39

Merger related expenses

Transaction and integration expenses include integration-related professional fees, incremental temporary contract labor, salary and benefits for employees dedicated to the Merger activity, travel costs, non-capitalizable software integration costs, and other direct costs to combine the companies. Such costs are being recognized as incurred.

Facility closure, contract termination, and other costs, net primarily relate to facility closure accruals, contract termination cost, gains and losses on asset dispositions, and accelerated depreciation. Facility closure expenses include amounts incurred by the Company to close retail stores in the United States as part of the Real Estate Strategy, as well as supply chain facilities. During first quarter 2017, the Company recognized a gain of $1 million from the sale of a warehouse facility that had been classified as assets held for sale. The gain is included in Merger, restructuring and other operating expenses, net, as the disposition was part of the supply chain integration associated with the Merger.

Staples Acquisition expenses

Expenses include retention accruals and transaction costs, including costs associated with regulatory filings and professional fees. The Staples Merger Agreement was terminated on May 16, 2016 and no further expenses are expected.

Comprehensive Business Review and Other Restructuring expenses

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

In the first quarter of 2016, the Company incurred $3 million of severance expense associated with the restructuring of certain selling activities in advance of the Comprehensive Business Review.

Refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Unallocated Expenses

The Company allocates to the Divisions functional support costs that are considered to be directly or closely related to segment activity. Those allocated costs are included in the measurement of Division operating income. Other companies may charge more or less of functional support costs to their segments, and our results therefore may not be comparable to similarly titled measures used by other companies. The unallocated costs primarily consist of the buildings used for the Company’s corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, audit and similar functions. Unallocated costs also include the pension credit related to the frozen OfficeMax pension and other benefit plans. Additionally, the pension plan in the United Kingdom that has been retained by the Company, as well as certain general and administrative costs previously allocated to the International Division that have been excluded from the discontinued operations measurement have been included in Corporate unallocated costs.

Unallocated costs were $22 million and $24 million in the first quarter of 2017 and 2016, respectively. The decrease in the first quarter of 2017 resulted primarily from savings associated with our Comprehensive Business Review and synergies achieved at the corporate functional level following the Merger, including the integration of the corporate headquarters and lower software amortization, partially offset by executive transition costs.

Other Income and Expense

	First Quarter
(In millions)	2017	2016
Interest income	$6	$6
Interest expense	(13)	(22)
Other income, net	1	—

Interest expense in the first quarter of 2016 includes $6 million associated with Senior Notes which were redeemed in the third quarter of 2016.

Discontinued Operations

Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements for information regarding the businesses accounted for as discontinued operations.

Income Taxes

The effective tax rate for the first quarter of 2017 was 39% compared to 10% for the first quarter of 2016. The effective tax rate for the first quarter of 2017 was primarily impacted by the effect of state taxes and nondeductible expenses while the effective tax rate for the first quarter of 2016 was primarily impacted by the valuation allowances on the U.S. deferred tax assets. The impact of the valuation allowance for the first quarter of 2016 was to reduce the amount of U.S. tax expense recognized, reducing the overall effective tax rate. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate each quarter.

During 2016, the Company concluded that it was more likely than not that a benefit from a substantial portion of its U.S. federal and state deferred tax assets would be realized. This conclusion was based on a detailed evaluation of all available positive and negative evidence and the weight of such evidence, the current financial position and results of operations for the current and preceding years, and the expectation of continued earnings. The Company determined that approximately $400 million of its U.S. federal and state valuation allowance should be reversed in 2016, with approximately $240 million in the third quarter as a discrete non-cash income tax benefit and the remainder as an adjustment to the estimated annual effective tax rate.

After the 2016 valuation allowance reversal, the Company continues to have a U.S. valuation allowance for certain U.S. federal credits and state tax attributes. The remaining valuation allowances relate to deferred tax assets that require certain types of income or for income to be earned in certain jurisdictions in order to be realized. It is reasonably possible that the Company will realize a portion of the remaining valuation allowance in the future based upon continued profitability. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years before 2016 and 2009, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal and state and local income tax examinations for years before 2013 and 2006, respectively. The U.S. federal income tax return for 2016 is currently under review. Generally, the Company is subject to routine examination for years 2008 and forward in its international tax jurisdictions.

It is not reasonably possible that certain tax positions will be resolved within the next 12 months. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

NEW ACCOUNTING STANDARDS

For a description of new applicable accounting standards, Refer to Note 1, Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

At April 1, 2017, we had $0.7 billion in cash and equivalents and another $1.0 billion available under the Amended Credit Agreement (as defined in Note 4 of the Condensed Consolidated Financial Statements) based on the March borrowing base certificate, for a total liquidity of approximately $1.7 billion. We currently believe that our cash on hand, availability of funds under the Amended Credit Agreement, and full year cash flows generated from operations will be sufficient to fund our working capital, capital expenditure, debt repayment, common stock repurchases, cash dividends on common stock, and Merger integration and restructuring expenses for at least the next twelve months.

At April 1, 2017, no amounts were drawn under the Amended Credit Agreement. There were letters of credit outstanding under the Amended Credit Agreement at the end of the first quarter 2017 totaling $82 million.

The Company was in compliance with all applicable financial covenants at April 1, 2017.

We have incurred significant expenses associated with the Merger, integration and restructuring actions, and expect to incur approximately $45 million of Merger integration expenses in 2017, of which $10 million was incurred in the first quarter of 2017, and an additional $6 million in 2018. Additionally, in August 2016, the Company announced plans to lower operating costs under the Comprehensive Business Review. The Company expects to deliver over $250 million in annual benefits by the end of 2018, split evenly between 2017 and 2018 and estimates it will incur a total of approximately $125 million in costs and capital expenditures to implement the cost savings programs.

For the full year 2017, the Company estimates capital expenditures will be approximately $200 million including investments to support the Company’s critical priorities and the Store of the Future test format.

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

Under the $250 million stock repurchase program, the Company purchased approximately 2 million shares at a cost of $10 million in the first quarter of 2017.

Cash Flows

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

	First Quarter
(In millions)	2017	2016
Operating activities of continuing operations	$88	$(67)
Investing activities of continuing operations	(22)	(23)
Financing activities of continuing operations	(38)	(26)

Operating Activities from Continuing Operations

During the first quarter of 2017, cash provided by operating activities of continuing operations was $88 million, compared to cash used in operating activities of continuing operations of $67 million during the same period last year. Operating activities reflect outflows related to Merger, restructuring, and integration in 2017 and 2016. First quarter 2016 operating activities also reflect outflows related to Staples Acquisition activities.

Changes in net working capital and other operating activities in the first quarter 2017 resulted in a $79 million use of cash compared to a use of $193 million in the same period last year. The first quarter 2017 period reflects a greater decrease in inventory as well as a lower decrease in accounts payable and other accrued liabilities compared to the same period of the prior year, partially offset by a greater increase in prepaid expenses and other assets and a lower decrease in receivables. The 2016 period includes the payment of the 2015 accrued incentives and payment of retention awards associated with the Staples Acquisition attempt. Working capital is influenced by a number of factors including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note 1 of the Condensed Consolidated Financial Statements.

Investing Activities from Continuing Operations

Cash used in investing activities of continuing operations was $22 million in the first quarter of 2017, compared to $23 million in the first quarter of 2016. During the first quarter of 2017 and 2016, capital expenditures were $30 million and $24 million, respectively. These outflows in the first quarters of 2017 and 2016 were partially offset by proceeds from the disposition of assets and other of $8 million and $1 million, respectively.

Financing Activities from Continuing Operations

Cash used in financing activities of continuing operations was $38 million in the first quarter of 2017, compared to $26 million in the first quarter of 2016. In the first quarter 2017, the Company used $10 million to repurchase its common stock for treasury. During the first quarter of 2017, the Company declared and paid a cash dividend of $0.025 per share on its common stock for an aggregate payment of $13 million. Additionally, during the first quarter 2017, net payments on long- and short-term borrowings were $6 million compared to net payments of $26 million in the first quarter of 2016. The payments on long- and short-term borrowings in the first quarter 2016 include the redemption at maturity of the 7.35% debentures totaling $18 million.

Discontinued Operations

Cash provided by (used in) operating, investing and financing activities of discontinued operations is summarized as follows:

	First Quarter
(In millions)	2017	2016
Operating activities of discontinued operations	$14	$(72)
Investing activities of discontinued operations	(49)	(2)
Financing activities of discontinued operations	—	—

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2016 Form 10-K, in Note 1 of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At April 1, 2017, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2016 Form 10-K. However, the entities that represented the majority of the foreign currency risk are now being accounted for as discontinued operations.

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

Based on management’s evaluation, as of April 1, 2017, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

In addition to the foregoing, OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of April 1, 2017, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these environmental liabilities, our estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in the Company’s 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2017, the Company repurchased approximately 2 million shares of its common stock in connection with the share repurchase program that was approved by the Board of Directors in May 2016 and amended in August 2016.

Period	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (In thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (b) (In millions)
January 1 – January 28, 2017	270	$4.50	270	$117
January 29 – February 25, 2017	842	$4.38	842	$113
February 26, 2017 – April 1, 2017	1,081	$4.52	1,081	$108

Total	2,193

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid.
(b)	In May 2016, the Company’s Board of Directors authorized a stock repurchase program of up to $100 million of its outstanding common stock. The stock repurchase authorization permits the Company to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. In August 2016, the Board of Directors authorized increasing the share repurchase program to $250 million. The authorization extends to the end of 2018 and may be suspended or discontinued at any time.

The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity.

In February 2017, the Board of Directors declared a quarterly dividend of $0.025 per share of the Company’s common stock. On March 15, 2017, a cash dividend of $0.025 per share of common stock was paid to shareholders of record at the close of business on March 3, 2017, resulting in total cash payment of $13 million. Dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. Additionally, payment of dividends is permitted under our existing credit facilities provided that the Company has the required minimum liquidity or fixed charge ratio but may be limited if the Company does not meet the necessary requirements.

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

OFFICE DEPOT, INC.
(Registrant)

Date: May 9, 2017	By:	/s/ Gerry P. Smith
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Stephen E. Hare
Stephen E. Hare
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2017	By:	/s/ Michael Rabinovitch
Michael Rabinovitch
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)