Form 10-Q
period 2017-07-01
OFFICE DEPOT INC
filed 2017-08-09
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2017

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At July 1, 2017, there were 518,406,220 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016
Sales	$2,363	$2,583	$5,039	$5,459
Cost of goods sold and occupancy costs	1,818	1,970	3,819	4,132

Gross profit	545	613	1,220	1,327
Selling, general and administrative expenses	478	535	1,006	1,125
Asset impairments	1	—	1	—
Merger, restructuring, and other operating (income) expenses, net	20	(193)	40	(154)

Operating income	46	271	173	356
Other income (expense):
Interest income	6	6	12	11
Interest expense	(14)	(23)	(27)	(44)
Other expense, net	(3)	—	(2)	—

Income from continuing operations before income taxes	35	254	156	323
Income tax expense	14	22	61	29

Net income from continuing operations	21	232	95	294
Discontinued operations, net of tax	3	(22)	45	(38)

Net income	$24	$210	$140	$256

Basic earnings (loss) per share
Continuing operations	$0.04	$0.42	$0.18	$0.53
Discontinued operations	0.01	(0.04)	0.09	(0.07)

Net earnings per share	$0.05	$0.38	$0.27	$0.47

Diluted earnings (loss) per share
Continuing operations	$0.04	$0.41	$0.18	$0.53
Discontinued operations	0.01	(0.04)	0.08	(0.07)

Net diluted earnings per share	$0.05	$0.38	$0.26	$0.46

Dividends per common share	$0.025	$—	$0.050	$—

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed March 1, 2017 (the “2016 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016
Net income	$24	$210	$140	$256
Other comprehensive income, net of tax where applicable:
Foreign currency translation adjustments	12	4	18	12
Reclassification of foreign currency translation adjustments realized upon disposal of business	5	—	5	—
Other	—	1	—	(1)

Total other comprehensive income, net of tax, where applicable	17	5	23	11

Comprehensive income	$41	$215	$163	$267

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$763	$763
Receivables, net	652	687
Inventories	1,228	1,279
Prepaid expenses and other current assets	116	102
Current assets of discontinued operations	153	142

Total current assets	2,912	2,973
Property and equipment, net	580	601
Goodwill	363	363
Other intangible assets, net	32	33
Timber notes receivable	874	885
Deferred income taxes	425	466
Other assets	226	219

Total assets	$5,412	$5,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$873	$893
Accrued expenses and other current liabilities	855	1,002
Income taxes payable	2	3
Short-term borrowings and current maturities of long-term debt	28	29
Current liabilities of discontinued operations	69	104

Total current liabilities	1,827	2,031
Deferred income taxes and other long-term liabilities	338	361
Pension and postretirement obligations, net	138	140
Long-term debt, net of current maturities	347	358
Non-recourse debt	787	798

Total liabilities	3,437	3,688

Commitments and contingencies
Stockholders’ equity:
Common stock—authorized 800,000,000 shares of $.01 par value; issued shares – 564,967,006 at July 1, 2017 and 557,892,568 at December 31, 2016	6	6
Additional paid-in capital	2,596	2,618
Accumulated other comprehensive loss	(106)	(129)
Accumulated deficit	(314)	(453)
Treasury stock, at cost – 46,560,786 shares at July 1, 2017 and 42,802,998 shares at December 31, 2016	(207)	(190)

Total stockholders’ equity	1,975	1,852

Total liabilities and stockholders’ equity	$5,412	$5,540

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	26 Weeks Ended
	July 1, 2017	June 25, 2016
Cash flows from operating activities of continuing operations:
Net income	$140	$256
Income (loss) from discontinued operations, net of tax	45	(38)

Net income from continuing operations	95	294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79	97
Charges for losses on inventories and receivables	35	30
Asset impairments	1	—
Compensation expense for share-based payments	17	14
Deferred income taxes	42	2
Changes in working capital and other	(154)	(189)

Net cash provided by operating activities of continuing operations	115	248

Cash flows from investing activities of continuing operations:
Capital expenditures	(55)	(45)
Proceeds from disposition of assets and other	33	11

Net cash used in investing activities of continuing operations	(22)	(34)

Cash flows from financing activities of continuing operations:
Net payments on long and short-term borrowings	(15)	(34)
Debt related fees	—	(6)
Cash dividends on common stock	(26)	—
Share purchase for taxes, net of proceeds on employee-related plans	(14)	1
Repurchase of common stock for treasury	(17)	(26)

Net cash used in financing activities of continuing operations	(72)	(65)

Cash flows from discontinued operations:
Operating activities of discontinued operations	21	(100)
Investing activities of discontinued operations	(26)	(3)
Financing activities of discontinued operations	(8)	2

Net cash used in discontinued operations	(13)	(101)

Effect of exchange rate changes on cash and cash equivalents	5	1
Net increase in cash and cash equivalents	13	49
Cash and cash equivalents at beginning of period	807	1,069

Cash and cash equivalents at end of period-total	820	1,118
Cash and cash equivalents of discontinued operations	(57)	(104)

Cash and cash equivalent at end of the period-continuing operations	$763	$1,014

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Office Depot, Inc., including consolidated subsidiaries (“Office Depot” or the “Company”), is a provider of office supplies, business products and services delivered through an omnichannel platform. The Company currently operates under several banners, including Office Depot ® and OfficeMax ® and utilizes proprietary company and product brand names. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “ODP.” As of July 1, 2017, the Company sold to customers through two reportable segments (or “Divisions”): Retail Division and Business Solutions Division.

In September 2016, the Company’s Board of Directors committed to a plan to sell substantially all of the Company’s International Division operations (the “International Operations”). Accordingly, the Company has presented the International Operations as discontinued operations beginning in the third quarter 2016. The Company has reclassified the financial results of the International Operations to Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The Company also classified the related assets and liabilities as current assets and liabilities of discontinued operations on the accompanying Condensed Consolidated Balance Sheets as of July 1, 2017, and December 31, 2016. Cash flows from the Company’s discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for all periods. Certain portions of the International Division assets and operations are being retained or did not meet the held for sale criteria and therefore remain in continuing operations, with prior periods adjusted, where appropriate. Additional information on the dispositions is provided in Note 3.

The Condensed Consolidated Financial Statements as of July 1, 2017, and for the 13-week and 26-week periods ended July 1, 2017 (also referred to as “the second quarter of 2017” and “the first half of 2017,” respectively) and June 25, 2016 (also referred to as “the second quarter of 2016” and “the first half of 2016,” respectively) are unaudited. However, in management’s opinion, these condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

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

Cash Management

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Trade accounts payable and Accrued expenses and other current liabilities as of July 1, 2017 and December 31, 2016, included $44 million and $58 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At July 1, 2017, cash and cash equivalents from continuing operations but held outside the United States amounted to $134 million. Additionally, $57 million of cash held outside the United States was included in current assets of discontinued operations.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

New Accounting Standards

Standards that are not yet adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that supersedes most current revenue recognition guidance and modifies the accounting for certain costs associated with revenue generation. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that principle and requires additional disclosures. The standard was originally to be effective for the Company’s first quarter of 2017. In July 2015, the FASB approved a one year extension to the required implementation date but also permitted companies to adopt the standard at the original effective date of 2017. The new revenue recognition standard may be applied retrospectively to each prior period presented or modified retrospectively with the cumulative effect recognized as of the date of adoption.

The Company continues to assess the impact this new standard will have on its Consolidated Financial Statements and has not yet decided on which adoption alternative to apply upon adoption in the first quarter of 2018. However, based on its ongoing assessment, the Company expects that the new standard will require the impacts of its loyalty programs to be presented as a reduction of revenue, rather than as cost accruals as is permitted under existing accounting rules. Additionally, the timing of revenue recognition will be accelerated for items where the Company’s performance obligation is complete, such as certain commission arrangements, and delayed where performance obligations remain, such as certain coupons and incentives offered from time-to-time. The Company also continues to assess its disclosure requirements related to this new standard and changes that may be necessary to the Company’s systems and internal controls over financial reporting. The Company will adopt the standard in the first quarter of 2018, and does not expect the adoption of the new standard to materially affect its consolidated net income, cash flows or financial position.

In February 2016, the FASB issued an accounting standards update which will require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for lessors will remain relatively unchanged. The accounting standards update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Lessees and lessors are required to use a modified retrospective transition method for existing leases and accordingly, apply the new accounting model for the earliest year presented in the financial statements. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements but anticipates it will result in significant right of use assets and related liabilities associated with its operating leases being recorded on its balance sheet. Substantially all of the Company’s retail store locations and supply chain facilities are subject to operating lease arrangements. The Company will adopt the standard in the first quarter of 2019, and has begun implementing required upgrades to its existing lease systems.

In March 2017, the FASB issued an accounting standards update which changes the income statement presentation of defined benefit plan expense by requiring that an employer report the service cost component of pension costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit pension cost will be presented in the income statement separately from the service cost component and outside a subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company expects the adoption of this accounting standard update to reduce operating income by approximately $13 million on an annual basis, but have no impact on net income.

Standards that were adopted

During the first quarter of 2017, the Company adopted the new accounting standard which modifies several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. Starting in the first quarter of 2017, stock-based compensation excess tax benefits or deficiencies are reflected in the Consolidated Statements of Operations as a component of the provision for income taxes, whereas they previously were recognized in equity. Additionally, the Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity, which was applied prospectively in accordance with the standard and therefore prior periods have not been adjusted. Finally, the Company has elected to account for forfeitures as they occur rather than estimate expected forfeitures, which was applied on a modified retrospective basis, resulting in a cumulative effect that increased accumulated deficit by approximately $1 million as of January 1, 2017.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 2. MERGER, ACQUISITION TERMINATION, AND RESTRUCTURING ACTIVITY

In recent years, the Company has taken actions to adapt to changing and competitive market conditions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, disposing of businesses and assets, and taking actions to improve process efficiencies.

Merger and Restructuring

In 2013, the OfficeMax merger (the “Merger”) was completed and integration activities similar to the actions described above began. The Company also assumed certain restructuring liabilities previously recorded by OfficeMax. In mid-2014, the Company’s real estate strategy (the “Real Estate Strategy”) identified 400 retail stores for closure through 2016 along with planned changes associated with the integration of the two companies’ supply chains. During the second quarter of 2016, the Company completed the retail store closures under this program. Changes to the Company’s supply chain related to the Merger are anticipated to be substantially complete by the end of 2017.

Staples Acquisition and Merger Agreement Termination

On February 4, 2015, Staples, Inc. (“Staples”) and the Company announced that the companies entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples would acquire all of the outstanding shares of Office Depot and the Company would become a wholly owned subsidiary of Staples (the “Staples Acquisition”).

On May 10, 2016, the U.S. District Court for the District of Columbia granted the United States Federal Trade Commission’s request for a preliminary injunction against the proposed acquisition, and as a result, the companies terminated the Staples Merger Agreement on May 16, 2016. Per the terms of the termination agreement, Staples paid Office Depot a fee of $250 million in cash (“Termination Fee”) on May 19, 2016, which is included in Merger, restructuring and other operating (income) expenses, net in the Condensed Consolidated Statements of Operations for the second quarter and first half of 2016 and in Net cash provided by operating activities of continuing operations in the Condensed Consolidated Statements of Cash Flows for 2016.

Comprehensive Business Review

During August 2016, the Company announced the results of a comprehensive business review (the “Comprehensive Business Review”), which, among other things, includes a plan to close approximately 300 additional retail stores in North America over a three-year period, and to lower operating and general and administrative expenses through efficiencies and organizational optimization. The Company estimates it will incur up to approximately $125 million in costs to implement the cost savings programs, of which $75 million has been incurred in 2016 and through the first half of 2017. The remaining costs are expected to be incurred through the end of 2017, excluding costs related to planned store closures, which will be recognized over the next two years. The significant components of expenses incurred by the Company relating to its cost saving programs activities are discussed below.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Merger, restructuring, and other operating (income) expenses, net

The Company presents Merger, restructuring and other operating (income) expenses, net on a separate line in the Condensed Consolidated Statements of Operations to identify these activities apart from the activities to sell to and service its customers. These expenses are not allocated to the Company’s divisions for the purpose of calculating their operating income. The table below and narrative that follow provide the major components of Merger, restructuring and other operating (income) expenses, net.

	Second Quarter		First Half
(In millions)	2017	2016	2017	2016
Merger related (income) expenses
Transaction and integration	$5	$11	$11	$22
Facility closure, contract termination, and other expenses, net	(2)	14	2	17

Total Merger related expenses	3	25	13	39

Staples Acquisition (income) expenses
Retention	—	13	—	15
Transaction	—	18	—	38
Termination Fee	—	(250)	—	(250)

Total Staples Acquisition income	—	(219)	—	(197)

Comprehensive Business Review and other restructuring expenses
Severance	6	1	15	4
Facility closure, contract termination, professional fees and other expenses, net	11	—	12	—

Total Comprehensive Business Review and other restructuring expenses	17	1	27	4

Total Merger, restructuring and other operating (income) expenses, net	$20	$(193)	$40	$(154)

Merger related (income) expenses

Transaction and integration expenses include integration-related professional fees, incremental temporary contract labor, salary and benefits for employees dedicated to the Merger activity, travel costs, non-capitalizable software integration costs, and other direct costs to combine the companies. Such costs are being recognized as incurred.

Facility closure, contract termination, and other expenses, net primarily relate to facility closure accruals, contract termination cost, gains and losses on asset dispositions, and accelerated depreciation. Facility closure expenses include amounts incurred by the Company to close retail stores in the United States as part of the Real Estate Strategy, as well as supply chain facilities. During the second quarter and first half of 2017, the Company recognized gains of $5 million and $6 million, respectively, from the sale of warehouse facilities that had been classified as assets held for sale. During the second quarter and first half of 2016, the Company recognized gains of $1 million from the sale of warehouse facilities that had been classified as assets held for sale. The gains are included in Merger, restructuring and other operating (income) expenses, net, as the dispositions were part of the supply chain integration associated with the Merger.

Staples Acquisition (income) expenses

Expenses incurred in 2016 include retention accruals and transaction costs, including costs associated with regulatory filings and professional fees, offset by the Termination Fee income. The Staples Merger Agreement was terminated on May 16, 2016, and no further expenses are expected.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Comprehensive Business Review and other restructuring expenses

Expenses associated with implementing the Comprehensive Business Review include severance, facility closure costs, contract termination, accelerated depreciation, professional fees, relocation and disposal gains and losses, as well as other costs associated with the store closures. The Company has completed 105 of the planned 300 retail store closures since announcing this initiative, with the remaining stores expected to be closed over the next two years. Severance costs related to planned store closures are being accrued through the anticipated facility closure or termination date and consider timing, terms of existing severance plans, expected employee turnover and attrition. Restructuring expenses also include severance and reorganization costs associated with reductions in staff functions that continued into 2017.

In the second quarter and first half of 2016, the Company incurred $1 million and $4 million, respectively, of severance expense associated with the restructuring of certain selling activities in advance of the Comprehensive Business Review.

Merger and Restructuring Accruals

The activity in the merger and restructuring accruals is presented in the table below. Of the total $40 million expense above presented in Merger, restructuring and other operating (income) expenses, net incurred in the first half of 2017, $28 million relates to Merger and restructuring liabilities and are included as charges incurred in the table below. The remaining $12 million expense is comprised of $11 million in Merger transaction and integration expenses and $7 million in property expenses, professional fees, non-cash items and other expenses, partially offset by a $6 million gain on the disposition of warehouse facilities which were part of the supply chain integration associated with the Merger. These remaining amounts are excluded from the table below because they are charges that are recorded and paid in the same period.

		First Half of 2017
(In millions)	Balance as of December 31, 2016	Charges Incurred	Cash Payments	Lease Accretion and Other Adjustments	Balance as of July 1, 2017
Termination benefits
Merger related accruals	$5	$—	$(3)	$—	$2
Comprehensive Business Review	8	15	(17)	—	6
Lease and contract obligations, accruals for facilities closures and other costs:
Merger related accruals	40	4	(18)	—	26
Comprehensive Business Review	13	8	(8)	—	13
Other restructuring accruals	5	1	(2)	2	6
Acquired entity store closure accruals	18	—	(4)	(1)	13

Total	$89	$28	$(52)	$1	$66

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Assets held for sale

Certain facilities identified for closure through integration and other activities have been accounted for as assets held for sale. Assets held for sale primarily consisted of supply chain facilities, and were presented in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet as of December 31, 2016. The assets held for sale activity for the first half of 2017 is presented in the table below.

(In millions)
Balance as of December 31, 2016	$23
Disposition	(23)

Balance as of July 1, 2017	$—

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Gains on dispositions associated with Merger or restructuring activities are recognized at the corporate level and included when realized in Merger, restructuring and other operating (income) expenses, net in the Condensed Consolidated Statements of Operations. Losses, if any, are recognized when classified as held for sale. Gains or losses associated with dispositions of properties not associated with Merger or restructuring activities are presented in Selling general and administrative expenses in the Condensed Consolidated Statements of Operations when the related accounting criteria are met.

NOTE 3. DISCONTINUED OPERATIONS

In the third quarter of 2016, the Company’s Board of Directors approved a plan to sell substantially all of the operations of the former International Division through four disposal groups (Europe, South Korea, Australia and New Zealand (“Oceania”) and mainland China). Collectively, these dispositions represent a strategic shift that has a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. The Company is presenting the operating results and cash flows of these disposal groups within discontinued operations through their respective dates of disposal, including all prior periods. The assets and liabilities of the disposal groups remaining at the end of each period are presented as current assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets. Certain portions of the former International Division assets and operations are being retained and, therefore, remain in continuing operations. The retained operations are presented as Other in Note 11, Segment Information.

Europe

On September 23, 2016, the Company announced that it had received an irrevocable offer from Aurelius Rho Invest DS GmbH, a subsidiary of The AURELIUS Group (the “Purchaser”) to acquire the Company’s European business operations (the “European Business”). The transaction was structured as an equity sale with the Purchaser acquiring the European Business with its operating assets and liabilities. On December 31, 2016, the Company closed the sale of the European Business resulting in a pre-tax loss on sale of $108 million. The Company recorded approximately $8 million of additional costs associated with the sale of the European Business during the first half of 2017, which includes a $1 million reduction in the loss on sale during the second quarter of 2017 related to the finalization of the working capital adjustment, as discussed below. These amounts are included in Net gain on sale of discontinued operations in the table below.

Approximately $70 million was accrued at December 31, 2016, under a working capital adjustment provision of the sale and purchase agreement (the “SPA”), of which $35 million was paid during the first quarter of 2017. The Purchaser subsequently disagreed with certain items related to the working capital adjustment schedule and, as provided for in the SPA, the parties engaged an independent accountant to resolve the disagreements. In July 2017, the dispute was resolved favorably and the Company paid the remaining working capital adjustment of $37 million to the Purchaser, which included approximately $2 million related to a change in the foreign currency rate and accrued interest on the unpaid portion.

The SPA contains customary warranties of the Company and the Purchaser, with the Company’s warranties limited to an aggregate of EUR 10 million. The Company monitors its estimated exposure to liabilities under the warranties under the SPA, and as of July 1, 2017, the Company believes it has made adequate provisions for its potential exposures related to these warranties. The Company will continue to provide various transition and product sourcing services to the Purchaser for a period of up to 24 months following the closing date under a separate agreement. The proceeds and related costs from these services are presented in Other expense, net as part of continuing operations in the Condensed Consolidated Statements of Operations. Also, as part of the disposition, the Company retained responsibility for the frozen defined benefits pension plan in the United Kingdom, which has been classified in continuing operations.

The Company retains certain guarantees in place with respect to the liabilities or obligations of the European Business and remains contingently liable for these obligations. However, the Purchaser must indemnify and hold the Company harmless for any losses in connection with these guarantees. The Company currently does not believe it is probable it would be required to perform under any of these guarantees or any of the underlying obligations.

South Korea

The sale of the Company’s business in South Korea announced on April 7, 2017, was completed on April 26, 2017. The transaction was structured and accounted for as an equity sale. Disposition of the business in South Korea resulted in a pre-tax gain on sale of $12 million during the second quarter of 2017, which has been reflected in the Net gain on sale of discontinued operations in the table below.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

China

The sale of the Company’s business in mainland China announced on June 2, 2017 was completed on July 28, 2017. The transaction was structured and accounted for as an equity sale. The Company may provide certain transitional services to the purchaser for a limited period of time following the closing. The Company recorded a reduction of $1 million and $10 million in the second quarter and first half of 2017, respectively, to its carrying amount of its China Business based on its updated estimates of fair value less cost to sell. The adjustments are included in the net (increase) reduction of loss on discontinued operations held for sale in the table below.

Oceania

On April 18, 2017, the Company entered into a definitive sale and purchase agreement to sell the Company’s Australian and New Zealand business operations. The transaction is structured and accounted for as an equity sale, and is expected to close within the next several months, subject to the purchaser obtaining necessary regulatory approval. The Company recorded adjustments of $2 million and $58 million in the second quarter and first half of 2017, respectively, to its carrying amount of this disposal group that is held for sale based on its updated estimates of fair value less cost to sell. The adjustments resulted in a reduction in the related valuation allowance and are included in the net (increase) reduction of loss on discontinued operations held for sale in the table below. The adjusted carrying amount does not exceed the carrying amount at the time these operations were initially classified as held for sale. Until the closing date, the Company has agreed to operate the Australian and New Zealand businesses in the ordinary course. The Company may provide certain transitional services to the purchaser for a limited period of time following the closing.

Completion of the sale of the remaining International Operations may be for amounts different from the current estimates and will be evaluated each reporting period until the dispositions are complete.

The major components of Discontinued operations, net of tax presented in the Condensed Consolidated Statements of Operations are presented below. The 2016 amounts include the results of the European Business, which was sold at the end of 2016.

	Second Quarter		First Half
(In millions)	2017	2016	2017	2016
Sales	$119	$635	$287	$1,303
Cost of goods sold and occupancy costs	97	501	233	1,027
Operating expenses	26	146	52	296
Restructuring charges	1	6	2	11
Interest income	—	—	—	1
Interest expense	—	(2)	—	(4)
Net (increase) reduction of loss on discontinued operations held for sale	(2)	—	45	—
Net gain on sale of discontinued operations	13	—	3	—
Income tax expense	3	2	3	4

Discontinued operations, net of tax	$3	$(22)	$45	$(38)

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Assets and liabilities of discontinued operations presented in the Condensed Consolidated Balance Sheets as of July 1, 2017, and December 31, 2016, are included in the following table. As the sale of the European Business was completed before year-end 2016, the assets and liabilities of that business are not included in either period presented below. Additionally, the sale of the South Korean business was completed in April 2017, and therefore the assets and liabilities of that business are not included in the July 1, 2017, period presented below.

(In millions)	July 1, 2017	December 31, 2016
Assets
Cash and cash equivalents	$57	$44
Receivables, net	68	88
Inventories	56	82
Prepaid expenses and other current assets	3	4
Property and equipment, net	31	31
Other assets	3	6
Valuation allowance	(65)	(113)

Current assets of discontinued operations	$153	$142

Liabilities
Trade accounts payable	$42	$60
Accrued expenses and other current liabilities	21	27
Income taxes payable	1	2
Short-term borrowings and current maturities of long-term debt	—	9
Deferred income taxes and other long-term liabilities	5	6

Current liabilities of discontinued operations	$69	$104

NOTE 4. DEBT

Amended Credit Agreement

In May 2011, Office Depot entered into an amended and restated credit agreement, which was amended and restated in May 2016 for an additional five years, and was further amended in December 2016 (the “Amended Credit Agreement”). The $1.2 billion facility will mature on May 13, 2021. The Amended Credit Agreement reduces the overall fees and applicable spread on borrowing and modifies certain covenants to provide additional flexibility for incremental indebtedness, acquisitions, asset sales and restricted payments. In connection with the May 2016 amendment, the Company recorded $6 million in debt acquisition costs, which are included in Other assets in the Condensed Consolidated Balance Sheet and will be amortized ratably through May 2021.

At July 1, 2017, the Company had approximately $1.0 billion of available credit under the Amended Credit Agreement, and had letters of credit outstanding of $69 million. There were no borrowings under the Amended Credit Agreement in the second quarter of 2017 and the Company was in compliance with all applicable financial covenants at July 1, 2017.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 5. INCOME TAXES

The Company’s effective tax rates were 40% and 39% for the second quarter and first half of 2017, respectively, compared to 9% for the second quarter and first half of 2016. The effective tax rate for the second quarter and first half of 2017 was primarily impacted by the effect of state taxes and nondeductible expenses while the effective tax rate for the second quarter and first half of 2016 was primarily impacted by the effects of the valuation allowance on the U.S. deferred tax assets. The impact of the valuation allowance for the second quarter and first half of 2016 was to reduce the amount of U.S. tax expense recognized, which reduced the overall effective tax rate in those periods. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

During the third quarter of 2016, the Company concluded that it was more likely than not that a benefit from a substantial portion of its U.S. federal and state deferred tax assets would be realized. This conclusion was based on a detailed evaluation of all available positive and negative evidence and the weight of such evidence, the current financial position and results of operations for the current and preceding years, and the expectation of continued earnings. The Company determined that approximately $400 million of its U.S. federal and state valuation allowance should be reversed in 2016, with approximately $240 million in the third quarter as a discrete non-cash income tax benefit and the remainder as an adjustment to the estimated annual effective tax rate.

The Company continues to have a U.S. valuation allowance for certain U.S. federal credits and state tax attributes, which relate to deferred tax assets that require certain types of income or for income to be earned in certain jurisdictions in order to be realized. It is reasonably possible that the remaining valuation allowance of $140 million could be reduced by approximately $25 million, possibly within the current year, based upon achieving certain levels of profitability. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years before 2016 and 2009, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal and state and local income tax examinations for years before 2013 and 2006, respectively. The Company’s U.S. federal income tax return for 2016 is currently under review. Generally, the Company is subject to routine examination for years 2008 and forward in its international tax jurisdictions.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 6. STOCKHOLDERS’ EQUITY

The following table reflects the changes in Stockholders’ equity.

(In millions)
Stockholders’ equity at December 31, 2016	$1,852
Net income	140
Repurchase of common stock for treasury	(17)
Dividends paid on common stock	(26)
Share purchase for taxes, net of proceeds on employee-related plans	(14)
Other comprehensive income	23
Amortization of long-term incentive stock grants	17

Stockholders’ equity at July 1, 2017	$1,975

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension and Other	Total
Balance at December 31, 2016	$(67)	$(62)	$(129)
Other comprehensive income activity before reclassifications	18	—	18
Reclassification of foreign currency translation adjustments realized upon disposal of business	5	—	5

Balance at July 1, 2017	$(44)	$(62)	$(106)

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

In the second quarter and first half of 2017, the Company purchased approximately 2 million shares at a cost of $7 million and 4 million shares at a cost of $17 million, respectively, under the stock repurchase program. As of July 1, 2017, $101 million remains available for repurchase under the current authorization. Refer to Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

Dividends on Common Stock

In the second quarter and first half of 2017, the Company’s Board of Directors declared quarterly cash dividends of $0.025 per share on its common stock, resulting in a total cash payment of $13 million and $26 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. Additionally, payment of dividends is permitted under the Company’s existing credit facilities provided that the Company has the required minimum liquidity or fixed charge ratio, but may be limited if the Company does not meet the necessary requirements.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. EARNINGS PER SHARE

The following table represents the calculation of net earnings per common share – basic and diluted:

	Second Quarter		First Half
(In millions, except per share amounts)	2017	2016	2017	2016
Basic Earnings Per Share
Numerator:
Net income from continuing operations	$21	$232	$95	$294
Income (loss) from discontinued operations, net of tax	3	(22)	45	(38)

Net income	$24	$210	$140	$256

Denominator:
Weighted-average shares outstanding	518	550	517	550
Basic earnings (loss) per share:
Continuing operations	$0.04	$0.42	$0.18	$0.53
Discontinued operations	0.01	(0.04)	0.09	(0.07)

Net earnings per share	$0.05	$0.38	$0.27	$0.47

Diluted Earnings Per Share
Numerator:
Net income from continuing operations	$21	$232	$95	$294
Income (loss) from discontinued operations, net of tax	3	(22)	45	(38)

Net income	$24	$210	$140	$256

Denominator:
Weighted-average shares outstanding	518	550	517	550
Effect of dilutive securities:
Stock options and restricted stock	14	10	15	7

Diluted weighted-average shares outstanding	532	560	532	557
Diluted earnings (loss) per share
Continuing operations	$0.04	$0.41	$0.18	$0.53
Discontinued operations	0.01	(0.04)	0.08	(0.07)

Net diluted earnings per share	$0.05	$0.38	$0.26	$0.46

Awards of stock options and nonvested shares representing approximately 4 million additional shares of common stock were outstanding for the second quarter and first half of 2017, and approximately 7 million and 8 million for the second quarter and first half of 2016, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 8. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans – North America

The components of net periodic pension benefit for the Company’s North America pension plans are as follows:

	Second Quarter		First Half
(In millions)	2017	2016	2017	2016
Service cost	$1	$2	$3	$4
Interest cost	9	12	19	23
Expected return on plan assets	(12)	(14)	(24)	(28)

Net periodic pension benefit	$(2)	$—	$(2)	$(1)

In the first half of 2017, $1 million of cash contributions were made to the North America pension plans. The Company expects to make additional cash contributions of $14 million to the North America pension plans during the remainder of 2017, including a $13 million voluntary accelerated contribution to one of the qualified plans to reduce the costs associated with the plan.

Pension Plan – United Kingdom

As part of the European Business sale, the Company retained the United Kingdom (“UK”) defined benefit pension plan. The components of net periodic pension benefit for the Company’s UK pension plan are as follows:

	Second Quarter		First Half
(In millions)	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	1	2	3	4
Expected return on plan assets	(3)	(3)	(6)	(6)

Net periodic pension benefit	$(2)	$(1)	$(3)	$(2)

The UK pension plan is in a net asset position. In the first half of 2017, cash contributions of $1 million were made to the UK pension plan. The Company is required to make an additional cash contribution of $1 million to the UK pension plan during the remainder of 2017.

Net periodic pension benefits for the North America and UK pension and other postretirement benefit plans are recorded in Selling, general and administrative expenses at the corporate level in the Condensed Consolidated Statements of Operations.

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

	Level 1
(In millions)	July 1, 2017	December 31, 2016
Money market funds	$139	$135

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. Amounts associated with derivative financial instruments are considered Level 1 measurements, but were not significant for the reported periods. At July 1, 2017, and December 31, 2016, Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets included less than $1 million related to derivative fuel contracts.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company recognized $1 million of asset impairment charges associated with continuing operations in the second quarter and first half of 2017.

Other Fair Value Disclosures

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	July 1, 2017		December 31, 2016
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Timber notes receivable	$874	$881	$885	$884
Company-owned life insurance	87	87	89	89
Financial liabilities
Recourse debt
Revenue bonds, due in varying amounts periodically through 2029	186	186	186	181
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	14	14	12
Non-recourse debt	787	793	798	800

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved in litigation arising in the normal course of business. While, from time to time, claims are asserted that make demands for a large sum of money (including actions which are asserted to be maintainable as class action suits), the Company does not believe that contingent liabilities related to these matters (including the matters discussed below), either individually or in the aggregate, will materially affect the Company’s financial position, results of operations or cash flows.

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

In addition to the foregoing, OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of July 1, 2017, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these environmental liabilities, our estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 11. SEGMENT INFORMATION

Following the decision to sell substantially all of the operations that previously were presented as the International Division, the Company has two operating segments which are also its reportable segments: the Retail Division and the Business Solutions Division. The Retail Division includes retail stores in the United States, including Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, facilities products, and office furniture. Stores also have a copy and print center offering printing, reproduction, mailing and shipping services. The Business Solutions Division sells office supply products and services in the United States, including Puerto Rico and the U.S. Virgin Islands, and Canada. The Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through its internet sites.

The retained operations previously included in the International Division are not significant and have been presented as Other.

The office supply products and services offered across the segments are similar. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Divisions including Merger, restructuring and other operating (income) expenses, net, and Asset impairments, as well as expenses and credits retained at the corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities.

The following is a summary of sales and operating income (loss) by each of the Divisions, reconciled to consolidated totals, after the elimination of the discontinued operations for all periods.

	Sales
	Second Quarter		First Half
(In millions)	2017	2016	2017	2016
Retail Division	$1,111	$1,249	$2,469	$2,755
Business Solutions Division	1,248	1,330	2,563	2,698
Other	4	4	7	6

Total	$2,363	$2,583	$5,039	$5,459

	Operating Income (Loss)
	Second Quarter		First Half
(In millions)	2017	2016	2017	2016
Retail Division	$20	$30	$132	$132
Business Solutions Division	64	63	122	109
Other	(1)	2	(2)	2

Total	$83	$95	$252	$243

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

A reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

	Second Quarter		First Half
(In millions)	2017	2016	2017	2016
Total Division operating income	$83	$95	$252	$243
Add/(subtract):
Asset impairments	(1)	—	(1)	—
Merger, restructuring and other operating income (expenses), net	(20)	193	(40)	154
Unallocated expenses	(16)	(17)	(38)	(41)
Interest income	6	6	12	11
Interest expense	(14)	(23)	(27)	(44)
Other expense, net	(3)	—	(2)	—

Income from continuing operations before income taxes	$35	$254	$156	$323

As of July 1, 2017, goodwill totaled $363 million, of which $78 million was recorded in the Retail Division and $285 million in the Business Solutions Division.

NOTE 12. SUBSEQUENT EVENTS

On July 28, 2017, the Company completed the sale of its business operations in mainland China. Refer to Note 3, Discontinued Operations, for additional information. On August 3, 2017, the Company completed the acquisition of a small company in North America, which will provide the Company with an enhanced platform in the cleaning and breakroom market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When using this report, the terms “Office Depot,” “Company,” “we,” “us” and “our” mean Office Depot, Inc. and all entities included in our Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

OVERVIEW

The Company

Office Depot, Inc., together with its subsidiaries, is a provider of office supplies, business products and services delivered through an omnichannel platform. We currently operate under several banners, including Office Depot ® and OfficeMax ® and utilize proprietary company and product brand names. As of July 1, 2017, we sold to customers throughout North America and the Asia/Pacific region.

Staples Acquisition

On February 4, 2015, Staples, Inc. (“Staples”) and the Company announced that the companies entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples would acquire all of the outstanding shares of Office Depot and we would become a wholly owned subsidiary of Staples (the “Staples Acquisition”). On May 10, 2016, the U.S. District Court for the District of Columbia granted the United States Federal Trade Commission’s request for a preliminary injunction against the proposed acquisition, and as a result, the companies terminated the Staples Merger Agreement on May 16, 2016. Per the terms of the termination agreement, Staples paid us a fee of $250 million in cash (“Termination Fee”) on May 19, 2016.

Refer to Note 2 of the Condensed Consolidated Financial Statements for expenses incurred related to the Staples Acquisition.

Comprehensive Business Review

During August 2016, we announced the results of a comprehensive business review and strategy (the “Comprehensive Business Review”), which, among other things, included an anticipation of closing approximately 300 additional retail stores in North America over the next three years, and anticipated restructuring initiatives to lower operating and general and administrative expenses.

Refer to Note 2 of the Condensed Consolidated Financial Statements for expenses incurred related to the Comprehensive Business Review.

Disposition of the International Division – Discontinued Operations

In September 2016, our Board of Directors committed to a plan to sell substantially all of our international operations, formerly reported as the International Division through four disposal groups (Europe, South Korea, Australia and New Zealand (“Oceania”) and mainland China).

On December 31, 2016, we completed the sale of our European Business to The AURELIUS Group (the “Purchaser”). We retained the assets and obligations of a frozen defined benefit pension plan in the United Kingdom. As part of the sales and purchase agreement (the “SPA”), approximately $70 million was accrued at December 31, 2016, under a working capital adjustment provision, of which $35 million was paid during the first quarter of 2017. The Purchaser subsequently disagreed with certain items related to the working capital adjustment schedule and, as provided for in the SPA, the parties engaged an independent accountant to resolve the disagreements. In July 2017, the dispute was resolved favorably and we paid the remaining working capital adjustment of $37 million to the Purchaser, which included approximately $2 million related to a change in the foreign currency rate and accrued interest on the unpaid portion.

We completed the sale of our business in South Korea on April 26, 2017, and recognized a gain on the sale of $12 million. Also in April 2017, we announced that we had entered into a definitive sale and purchase agreement to sell our businesses in Australia and New Zealand. The transaction to sell the businesses in Australia and New Zealand is subject to regulatory approval and the sale is expected to be completed within the next several months. We completed the sale of our business in mainland China on July 28, 2017. We currently anticipate retaining the sourcing and trading operations of the former International Division, which are presented as Other in Note 11, “Segment Information,” of the Condensed Consolidated Financial Statements.

Refer to Note 3 of the Condensed Consolidated Financial Statements for additional information about the discontinued operations.

Continuing Operations

We operate through two reportable segments (or “Divisions”): the Retail Division and the Business Solutions Division. The Retail Division includes our retail stores in the United States, including Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, facilities products, and office furniture. Stores also have a copy and print center offering printing, reproduction, mailing and shipping services. The Business Solutions Division sells office supply products and services in the United States, including Puerto Rico and the U.S. Virgin Islands, and Canada. The Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through our Internet sites.

A summary of certain factors impacting operating results of the continuing operations for the 13-week and 26-week periods ended July 1, 2017 (also referred to as “the second quarter of 2017” and “the first half of 2017,” respectively) and June 25, 2016 (also referred to as “the second quarter of 2016” and “the first half of 2016,” respectively), is provided below. Additional discussion of the 2017 second quarter and first half results is provided in the narrative that follows this overview.

•	Sales reported in the second quarter and first half of 2017 compared to the same period of the prior year were significantly affected by planned retail store closures and declining comparable store sales in the Retail Division. Sales in our Business Solutions Division were negatively impacted by continuing competitive pressures and the continued impact of prior period customer losses.

	Second Quarter			First Half
(In millions)	2017	2016	Change	2017	2016	Change
Retail Division	$1,111	$1,249	(11)%	$2,469	$2,755	(10)%
Change in comparable store sales			(6)%			(5)%
Business Solutions Division	1,248	1,330	(6)%	2,563	2,698	(5)%
Other	4	4		7	6

Total	$2,363	$2,583	(9)%	$5,039	$5,459	(8)%

•	Total Company gross profit decreased by $68 million in the second quarter of 2017 compared to the same period in the prior year. The decrease reflects lower sales and a 66 basis point decrease in gross profit as a percentage of sales (“gross margin”). The decrease in the gross margin reflects lower gross margins in both the Retail and Business Solutions Divisions, and is primarily due to the rate of decrease in sales for the quarter exceeding the rate of reduction in store and supply chain costs which are more fixed in nature. In the first half of 2017, total Company gross profit decreased by $107 million compared to the same period in the prior year, primarily due to lower sales and a 10 basis point decrease in gross margin. The decrease in gross margin reflects a decrease in gross margin in the Business Solutions Division partially offset by an increase in gross margin in the Retail Division.

•	Total Company selling, general and administrative expenses decreased in the second quarter and first half of 2017 compared to the same period in 2016, reflecting the closure of stores, lower payroll and general and administrative expenses primarily related to actions taken as part of our Comprehensive Business Review and continued merger synergies.

•	Merger, restructuring and other operating (income) expense, net in the second quarter and first half of 2017, amounted to an expense of $20 million and $40 million, respectively, compared to income of $193 million and $154 million in the second quarter and first half of 2016, respectively. In the second quarter of 2017, we incurred $3 million of expenses, net, related to Merger activities and $17 million of expenses associated with the Comprehensive Business Review initiated in August 2016. The second quarter and first half of 2016 includes $250 million of income related to the Termination Fee payment received from Staples during the period. Additional integration and restructuring expenses are expected to be incurred in future periods.

•	Our effective tax rates of 40% and 39% for the second quarter and first half of 2017, respectively, were primarily impacted by the effect of state taxes and nondeductible expenses. The effective tax rate of 9% for the second quarter and first half of 2016 was primarily impacted by the valuation allowances on the U.S. deferred tax assets during the periods. The change in effective tax rates year over year primarily reflects the reversal of a substantial portion of our U.S. federal and state valuation allowance in the second half of 2016.

•	Diluted earnings per share from continuing operations was $0.04 in the second quarter of 2017 compared to $0.41 in the second quarter of 2016. Diluted earnings per share from continuing operations was $0.18 in the first half of 2017 compared to $0.53 in the first half of 2016.

•	Diluted earnings per share from discontinued operations was $0.01 in the second quarter of 2017 compared to a loss of $0.04 in the second quarter of 2016. Diluted earnings per share from discontinued operations was $0.08 in the first half of 2017 compared to a loss of $0.07 in the first half of 2016. The 2017 amounts reflect a $12 million gain on the sale of our business in South Korea, and other adjustments related to agreements to sell certain international business at amounts higher than previous estimates, resulting in an increase in the carrying value of our remaining held for sale businesses during the first half of 2017.

•	Net diluted earnings per share was $0.05 in the second quarter of 2017 compared to earnings of $0.38 in the second quarter of 2016. Net diluted earnings per share was $0.26 in the first half of 2017 compared to earnings of $0.46 in the first half of 2016.

•	We began paying quarterly dividends in the third quarter of 2016. In the second quarter and first half of 2017, we paid quarterly cash dividends on our common stock of $0.025 per share, resulting in a total cash payment of $13 million and $26 million, respectively.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

RETAIL DIVISION

	Second Quarter		First Half
(In millions)	2017	2016	2017	2016
Sales	$1,111	$1,249	$2,469	$2,755
% change from prior year	(11)%	(7)%	(10)%	(8)%
Division operating income	$20	$30	$132	$132
% of sales	2%	2%	5%	5%
Comparable store sales decline	(6)%	(1)%	(5)%	(1)%

Sales in our Retail Division decreased 11% in the second quarter of 2017 compared to the same period in the prior year. The decrease resulted from planned store closures over the past twelve months and a 6% decline in comparable store sales in the quarter. In August 2016, we announced plans to close an additional 300 retail locations over a three-year period as part of the Comprehensive Business Review. We closed 72 stores under this program in 2016. During the second quarter and first half of 2017, the Retail Division closed 31 and 33 stores, respectively. We ended the second quarter of 2017 with a store count of 1,408. We currently plan to close approximately 75 stores in total during 2017.

Comparable store sales in the second quarter and first half of 2017 decreased 6% and 5%, respectively, reflecting lower store traffic, transaction counts and average order value. Comparable store sales decreased across most of our primary product categories, including ink, toner, computers and technology related products, partially offset by increased sales in cleaning and break room products.

Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are largely non-comparable clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling and if significantly downsized. Our measure of comparable store sales has been applied consistently across periods, but may differ from measures used by other companies.

The Retail Division reported operating income of $20 million in the second quarter of 2017, compared to $30 million in the second quarter of 2016. The decrease in the Division’s operating income in the second quarter of 2017 reflects the negative impact of lower sales, which were partially offset by lower occupancy costs and selling, general and administrative expenses, including payroll and other store expenses. The decrease in expenses is primarily a result of a smaller base of stores, operational efficiencies, and cost control, as well as favorable legal settlements.

Division operating income was flat for the first half of 2017 as compared to the first half of 2016. The factors discussed above affecting the second quarter of 2017 are also reflective of those impacting the first half of 2017 compared to the same period of 2016.

Charges associated with the store closure programs are reported in Merger, restructuring and other operating (income) expenses, net in the Condensed Consolidated Statements of Operations. These charges are reflected in corporate reporting, and not included in the determination of the Retail Division’s operating income.

BUSINESS SOLUTIONS DIVISION

	Second Quarter		First Half
(In millions)	2017	2016	2017	2016
Sales	$1,248	$1,330	$2,563	$2,698
% change from prior year	(6)%	(7)%	(5)%	(7)%
Division operating income	$64	$63	$122	$109
% of sales	5%	5%	5%	4%

The Business Solutions Division includes the contract and the direct sales channels. Sales in our Business Solutions Division, on a constant currency basis, decreased 6% in the second quarter of 2017 compared to the same period in the prior year.

The decline in sales was primarily driven by continued competitive pressures, prior period customer losses in the contract channel, the ongoing reduction in catalog sales through our call centers and the impact of sales from omnichannel programs that are recorded in the Retail Division. On a product category basis, sales increased in copy and print services as well as cleaning/breakroom and decreased across the other primary product categories for the second quarter and first half of 2017. Enhancements to the sales model, future product offering expansions and strategic initiatives are anticipated to reduce the rate of sales decline. Additionally, new customers typically require an integration period before reaching their buying potential and having a positive impact on sales trends.

Division operating income was $64 million in the second quarter of 2017 as compared to $63 million in the second quarter of 2016. As a percentage of sales, division operating income was flat for the second quarter of 2017 as compared to the second quarter of 2016. For the first half of 2017, division operating income as a percentage of sales increased as compared to the first half of 2016, primarily as a result of lower selling, general and administrative expenses, which more than offset the negative impact of the sales decline.

OTHER

	Second Quarter		First Half
(In millions)	2017	2016	2017	2016
Sales	$4	$4	$7	$6
Other operating income (loss)	$(1)	$2	$(2)	$2

Certain operations previously included in the International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we plan to retain, are presented as Other, pending resolution of how these operations will be managed in future periods. The operations primarily relate to the sale of products to former joint venture partners.

CORPORATE

The line items in our Condensed Consolidated Statements of Operations included as corporate activities are Merger, restructuring and other operating (income) expenses, net and Asset impairments. These activities are managed at the corporate level and, accordingly, are not included in the determination of Division operating income for management reporting or external disclosures. In addition to these charges and credits, certain selling, general and administrative expenses are not allocated to the Divisions and are managed at the corporate level. Those expenses are addressed in the section “Unallocated Expenses” below.

Asset impairments for the second quarter and first half of 2017 was $1 million. There were no asset impairments in the second quarter and first half of 2016. The table below summarizes the major components of Merger, restructuring and other operating (income) expenses, net, followed by a narrative discussion of the significant matters.

	Second Quarter		First Half
(In millions)	2017	2016	2017	2016
Merger related (income) expenses
Transaction and integration	$5	$11	$11	$22
Facility closure, contract termination and other expenses, net	(2)	14	2	17

Total Merger related expenses	3	25	13	39

Staples Acquisition (income) expenses
Retention	—	13	—	15
Transaction	—	18	—	38
Termination Fee	—	(250)	—	(250)

Total Staples Acquisition income	—	(219)	—	(197)

Comprehensive Business Review and other restructuring expenses
Severance	6	1	15	4
Facility closure, contract termination, professional fees and other expenses, net	11	—	12	—

Total Comprehensive Business Review and other restructuring expenses	17	1	27	4

Total Merger, restructuring and other operating (income) expenses, net	$20	$(193)	$40	$(154)

Merger related (income) expenses

Transaction and integration expenses include integration-related professional fees, incremental temporary contract labor, salary and benefits for employees dedicated to the Merger activity, travel costs, non-capitalizable software integration costs, and other direct costs to combine the companies. Such costs are being recognized as incurred.

Facility closure, contract termination, and other expenses, net primarily relate to facility closure accruals, contract termination cost, gains and losses on asset dispositions, and accelerated depreciation. Facility closure expenses include amounts incurred by us to close retail stores in the United States as part of our real estate strategy, as well as supply chain facilities. During the second quarter and first half of 2017, we recognized gains of $5 million and $6 million, respectively, from the sale of warehouse facilities that had been classified as assets held for sale. During the second quarter and first half of 2016, we recognized gains of $1 million from the sale of warehouse facilities that had been classified as assets held for sale. The gains are included in Merger, restructuring and other operating (income) expenses, net, as the dispositions were part of the supply chain integration associated with the Merger.

Staples Acquisition (income) expenses

Expenses incurred in 2016 include retention accruals and transaction costs, including costs associated with regulatory filings and professional fees, offset by the Termination Fee income. The Staples Merger Agreement was terminated on May 16, 2016, and no further expenses are expected.

Comprehensive Business Review and other restructuring expenses

Expenses include severance, facility closure costs, contract termination and accelerated depreciation associated with the announced closure of approximately 300 retail store locations through 2019, as well as severance and reorganization costs associated with reductions in staff functions. Severance costs related to store closures are being accrued through the anticipated facility closure or termination date and consider timing, terms of existing severance plans, expected employee turnover and attrition. In the second quarter and first half of 2016, we incurred $1 million and $4 million, respectively, of severance expense associated with the restructuring of certain selling activities in advance of the Comprehensive Business Review.

Refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Unallocated Expenses

We allocate to the Divisions functional support costs that are considered to be directly or closely related to segment activity. Those allocated costs are included in the measurement of Division operating income. Other companies may charge more or less of functional support costs to their segments, and our results therefore may not be comparable to similarly titled measures used by other companies. The unallocated costs primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, audit and similar functions. Unallocated costs also include the pension credit related to the frozen OfficeMax pension and other benefit plans. Additionally, the pension plan in the United Kingdom that has been retained by us in connection with the sale of the European Business, as well as certain general and administrative costs previously allocated to the International Division that have been excluded from the discontinued operations measurement have been included in corporate unallocated costs.

Unallocated costs were $16 million and $17 million in the second quarter of 2017 and 2016, respectively, and $38 million and $41 million in the first half of 2017 and 2016, respectively. The decrease in the second quarter and first half of 2017 compared to the same periods in 2016 primarily resulted from savings associated with our Comprehensive Business Review and synergies achieved at the corporate functional level following the Merger, including the integration of the corporate headquarters and lower software amortization, partially offset by certain executive transition costs.

Other Income and Expense

	Second Quarter		First Half
(In millions)	2017	2016	2017	2016
Interest income	$6	$6	$12	$11
Interest expense	(14)	(23)	(27)	(44)
Other expense, net	(3)	—	(2)	—

Interest expense in the second quarter and first half of 2016 includes $6 million and $12 million, respectively, associated with senior notes which were redeemed in the third quarter of 2016.

Discontinued Operations

Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements for information regarding the businesses accounted for as discontinued operations.

Income Taxes

Our effective tax rates were 40% and 39% for the second quarter and first half of 2017, respectively, compared to 9% for the second quarter and first half of 2016. The effective tax rate for the second quarter and first half of 2017 was primarily impacted by the effect of state taxes and nondeductible expenses while the effective tax rate for the second quarter and first half of 2016 was primarily impacted by effects of the valuation allowance on the U.S. deferred tax assets. The impact of the valuation allowance for the second quarter and first half of 2016 was to reduce the amount of U.S. tax expense recognized, which reduced the overall effective tax rate in those periods. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

During the third quarter of 2016, we concluded that it was more likely than not that a benefit from a substantial portion of its U.S. federal and state deferred tax assets would be realized. This conclusion was based on a detailed evaluation of all available positive and negative evidence and the weight of such evidence, the current financial position and results of operations for the current and preceding years, and the expectation of continued earnings. We determined that approximately $400 million of its U.S. federal and state valuation allowance should be reversed in 2016, with approximately $240 million in the third quarter as a discrete non-cash income tax benefit and the remainder as an adjustment to the estimated annual effective tax rate.

We continue to have a U.S. valuation allowance for certain U.S. federal credits and state tax attributes, which relate to deferred tax assets that require certain types of income or for income to be earned in certain jurisdictions in order to be realized. It is reasonably possible that the remaining valuation allowance of $140 million could be reduced by approximately $25 million, possibly within the current year, based upon achieving certain levels of profitability. We will continue to assess the realizability of our deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local income tax examinations for years before 2016 and 2009, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal and state and local income tax examinations for years before 2013 and 2006, respectively. Our U.S. federal income tax return for 2016 is currently under review. Generally, we are subject to routine examination for years 2008 and forward in its international tax jurisdictions.

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

LIQUIDITY AND CAPITAL RESOURCES

At July 1, 2017, we had $763 million in cash and equivalents and another $1.0 billion available under the Amended Credit Agreement (as defined in Note 4 of the Condensed Consolidated Financial Statements) for a total liquidity of approximately $1.8 billion. We currently believe that our cash on hand, availability of funds under the Amended Credit Agreement, and full year cash flows generated from operations will be sufficient to fund our working capital, capital expenditure, debt repayment, common stock repurchases, cash dividends on common stock, and merger integration and restructuring expenses for at least the next twelve months, although it is possible that a portion of our liquidity may be allocated towards acquisitions in the future consistent with our strategic growth initiatives.

At July 1, 2017, no amounts were drawn under the Amended Credit Agreement. There were letters of credit outstanding under the Amended Credit Agreement at the end of the second quarter of 2017 totaling $69 million and we were in compliance with all applicable financial covenants at July 1, 2017.

We have incurred significant expenses related to the merger, integration and restructuring actions associated with the OfficeMax merger, and expect total expenses to be approximately $40 million, of which $19 million was incurred in the first half of 2017. Also, in August 2016, we announced plans to lower operating costs under the Comprehensive Business Review. We expect to deliver over $250 million in annual benefits by the end of 2018, approximately split evenly between 2017 and 2018, and estimate we will incur up to approximately $125 million in costs to implement the cost savings programs. To date we have incurred approximately $75 million of implementation costs. The remaining costs are expected to be incurred through the end of 2017, excluding costs related to planned store closures, which will be recognized over the next two years.

For the full year 2017, we estimate capital expenditures will be approximately $150 million including investments to support our critical priorities and the Store of the Future test formats. In addition, in the third quarter of 2017, we signed an agreement to purchase our corporate headquarters for a cash payment of approximately $132 million plus standard closing costs, subject to customary closing conditions. The purchase, once complete, will eliminate the liability and expense related to the current capital lease on the building.

In August 2016, our Board of Directors authorized increasing the current common stock repurchase program from $100 million to $250 million. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The program extends through the end of 2018 and may be suspended or discontinued at any time. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity.

In the second quarter and first half of 2017, we purchased approximately 2 million shares at a cost of $7 million and 4 million shares at a cost of $17 million, respectively, under the stock repurchase program.

Cash Flows

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

	First Half
(In millions)	2017	2016
Operating activities of continuing operations	$115	$248
Investing activities of continuing operations	(22)	(34)
Financing activities of continuing operations	(72)	(65)

Operating Activities of Continuing Operations

During the first half of 2017, cash provided by operating activities of continuing operations was $115 million, compared to $248 million during the same period last year. Operating activities reflect outflows related to Merger, restructuring, and integration in 2017 and 2016. The 2016 operating activities also reflect the receipt of the $250 million Termination Fee and outflows related to Staples Acquisition activities.

Changes in net working capital and other operating activities in the first half of 2017 resulted in a $154 million use of cash compared to a use of $189 million in the same period last year. The first half of 2017 period reflects a lower decrease in inventory and receivables, as well as a lower decrease in accounts payable and other accrued liabilities compared to the same period of the prior year, partially offset by a greater increase in prepaid expenses and other assets. The 2016 period includes the payment of 2015 accrued incentives and payment of retention awards associated with the Staples Acquisition attempt. Working capital is influenced by a number of factors including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note 1 of the Condensed Consolidated Financial Statements.

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations was $22 million in the first half of 2017, compared to $34 million in the first half of 2016. During the first half of 2017 and 2016, capital expenditures were $55 million and $45 million, respectively. These outflows in the first half of 2017 and 2016 were partially offset by proceeds from the disposition of assets and other of $33 million and $11 million, respectively.

Financing Activities of Continuing Operations

Cash used in financing activities of continuing operations was $72 million in the first half of 2017, compared to $65 million in the first half of 2016. In the first half of 2017, we used $17 million to repurchase common stock for treasury. During the first half of 2017, we also declared and paid cumulative cash dividends of $0.05 per share on our common stock for an aggregate payment of $26 million. Additionally, during the first half of 2017, net payments on long- and short-term borrowings were $15 million compared to net payments of $34 million in the first half of 2016. The payments on long- and short-term borrowings in the first half of 2016 included the redemption at maturity of a 7.35% debentures totaling $18 million.

Discontinued Operations

Cash provided by (used in) operating, investing and financing activities of discontinued operations is summarized as follows:

	First Half
(In millions)	2017	2016
Operating activities of discontinued operations	$21	$(100)
Investing activities of discontinued operations	(26)	(3)
Financing activities of discontinued operations	(8)	2

The change in cash flows of discontinued operations in 2017 compared to 2016 reflects the impact of the sale of our European Business at the end of 2016.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act Of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in our discussion of Risk Factors, found in Item 1A of our Annual Report on Form 10-K, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2017 (the “2016 Form 10-K”), and Forward-Looking Statements, found in Part I of our 2016 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At July 1, 2017, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2016 Form 10-K. However, the entities that represented the majority of the foreign currency risk are now being accounted for as discontinued operations.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures. Each reporting period, we carry out an evaluation, with the participation of our Chief Executive Officer (“CEO”,) and Chief Financial Officer (“CFO”,) of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on management’s evaluation, as of July 1, 2017, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our legal proceedings, see Note 10, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the second quarter of 2017, we repurchased approximately 1.6 million shares of our common stock in connection with the share repurchase program that was approved by the Board of Directors in May 2016 and amended in August 2016.

Period	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (In thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (b) (In millions)
April 2 – April 29, 2017	1,151	$4.77	1,151	$103
April 30 –May 27, 2017	281	$5.00	281	$101
May 28, 2017 – July 1, 2017	133	$5.01	133	$101

Total	1,565

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid.
(b)	In May 2016, our Board of Directors authorized a stock repurchase program of up to $100 million of its outstanding common stock. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. In August 2016, the Board of Directors authorized increasing the share repurchase program to $250 million. The authorization extends to the end of 2018 and may be suspended or discontinued at any time.

The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity.

In May 2017, the Board of Directors declared a quarterly dividend of $0.025 per share of our common stock. On June 15, 2017, a cash dividend of $0.025 per share of common stock was paid to shareholders of record at the close of business on May 25, 2017, resulting in total cash payment of $13 million. Dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Additionally, payment of dividends is permitted under our existing credit facilities provided that we have the required minimum liquidity or fixed charge ratio, but may be limited if we do not meet the necessary requirements.

Item 6. Exhibits.

Exhibits

10.1	Office Depot Omnibus Amendment to 2013, 2014, 2015 and 2016 Long-Term Incentive Awards (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K/A, filed with the SEC on April 26, 2017).

10.2	Office Depot Second Omnibus Amendment to 2016 Long-Term Incentive Awards (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K/A, filed with the SEC on April 26, 2017).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: August 9, 2017	By:	/s/ Gerry P. Smith
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Stephen E. Hare
Stephen E. Hare
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2017	By:	/s/ Michael Rabinovitch
Michael Rabinovitch
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)