Form 10-Q
period 2017-09-30
OFFICE DEPOT INC
filed 2017-11-09
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 30, 2017, there were 516,118,302 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Sales	$2,620	$2,836	$7,659	$8,295
Cost of goods sold and occupancy costs	1,987	2,110	5,805	6,241

Gross profit	633	726	1,854	2,054
Selling, general and administrative expenses	503	569	1,509	1,694
Asset impairments	—	9	1	9
Merger, restructuring, and other operating (income) expenses, net	22	31	62	(122)

Operating income	108	117	282	473
Other income (expense):
Interest income	6	6	17	17
Interest expense	(13)	(19)	(39)	(63)
Loss on extinguishment of debt	—	(15)	—	(15)
Other income (expense), net	(1)	1	(2)	1

Income from continuing operations before income taxes	100	90	258	413
Income tax expense (benefit)	2	(240)	63	(211)

Net income from continuing operations	98	330	195	624
Discontinued operations, net of tax	(6)	(137)	38	(175)

Net income	$92	$193	$233	$449

Basic earnings (loss) per share
Continuing operations	$0.19	$0.62	$0.38	$1.15
Discontinued operations	(0.01)	(0.26)	0.07	(0.32)

Net earnings per share	$0.18	$0.36	$0.45	$0.82

Diluted earnings (loss) per share
Continuing operations	$0.19	$0.61	$0.37	$1.13
Discontinued operations	(0.01)	(0.25)	0.07	(0.32)

Net earnings per share	$0.17	$0.35	$0.44	$0.81

Dividends per common share	$0.025	$0.025	$0.075	$0.025

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed March 1, 2017 (the “2016 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Net income	$92	$193	$233	$449
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	6	2	24	14
Reclassification of foreign currency translation adjustments realized upon disposal of business	(7)	—	(1)	—
Other	—	1	(1)	(1)

Total other comprehensive income (loss), net of tax, where applicable	(1)	3	22	13

Comprehensive income	$91	$196	$255	$462

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$788	$763
Receivables, net	693	687
Inventories	1,110	1,279
Prepaid expenses and other current assets	100	102
Current assets of discontinued operations	141	142

Total current assets	2,832	2,973
Property and equipment, net	627	601
Goodwill	379	363
Other intangible assets, net	34	33
Timber notes receivable	869	885
Deferred income taxes	428	466
Other assets	228	219

Total assets	$5,397	$5,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$889	$893
Accrued expenses and other current liabilities	883	1,002
Income taxes payable	1	3
Short-term borrowings and current maturities of long-term debt	17	29
Current liabilities of discontinued operations	68	104

Total current liabilities	1,858	2,031
Deferred income taxes and other long-term liabilities	328	361
Pension and postretirement obligations, net	123	140
Long-term debt, net of current maturities	265	358
Non-recourse debt	781	798

Total liabilities	3,355	3,688

Commitments and contingencies
Stockholders’ equity:
Common stock—authorized 800,000,000 shares of $.01 par value; issued shares – 566,578,985 at September 30, 2017 and 557,892,568 at December 31, 2016	6	6
Additional paid-in capital	2,588	2,618
Accumulated other comprehensive loss	(107)	(129)
Accumulated deficit	(221)	(453)
Treasury stock, at cost – 50,460,683 shares at September 30, 2017 and 42,802,998 shares at December 31, 2016	(224)	(190)

Total stockholders’ equity	2,042	1,852

Total liabilities and stockholders’ equity	$5,397	$5,540

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	39 Weeks Ended
	September 30, 2017	September 24, 2016
Cash flows from operating activities of continuing operations:
Net income	$233	$449
Discontinued operations, net of tax	38	(175)

Net income from continuing operations	195	624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116	140
Charges for losses on inventories and receivables	51	49
Deferred income taxes	36	(235)
Compensation expense for share-based payments	24	25
Loss on extinguishment of debt	—	15
Asset impairments	1	9
Changes in working capital and other	(15)	(180)

Net cash provided by operating activities of continuing operations	408	447

Cash flows from investing activities of continuing operations:
Capital expenditures	(92)	(71)
Purchase of leased head office facility	(42)	—
Proceeds from disposition of assets	28	8
Other	(20)	6

Net cash used in investing activities of continuing operations	(126)	(57)

Cash flows from financing activities of continuing operations:
Net payments on long and short-term borrowings	(17)	(42)
Payment to extinguish capital lease obligation	(92)	—
Debt retirement	—	(250)
Debt related fees	—	(6)
Cash used in extinguishment of debt	—	(12)
Cash dividends on common stock	(39)	(13)
Share purchase for taxes, net of proceeds on employee-related plans	(17)	—
Repurchase of common stock for treasury	(34)	(81)

Net cash used in financing activities of continuing operations	(199)	(404)

Cash flows from discontinued operations:
Operating activities of discontinued operations	10	(113)
Investing activities of discontinued operations	(76)	(4)
Financing activities of discontinued operations	(8)	3

Net cash used in discontinued operations	(74)	(114)

Effect of exchange rate changes on cash and cash equivalents	8	2
Net increase (decrease) in cash and cash equivalents	17	(126)
Cash and cash equivalents at beginning of period	807	1,069

Cash and cash equivalents at end of period-total	824	943
Cash and cash equivalents of discontinued operations	(36)	(142)

Cash and cash equivalent at end of the period-continuing operations	$788	$801

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Office Depot, Inc., including consolidated subsidiaries (“Office Depot” or the “Company”), is a provider of office supplies, business products and services delivered through an omnichannel platform. The Company currently operates under several banners, including Office Depot ® and OfficeMax ® and utilizes proprietary company and product brand names. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “ODP.” As of September 30, 2017, the Company sold to customers through two reportable segments (or “Divisions”): Retail Division and Business Solutions Division.

In September 2016, the Company’s Board of Directors committed to a plan to sell substantially all of the Company’s International Division operations (the “International Operations”). Accordingly, the Company has presented the International Operations as discontinued operations beginning in the third quarter 2016. The Company has reclassified the financial results of the International Operations to Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The Company also reclassified the related assets and liabilities as current assets and liabilities of discontinued operations on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016. Cash flows from the Company’s discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for all periods. Certain portions of the International Division assets and operations primarily consisting of the Company’s global sourcing and trading operations in the Asia/Pacific region are being retained or did not meet the held for sale criteria and therefore remain in continuing operations, with prior periods adjusted, where appropriate. Additional information on the dispositions is provided in Note 4.

The Condensed Consolidated Financial Statements as of September 30, 2017, and for the 13-week and 39-week periods ended September 30, 2017 (also referred to as the “third quarter of 2017” and “year-to-date 2017,” respectively) and September 24, 2016 (also referred to as the “third quarter of 2016” and “year-to-date 2016,” respectively) are unaudited. However, in management’s opinion, these condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The Company has prepared the Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to those SEC rules and regulations. For a better understanding of the Company and its Condensed Consolidated Financial Statements, we recommend reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements which are included in the 2016 Form 10-K. These interim results are not necessarily indicative of the results that should be expected for the full year.

Cash Management

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Trade accounts payable and Accrued expenses and other current liabilities as of September 30, 2017 and December 31, 2016, included $44 million and $58 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At September 30, 2017, cash and cash equivalents from continuing operations but held outside the United States amounted to $141 million. Additionally, $36 million of cash held outside the United States was included in current assets of discontinued operations.

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

The Company will adopt the standard in the first quarter of 2018, and believes the impact of adopting the new guidance will be immaterial to its annual and interim financial statements. The Company’s assessment, which is ongoing, included a detailed review of contracts for each of its disaggregated revenue streams and a comparison of its historical accounting policies and practices to the new standard. Based on these procedures, the Company has identified minor changes related to the timing of recognition of revenues associated with its loyalty program due to the impacts of the loyalty program being presented as a deferral of revenues under the new standard rather than as cost accruals as is permitted under the existing accounting rules. The Company has also identified changes to revenues from sales of third-party software that are currently reported on a gross basis, which will be reported on a net basis under the new standard with no change in timing of recognition or impact to gross profit, earnings or cash flow. In addition, the Company’s balance sheet presentation of its sales return reserve will change to present a separate return asset and liability, instead of the net presentation used currently. The Company has also started its assessment to determine the revenue recognition impact of the Company’s recent acquisitions.

The Company expects to finalize its assessment in the fourth quarter of 2017, and adopt the standard using the modified retrospective method. Under this method, the new standard would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, the Company would recognize any difference between the recognition criteria in the new standard and the Company’s current revenue recognition practices, using a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. The Company has made modifications to its existing system that processes loyalty transactions, and will implement updates to its control processes and procedures, as necessary, based on changes resulting from the new standard. The Company does not expect any such updates to materially affect the Company’s internal controls over financial reporting. The adoption of the standard will also result in increased footnote disclosure requirements relating to certain balance sheet accounts and disaggregation of revenue, as well as pro-forma impact of the changes described above on revenue during the first year of adoption under the modified retrospective method.

In February 2016, the FASB issued an accounting standards update which will require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for lessors will remain relatively unchanged. The accounting standards update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Lessees and lessors are required to use a modified retrospective transition method for existing leases and accordingly, apply the new accounting model for the earliest year presented in the financial statements. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements but anticipates it will result in significant right of use assets and related liabilities associated with its operating leases being recorded on its balance sheet. Substantially all of the Company’s retail store locations, supply chain facilities and copy print equipment are subject to operating lease arrangements. The Company will adopt the standard in the first quarter of 2019, and has begun implementing required upgrades to its existing lease systems.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

In March 2017, the FASB issued an accounting standards update which changes the income statement presentation of defined benefit plan expense by requiring that an employer report the service cost component of pension costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit pension cost will be presented in the income statement separately from the service cost component and outside a subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will be applied retrospectively. Early adoption is permitted. The Company expects the adoption of this accounting standard update to reduce operating income by approximately $13 million on an annual basis, but have no impact on net income.

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

NOTE 2. ACQUISITIONS

To further the Company’s strategic direction to transform into a more services-driven platform and strengthen its core business operations, the Company acquired five businesses during and subsequent to its third quarter of 2017, including CompuCom Systems, Inc. (“CompuCom”), a provider of information technology (“IT”) services, products and solutions to North American enterprise organizations. In August 2017, and subsequent to the end of the Company’s reporting period in October 2017, the Company acquired four small independent regional businesses in the United States. These acquisitions were not individually material and, in the aggregate, total cost for the transactions were approximately $100 million, subject to certain customary post-closing adjustments. The transactions were funded with cash on-hand. The acquisitions will provide the Company with improved access to small, mid-market and large business customers in select geographic markets within the United States across a diverse assortment, including cleaning and breakroom, furniture and office supplies. The acquisitions were treated as purchases in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction, and include certain amortizing intangible assets and goodwill. For the acquisition completed in the third quarter of 2017, the Company has performed its preliminary purchase price allocation, and the fair value of assets acquired and liabilities assumed, including certain amortizing intangible assets and goodwill, are included in the balance sheet as of September 30, 2017. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of these companies are combined with the Company’s operating results subsequent to their purchase dates, and are included in the Business Solutions Division segment. Certain disclosures required under ASC 805, including supplemental pro forma financial information, are not provided because the transactions, in the aggregate, are not material.

On November 8, 2017, subsequent to the end of the Company’s reporting period, the Company completed its acquisition of CompuCom. The Company acquired all of the capital stock of CompuCom for approximately $940 million (including refinanced or assumed indebtedness and other liabilities), funded with a new $750 million 5-year term loan facility, approximately 44 million shares of Office Depot common stock with an approximate value of $135 million, and approximately $55 million of cash on hand.

CompuCom procures, installs and manages the lifecycle of hardware and software for businesses, and offers IT support services including remote help desk, data centers and on-site IT professionals. The acquisition of CompuCom is expected to accelerate Office Depot’s ability to pursue topline growth as it provides the opportunity to offer IT support services to all of the Company’s customers, including enterprise, small and medium sized businesses.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The acquisition of CompuCom will be treated as a purchase in accordance with ASC 805 which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Due to the timing of the acquisition being subsequent to the end of the third quarter of 2017 period, the initial accounting for the business combination is incomplete as of the filing date, and certain disclosures, including the preliminary allocation of purchase price and supplemental pro forma financial information, have been omitted from these Condensed Consolidated Financial Statements. The Company will include necessary disclosures in its 2017 Annual Report on Form 10-K. The Company is currently evaluating the impact of this acquisition on the Company’s reportable segments. The operating results of CompuCom will be combined with the Company’s operating results subsequent to the purchase date of November 8, 2017.

Transaction costs associated with the acquisitions described above are expensed as incurred and are presented in the Condensed Consolidated Statement of Operations within Merger, restructuring and other operating (income) expenses, net. The acquisition expenses include, legal, accounting, and other third-party costs associated with the transaction. The Company incurred approximately $13 million of expenses related to the CompuCom acquisition, which were recognized subsequent to the third quarter of 2017 when the transaction closed.

NOTE 3. MERGER, ACQUISITION TERMINATION, AND RESTRUCTURING ACTIVITY

In recent years, the Company has taken actions to adapt to changing and competitive market conditions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, disposing of businesses and assets, and taking actions to improve process efficiencies.

Merger and Restructuring

In 2013, the OfficeMax merger (the “Merger”) was completed and integration activities similar to the actions described above began. The Company also assumed certain restructuring liabilities previously recorded by OfficeMax. In mid-2014, the Company’s real estate strategy (the “Real Estate Strategy”) identified 400 retail stores for closure through 2016 along with planned changes associated with the integration of the two companies’ supply chains. During the second quarter of 2016, the Company completed the retail store closures under this program. During the third quarter of 2017, the changes to the Company’s supply chain related to the Merger were also completed. The significant components of expenses incurred by the Company relating to the Merger activities are discussed below.

Staples Acquisition and Merger Agreement Termination

On February 4, 2015, Staples, Inc. (“Staples”) and the Company announced that the companies had entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples would acquire all of the outstanding shares of Office Depot and the Company would become a wholly owned subsidiary of Staples (the “Staples Acquisition”).

On May 10, 2016, the U.S. District Court for the District of Columbia granted the United States Federal Trade Commission’s request for a preliminary injunction against the proposed acquisition, and as a result, the companies terminated the Staples Merger Agreement on May 16, 2016. Per the terms of the termination agreement, Staples paid Office Depot a fee of $250 million in cash (“Termination Fee”) on May 19, 2016, which, along with transactions and retention costs associated with the planned acquisition, are included in Merger, restructuring and other operating (income) expenses, net in the Condensed Consolidated Statements of Operations for the year-to-date 2016 and in Net cash provided by operating activities of continuing operations in the Condensed Consolidated Statements of Cash Flows for 2016. The significant components of expenses incurred by the Company relating to the Staples acquisition and merger agreement termination activities are discussed below.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Comprehensive Business Review

During August 2016, the Company announced the results of a comprehensive business review (the “Comprehensive Business Review”), which, among other things, includes a plan to close approximately 300 additional retail stores in North America over a three-year period, and to lower operating and general and administrative expenses through efficiencies and organizational optimization. The Company estimates it will incur up to approximately $125 million in costs to implement the cost savings programs, of which $90 million has been incurred in 2016 and through year-to-date 2017. The remaining costs are expected to be incurred through the end of 2017, excluding costs related to planned store closures, which will be recognized over the next two years. The significant components of expenses incurred by the Company relating to its cost saving programs activities are discussed below.

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

	Third Quarter		Year-to-Date
(In millions)	2017	2016	2017	2016
Merger related expenses
Transaction and integration	$4	$8	$15	$30
Facility closure, contract termination, and other expenses, net	2	4	4	21

Total Merger related expenses	6	12	19	51

Staples Acquisition (income) expenses
Retention	—	—	—	15
Transaction	—	4	—	43
Termination Fee	—	—	—	(250)

Total Staples Acquisition (income) expenses	—	4	—	(192)

Comprehensive Business Review and other restructuring expenses
Severance	11	9	26	13
Facility closure, contract termination, professional fees and other expenses, net	4	6	16	6

Total Comprehensive Business Review and other restructuring expenses	15	15	42	19

Acquisition related expenses – Refer to Note 2	1	—	1	—

Total Merger, restructuring and other operating (income) expenses, net	$22	$31	$62	$(122)

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Facility closure, contract termination, and other expenses, net primarily relate to facility closure accruals, contract termination cost, gains and losses on asset dispositions, and accelerated depreciation. Facility closure expenses include amounts incurred by the Company to close retail stores in the United States as part of the Real Estate Strategy, as well as supply chain facilities. During year-to-date 2017 and 2016, the Company recognized gains of $6 million and $1 million, respectively, from the sale of warehouse facilities that had been classified as assets held for sale. The gains are included in Merger, restructuring and other operating (income) expenses, net, as the dispositions were part of the supply chain integration associated with the Merger.

Staples Acquisition (income) expenses

Expenses incurred in 2016 include retention accruals and transaction costs, including costs associated with regulatory filings and professional fees, offset by the Termination Fee payment. The Staples Merger Agreement was terminated on May 16, 2016, and no further expenses are expected.

Comprehensive Business Review and other restructuring expenses

Expenses associated with implementing the Comprehensive Business Review include severance, facility closure costs, contract termination, accelerated depreciation, professional fees, relocation and disposal gains and losses, as well as other costs associated with the store closures. The Company has completed 109 of the planned 300 retail store closures since announcing this initiative, with the remaining stores expected to be closed over the next two years. Severance costs related to planned store closures are being accrued through the anticipated facility closure or termination date and consider timing, terms of existing severance plans, expected employee turnover and attrition. Restructuring expenses also include severance and reorganization costs associated with reductions in staff functions that continued into 2017.

Merger and Restructuring Accruals

The activity in the merger and restructuring accruals is presented in the table below. Of the total $62 million expense presented in Merger, restructuring and other operating (income) expenses, net incurred in the year-to-date 2017, $40 million relates to Merger and restructuring liabilities and are included as charges incurred in the table below. The remaining $22 million of expense is comprised of $16 million in Merger transaction and integration expenses, $11 million in property expenses, professional fees, non-cash items and other expenses, and $1 million in Acquisition related expenses, partially offset by a $6 million gain on the disposition of warehouse facilities which were part of the supply chain integration associated with the Merger. These charges are excluded from the table below because they are expensed as incurred, non-cash, or otherwise not associated with the merger and restructuring balance sheet accounts.

		Year-to-Date 2017
(In millions)	Balance as of December 31, 2016	Charges Incurred	Cash Payments	Balance as of September 30, 2017
Termination benefits
Merger related accruals	$5	$1	$(4)	$2
Comprehensive Business Review	8	26	(27)	7
Lease and contract obligations, accruals for facilities closures and other costs:
Merger related accruals	40	4	(24)	20
Comprehensive Business Review	13	9	(13)	9

Total	$66	$40	$(68)	$38

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Assets held for sale

Certain facilities identified for closure through integration and other activities have been accounted for as assets held for sale. Assets held for sale primarily consisted of supply chain facilities, and were presented in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet as of December 31, 2016. The assets held for sale activity for year-to-date 2017 is presented in the table below.

(In millions)
Balance as of December 31, 2016	$23
Disposition	(23)

Balance as of September 30, 2017	$—

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

NOTE 4. DISCONTINUED OPERATIONS

In the third quarter of 2016, the Company’s Board of Directors approved a plan to sell substantially all of the operations of the former International Division through four disposal groups (Europe, South Korea, Australia and New Zealand (“Oceania”) and mainland China). Collectively, these dispositions represent a strategic shift that has a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. The Company is presenting the operating results and cash flows of these disposal groups within discontinued operations through their respective dates of disposal, including all prior periods. The assets and liabilities of the disposal groups remaining at the end of each period are presented as current assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets. Certain portions of the former International Division assets and operations are being retained and, therefore, remain in continuing operations. The retained operations are presented as Other in Note 12, Segment Information.

Europe

On September 23, 2016, the Company announced that it had received an irrevocable offer from Aurelius Rho Invest DS GmbH, a subsidiary of The AURELIUS Group (the “Purchaser”) to acquire the Company’s European business operations (the “European Business”). The transaction was structured as an equity sale with the Purchaser acquiring the European Business with its operating assets and liabilities. On December 31, 2016, the Company closed the sale of the European Business resulting in a pre-tax loss on sale of $108 million. The Company recorded approximately $8 million of additional costs associated with the sale of the European Business during year-to-date 2017, which are included in Net gain on sale of discontinued operations in the table below.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The SPA contains customary warranties of the Company and the Purchaser, with the Company’s warranties limited to an aggregate of EUR 10 million. The Company monitors its estimated exposure to liabilities under the warranties under the SPA, and as of September 30, 2017, the Company believes it has made adequate provisions for its potential exposures related to these warranties. The Company will continue to provide various transition and product sourcing services to the Purchaser for a period of up to 24 months following the closing date under a separate agreement. The proceeds and related costs from these services are not material and are presented in Other income (expense), net as part of continuing operations in the Condensed Consolidated Statements of Operations. Also, as part of the disposition, the Company retained responsibility for the frozen defined benefits pension plan in the United Kingdom, which is now included in continuing operations.

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

South Korea

The sale of the Company’s business in South Korea was completed on April 26, 2017. The transaction was structured and accounted for as an equity sale. Disposition of the business in South Korea resulted in a pre-tax gain on sale of $12 million during the second quarter of 2017, which has been reflected in Net gain on sale of discontinued operations for year-to-date 2017 in the table below.

China

The sale of the Company’s business in mainland China was completed on July 28, 2017. The transaction was structured and accounted for as an equity sale. Prior to the sale, the Company recorded a reduction of $10 million in the first half of 2017 to the carrying amount of its China Business based on its updated estimates of fair value less cost to sell. The adjustment is included in Net (increase) reduction of loss on discontinued operations held for sale for year-to-date 2017 in the table below. The disposition of the business in mainland China in the third quarter of 2017 resulted in a gain of $1 million, which is included in Net gain on sale of discontinued operations for quarter-to-date 2017 in the table below, resulting in a cumulative loss of $9 million.

Oceania

On April 18, 2017, the Company entered into a definitive sale and purchase agreement to sell the Company’s Australian and New Zealand business operations. The transaction is structured and will be accounted for as an equity sale, and remains subject to the purchaser obtaining necessary regulatory approval. During the third quarter of 2017, the purchaser paid the Company $8 million in exchange for the extension of the sale and purchase agreement through December 2017. The $8 million, which is presented in Accrued expenses and current liabilities in the Condensed Consolidated Balance Sheet, will be applied to the purchase price when the transaction is completed or if not successfully completed will be treated as a break fee and recorded in Other income (expense), net, within discontinued operations. The Company recorded adjustments of $58 million during year-to-date 2017, to its carrying amount of this disposal group that is held for sale based on its updated estimates of fair value less cost to sell. The adjustments resulted in a reduction in the related valuation allowance and are included in the Net (increase) reduction of loss on discontinued operations held for sale in the table below. The adjusted carrying amount does not exceed the carrying amount at the time these operations were initially classified as held for sale. There were no increase or reduction of loss related to this disposal group during the third quarter of 2017. Until the closing date, the Company has agreed to operate the Australian and New Zealand businesses in the ordinary course. The Company may provide certain transitional services to the purchaser for a limited period of time following the closing.

On November 2, 2017, the Commerce Commission of New Zealand (the “Commerce Commission”) filed proceedings in the High Court at Auckland seeking to enjoin the contemplated transaction. The Commerce Commission has applied to consolidate its proceedings with those initiated by Complete Office Supplies Pty Limited, an office supply competitor in New Zealand. The parties requested the High Court to vacate the interim injunction hearing and proceed to trial. The trial date is not yet scheduled. The

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

purchaser has expressed their intention to continue to challenge the actions of the Commerce Commission. The Company currently remains committed to completing the sale as soon as practicable, including reviewing the possibility of further extending the sale and purchase agreement.

Completion of the sale of the Company’s Australian and New Zealand business operations may be for amounts different from the current estimates and will be evaluated each reporting period until the dispositions are complete.

The major components of Discontinued operations, net of tax presented in the Condensed Consolidated Statements of Operations are presented below. The 2016 amounts include the results of the European Business, which was sold at the end of 2016.

	Third Quarter		Year-to-Date
(In millions)	2017	2016	2017	2016
Sales	$111	$583	$398	$1,886
Cost of goods sold and occupancy costs	89	462	322	1,489
Operating expenses	25	139	79	435
Asset impairments	—	90	—	90
Restructuring charges	—	—	2	10
Interest income	—	—	1	—
Interest expense	—	—	—	(4)
Other income (expense), net	—	—	—	(1)
Net (increase) reduction of loss on discontinued operations held for sale	—	(155)	45	(155)
Net gain on sale of discontinued operations	1	—	4	—
Income tax expense (benefit)	4	(126)	7	(123)

Discontinued operations, net of tax	$(6)	$(137)	$38	$(175)

As disclosed in the Company’s 2016 Form 10-K, in December 2016 while preparing for and performing the controls associated with the disposition of the Company’s European Business, the Company identified an error relating to the third quarter of 2016 that was not considered to be material. When the Company committed to a plan to sell substantially all of the business formerly reported as the International Operations, it provided reference to the cumulative translation adjustment (“CTA”) balance that existed at the end of the third quarter of 2016, but did not include CTA in its impairment analysis. As a result, the loss amount of Discontinued operations, net of tax was overstated in the third quarter of 2016. In the September 30, 2017 Condensed Consolidated Financial Statements, the prior quarter financial information has been revised due to the correction of the error. Additionally, this correcting adjustment is provided below and impacts the same captioned line items in various disclosures of the third quarter financial statements by the same amount.

	Third Quarter 2016			Year-to-Date Third Quarter 2016
($ in Millions, except per share)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Discontinued operations, net of tax	$(286)	$149	$(137)	$(324)	$149	$(175)
Net income	$44	$149	$193	$300	$149	$449
Basic earnings (loss) per share
Discontinued operations	$(0.54)	$0.28	$(0.26)	$(0.60)	$0.28	$(0.32)

Net earnings	$0.08	$0.28	$0.36	$0.55	$0.27	$0.82

Diluted earnings per share
Discontinued operations	$(0.54)	$0.29	$(0.25)	$(0.60)	$0.28	$(0.32)

Net earnings	$0.08	$0.27	$0.35	$0.54	$0.27	$0.81

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Assets and liabilities of discontinued operations presented in the Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016, are included in the following table. As the sale of the European Business was completed before year-end 2016, the assets and liabilities of that business are not included in either period presented below. Additionally, the sale of the South Korean and mainland China businesses were completed in April 2017 and July 2017, respectively, and therefore the assets and liabilities of those businesses are not included in the September 30, 2017 period presented below.

(In millions)	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$36	$44
Receivables, net	55	88
Inventories	67	82
Prepaid expenses and other current assets	5	4
Property and equipment, net	31	31
Other assets	2	6
Valuation allowance	(55)	(113)

Current assets of discontinued operations	$141	$142

Liabilities
Trade accounts payable	$43	$60
Accrued expenses and other current liabilities	20	27
Income taxes payable	—	2
Short-term borrowings and current maturities of long-term debt	—	9
Deferred income taxes and other long-term liabilities	5	6

Current liabilities of discontinued operations	$68	$104

NOTE 5. DEBT

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

At September 30, 2017, the Company had approximately $1.0 billion of available credit under the Amended Credit Agreement, and had letters of credit outstanding of $53 million. There were no borrowings under the Amended Credit Agreement in the third quarter of 2017 and the Company was in compliance with all applicable financial covenants at September 30, 2017.

In connection with the acquisition of CompuCom, the Amended Credit Agreement was further amended to permit, among other things, certain matters relating to the Term Loan Credit Agreement (as defined below).

Term Loan Credit Agreement

In connection with the consummation of the acquisition of CompuCom, the Company entered into a credit agreement, dated as of November 8, 2017 (the “Term Loan Credit Agreement”), which provides for a $750 million term loan facility with a maturity date of November 8, 2022.

The Term Loan Credit Agreement is fully and unconditionally guaranteed by substantially all of the Company’s direct and indirect U.S. subsidiaries, including CompuCom and substantially all of its U.S. subsidiaries, subject to certain exceptions (collectively, the

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

“Guarantors”). The obligations under the Term Loan Credit Agreement are secured by a security interest in substantially all of the assets of the Company and the Guarantors, subject to certain exceptions. Pursuant to an intercreditor agreement, the lenders and other secured parties under the Term Loan Credit Agreement have a first priority lien on certain assets constituting term priority collateral, and a second priority lien on certain assets constituting priority collateral for the Amended Credit Agreement.

The loans under the Term Loan Credit Agreement were issued with an original issue discount, at an issue price of 97.00%, and the Company incurred approximately $12 million of debt issuance costs. The loans under the Term Loan Credit Agreement bear interest at a rate per annum equal to LIBOR plus 7.00% (or an alternative base rate plus 6.00%).

The loans under the Term Loan Credit Agreement amortize quarterly beginning March 15, 2018 at the rate of $18.8 million per quarter, with the balance payable at maturity. The Term Loan Credit Agreement also requires mandatory prepayments in connection with certain asset sales, subject to certain exceptions, as well as additional mandatory prepayments from specified percentages of the Company’s excess cash flow. Additionally, the Term Loan Credit Agreement requires the Company to pay a prepayment fee of (a) 2.00% or (b) 1.00% if the loans thereunder are voluntarily repaid (i) on or prior to the first anniversary of the closing date of the Term Loan Credit Agreement, or (ii) after such date but on or prior to the second anniversary of the closing date of the Term Loan Credit Agreement.

The Term Loan Credit Agreement contains representations and warranties, events of default, and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends subject to compliance with an annual limit, repurchase common stock, create liens, incur additional indebtedness, make investments, dispose of assets, and merge or consolidate with any other person. In addition, a minimum liquidity maintenance covenant, requiring the Company and its restricted subsidiaries to retain unrestricted cash, cash equivalents, and availability under the Company’s Amended Credit Agreement in an aggregate amount of at least $400 million, will apply at any time that the Company’s senior secured leverage ratio is greater than 1.50:1.00 and be tested quarterly.

The net proceeds of the loans under the Term Loan Credit Agreement were used to refinance certain indebtedness of CompuCom and to pay fees and expenses in connection with the acquisition of CompuCom and the related transactions.

NOTE 6. INCOME TAXES

The Company’s effective tax rates in prior periods have varied considerably as a result of two primary factors, 1) the mix of income and losses across U.S. and non-U.S. jurisdictions, and 2) the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2017 and 2016, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to the dispositions of the international businesses and improved operating results. In addition, during 2017 and 2016 the majority of the Company’s deferred tax assets that previously were not realizable, became realizable, thereby, causing significant reductions in previously established valuation allowances. These factors have resulted in the Company’s effective tax rates being 2% and 24% for the third quarter and year-to-date 2017, respectively, and negative effective tax rates of (267%) and (51%) for the third quarter and year-to-date 2016, respectively. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

During the third quarter of 2017 and 2016, the Company concluded that it was more likely than not that a benefit from a significant portion of its U.S. federal and state deferred tax assets would be realized. This conclusion was based on a detailed evaluation of all available positive and negative evidence and the weight of such evidence, the current financial position and results of operations for the current and preceding years, and the expectation of continued earnings. The Company determined that its U.S. federal and state valuation allowance should be reduced by approximately $40 million in 2017, with approximately $37 million in the third quarter as a discrete non-cash income tax benefit and the remainder as an adjustment to the estimated annual effective tax rate. The Company determined that approximately $400 million of its U.S. federal and state valuation allowance should be reduced in 2016, with approximately $240 million in the third quarter as a discrete non-cash income tax benefit and the remainder as an adjustment to the estimated annual effective tax rate.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The Company continues to have a U.S. valuation allowance for certain U.S. federal credits and state tax attributes, which relate to deferred tax assets that require certain types of income or for income to be earned in certain jurisdictions in order to be realized. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections could impact this evaluation in future periods.

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

NOTE 7. STOCKHOLDERS’ EQUITY

The following table reflects the changes in Stockholders’ equity.

(In millions)
Stockholders’ equity at December 31, 2016	$1,852
Net income	233
Repurchase of common stock for treasury	(34)
Dividends paid on common stock	(39)
Share purchase for taxes, net of proceeds on employee-related plans	(17)
Other comprehensive income	22
Amortization of long-term incentive stock grants	25

Stockholders’ equity at September 30, 2017	$2,042

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension and Other	Total
Balance at December 31, 2016	$(67)	$(62)	$(129)
Other comprehensive income activity before reclassifications	24	(1)	23
Reclassification of foreign currency translation adjustments realized upon disposal of business	(1)	—	(1)

Balance at September 30, 2017	$(44)	$(63)	$(107)

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

In the third quarter and year-to-date 2017, the Company purchased approximately 4 million shares at a cost of $17 million and 8 million shares at a cost of $34 million, respectively, under the stock repurchase program. As of September 30, 2017, $84 million remains available for repurchase under the current authorization. Under the Company’s Term Loan Credit Agreement, the Company’s ability to continue to repurchase its common stock is significantly restricted. Refer to Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

Dividends on Common Stock

In the third quarter and year-to-date 2017, the Company’s Board of Directors declared quarterly cash dividends of $0.025 per share on its common stock, resulting in total cash payments of $13 million and $39 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. Additionally, payment of dividends is permitted under the Company’s Amended Credit Agreement provided that the Company has the required minimum liquidity or fixed charge ratio, but may be limited if the Company does not meet the necessary requirements. Additionally, under the Company’s Term Loan Credit Agreement, payment of dividends is permitted subject to compliance with an annual limit.

NOTE 8. EARNINGS PER SHARE

The following table represents the calculation of net earnings per common share – basic and diluted:

	Third Quarter		Year-to-Date
(In millions, except per share amounts)	2017	2016	2017	2016
Basic Earnings Per Share
Numerator:
Net income from continuing operations	$98	$330	$195	$624
Income (loss) from discontinued operations, net of tax	(6)	(137)	38	(175)

Net income	$92	$193	$233	$449

Denominator:
Weighted-average shares outstanding	518	535	517	545
Basic earnings (loss) per share:
Continuing operations	$0.19	$0.62	$0.38	$1.15
Discontinued operations	(0.01)	(0.26)	0.07	(0.32)

Net earnings per share	$0.18	$0.36	$0.45	$0.82

Diluted Earnings Per Share
Numerator:
Net income from continuing operations	$98	$330	$195	$624
Income (loss) from discontinued operations, net of tax	(6)	(137)	38	(175)

Net income	$92	$193	$233	$449

Denominator:
Weighted-average shares outstanding	518	535	517	545
Effect of dilutive securities:
Stock options and restricted stock	13	10	15	8

Diluted weighted-average shares outstanding	531	545	532	553
Diluted earnings (loss) per share
Continuing operations	$0.19	$0.61	$0.37	$1.13
Discontinued operations	(0.01)	(0.25)	0.07	(0.32)

Net diluted earnings per share	$0.17	$0.35	$0.44	$0.81

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Awards of stock options and nonvested shares representing approximately 4 million additional shares of common stock were outstanding for the third quarter and year-to-date 2017, respectively, and approximately 6 million and 7 million for the third quarter and year-to-date 2016, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

NOTE 9. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans – North America

The components of net periodic pension benefit for the Company’s North America pension plans are as follows:

	Third Quarter		Year-to-Date
(In millions)	2017	2016	2017	2016
Service cost	$1	$2	$4	$5
Interest cost	10	11	30	34
Expected return on plan assets	(12)	(14)	(36)	(41)

Net periodic pension benefit	$(1)	$(1)	$(2)	$(2)

Year-to-date 2017, $15 million of cash contributions were made to the North America pension plans, which included a $13 million voluntary accelerated contribution to one of the qualified plans to reduce the costs associated with the plan. The Company expects to make additional cash contributions of approximately $1 million to the North America pension plans during the remainder of 2017.

Pension Plan – United Kingdom

As part of the European Business sale, the Company retained the United Kingdom (“UK”) defined benefit pension plan. The components of net periodic pension benefit for the Company’s UK pension plan are as follows:

	Third Quarter		Year-to-Date
(In millions)	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	2	2	5	6
Expected return on plan assets	(3)	(3)	(9)	(9)

Net periodic pension benefit	$(1)	$(1)	$(4)	$(3)

The UK pension plan is in a net asset position. Year-to-date 2017, cash contributions of $2 million were made to the UK pension plan.

Net periodic pension benefits for the North America and UK pension and other postretirement benefit plans are recorded in Selling, general and administrative expenses at the corporate level in the Condensed Consolidated Statements of Operations.

NOTE 10. FAIR VALUE MEASUREMENTS

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments. As of September 30, 2017, the Company did not have any money market funds that had floating net asset values that required measurement.

	Level 1
(In millions)	September 30, 2017	December 31, 2016
Money market funds	$—	$135

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. Amounts associated with these derivative financial instruments are considered Level 1 measurements, but were not significant for the reported periods. At September 30, 2017, and December 31, 2016, Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets included less than $1 million related to derivative foreign currency and fuel contracts.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company recognized $1 million of asset impairment charges associated with continuing operations in the year-to-date 2017, compared to $9 million in the third quarter and year-to-date 2016, which were based on Level 3 measurements.

The preliminary purchase price allocation performed in connection with the acquisition during the third quarter of 2017 was primarily based on Level 3 inputs.

Other Fair Value Disclosures

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	September 30, 2017		December 31, 2016
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Timber notes receivable	$869	$875	$885	$884
Company-owned life insurance	88	88	89	89
Financial liabilities
Recourse debt
Revenue bonds, due in varying amounts periodically through 2029	186	186	186	181
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	14	14	12
Non-recourse debt	781	788	798	800

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

In addition to the foregoing, OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of September 30, 2017, the Company has provided for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these environmental and toxic tort liabilities, our estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 12. SEGMENT INFORMATION

Following the decision to sell substantially all of the operations that previously were presented as the International Division, the Company has two operating segments which are also its reportable segments: the Retail Division and the Business Solutions Division. The Retail Division includes retail stores in the continental United States, Puerto Rico and the U.S. Virgin Islands. The Retail Division and the Business Solutions Division sell supplies, technology products and solutions, business machines and related supplies, print, cleaning, breakroom and facilities products, and office furniture. Stores also have a copy and print center offering printing, reproduction, mailing and shipping services, and the print needs for retail and business customers are also facilitated through regional print production centers. The Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through its internet sites across the continental United States, Puerto Rico, U.S. Virgin Islands, and Canada.

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

The following is a summary of sales and operating income (loss) by each of the Divisions and Other, reconciled to consolidated totals, after the elimination of the discontinued operations for all periods.

	Sales
	Third Quarter		Year-to-Date
(In millions)	2017	2016	2017	2016
Retail Division	$1,329	$1,482	$3,799	$4,237
Business Solutions Division	1,288	1,348	3,851	4,046
Other	3	6	9	12

Total	$2,620	$2,836	$7,659	$8,295

	Operating Income (Loss)
	Third Quarter		Year-to-Date
(In millions)	2017	2016	2017	2016
Retail Division	$82	$105	$214	$237
Business Solutions Division	71	81	193	190
Other	(1)	—	(2)	1

Total	$152	$186	$405	$428

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

A reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

	Third Quarter		Year-to-Date
(In millions)	2017	2016	2017	2016
Total Division operating income	$152	$186	$405	$428
Add/(subtract):
Asset impairments	—	(9)	(1)	(9)
Merger, restructuring and other operating income (expenses), net	(22)	(31)	(62)	122
Unallocated expenses	(22)	(29)	(60)	(68)
Interest income	6	6	17	17
Interest expense	(13)	(19)	(39)	(63)
Loss on extinguishment of debt	—	(15)	—	(15)
Other income (expense), net	(1)	1	(2)	1

Income from continuing operations before income taxes	$100	$90	$258	$413

The components of goodwill by segment are provided in the following table:

(In millions)	Retail Division	Business Solutions Division	Total
Balance as of December 31, 2016	$78	$285	$363
Acquisition	—	16	16

Balance as of September 30, 2017	$78	$301	$379

Refer to Note 2 for additional information on the acquisition during the third quarter of 2017.

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

RESULTS OF OPERATIONS

OVERVIEW

The Company

Office Depot together with its subsidiaries, is a provider of office supplies, business products and services delivered through an omnichannel platform. We currently operate under several banners, including Office Depot ® and OfficeMax ® and utilize proprietary company and product brand names. As of September 30, 2017, we sold to customers throughout North America and the Asia/Pacific region.

Acquisitions

To further our strategic direction to transform into a more services-driven platform and strengthen our core business operations, we acquired five businesses during and subsequent to the third quarter of 2017, including CompuCom Systems, Inc. (“CompuCom”), a market leading provider of award winning information technology (“IT”) services, products, and solutions to North American enterprise organizations. In August 2017, and subsequent to the end of our reporting period in October 2017, we acquired four small independent regional businesses in the United States. These acquisitions were not individually material and, in the aggregate, total costs for the transactions were approximately $100 million, subject to certain customary post-closing adjustments. The transactions were funded with cash on-hand. The acquisitions will provide us with improved access to small, mid-market and large business customers in select geographic markets within the United States across a diverse assortment, including cleaning and breakroom, furniture and office supplies. The operating results of these companies are combined with our operating results subsequent to their purchase dates, and are included in the Business Solutions Division segment.

On November 8, 2017, subsequent to the end of our reporting period, we completed the acquisition of CompuCom. We acquired all of the capital stock of CompuCom for approximately $940 million, funded with a new $750 million 5-year term loan facility, approximately 44 million shares of Office Depot common stock with an approximate market value of $135 million, and approximately $55 million of cash on hand.

CompuCom procures, installs and manages the lifecycle of hardware and software for businesses, and offers IT support services including remote help desk, data centers and on-site IT professionals. The acquisition of CompuCom is expected to accelerate our ability to pursue topline growth as it provides the opportunity to offer world class IT support services to all our customers, including enterprise, small and medium sized businesses.

We are currently evaluating the impact of this acquisition on our reportable segments. The operating results of CompuCom will be combined with our operating results subsequent to the purchase date of November 8, 2017.

Disposition of the International Division – Discontinued Operations

In September 2016, our Board of Directors committed to a plan to sell substantially all of our international operations, formerly reported as the International Division through four disposal groups (Europe, South Korea, Australia and New Zealand (“Oceania”) and mainland China).

On December 31, 2016, we completed the sale of our European Business to The AURELIUS Group (the “Purchaser”). We retained the assets and obligations of a frozen defined benefit pension plan in the United Kingdom. As part of the sales and purchase agreement (the “SPA”), approximately $70 million was accrued at December 31, 2016, under a working capital adjustment provision, of which $35 million was paid during the first quarter of 2017 and an additional $37 million was paid to the purchaser during the third quarter of 2017, which included approximately $2 million related to a change in the foreign currency rate and accrued interest on the unpaid portion.

We completed the sale of our business in South Korea on April 26, 2017, and recognized a gain on the sale of $12 million. Additionally, we completed the sale of our business in mainland China on July 28, 2017, and recognized a cumulative loss of $9 million associated with the sale, of which $10 million was recognized in the first half of 2017 and was partially offset by a $1 million gain recognized at the time of sale. We retained the sourcing and trading operations of the former International Division, which are presented as Other in Note 12, “Segment Information,” of the Condensed Consolidated Financial Statements.

In April 2017, we announced that we had entered into a definitive sale and purchase agreement to sell our businesses in Australia and New Zealand. The Commerce Commission has recently filed proceedings in the High Court at Auckland seeking an injunction of the contemplated transaction. The trial date has not yet been set and the sale remains subject to regulatory approval.

Refer to Note 4 of the Condensed Consolidated Financial Statements for additional information about the discontinued operations.

Continuing Operations

We operate through two reportable segments (or “Divisions”): the Retail Division and the Business Solutions Division. The Retail Division includes our retail stores in the continental United States, Puerto Rico and the U.S. Virgin Islands. The Retail Division and the Business Solutions Division sell office supplies, technology products and solutions, business machines and related supplies, print, cleaning, breakroom and facilities products, and office furniture. Stores also have a copy and print center offering printing, reproduction, mailing and shipping services, and the print needs for the retail and business customers are also facilitated through regional print production centers. The Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through our Internet sites across the continental United States, Puerto Rico, U.S. Virgin Islands, and Canada.

A summary of factors impacting operating results of the continuing operations for the 13-week and 39-week periods ended September 30, 2017 (also referred to as “the third quarter of 2017” and “the year-to-date 2017,” respectively) and September 24, 2016 (also referred to as “the third quarter of 2016” and “the year-to-date 2016,” respectively), is provided below. Additional discussion of the 2017 third quarter and year-to-date results is provided in the narrative that follows this overview.

•	Sales reported in the third quarter and year-to-date 2017 compared to the same period of the prior year were significantly affected by planned retail store closures and declining comparable store sales in the Retail Division. Sales in our Business Solutions Division were negatively impacted by continuing competitive pressures and the continued impact of prior period customer losses.

•	During the third quarter of 2017, the south-central and southeast areas of the United States, as well as Puerto Rico and the U.S. Virgin Islands, were impacted by three powerful hurricanes that disrupted normal operations at approximately 220 of our retail stores and impacted sales in our Business Solutions Division. While most of these stores have resumed operations, many of these stores continue to be impacted by the hurricanes, either as a result of damage incurred, or they are experiencing declines in customer traffic driven by reduced hours and disrupted shopping patterns in those areas. We are in the process of assessing the damage to store assets and inventory. As of the date of this filing, we have not completed our assessment of the full economic impact of the hurricanes, including future impact of lost sales in the affected regions.

	Third Quarter			Year-to-Date
(In millions)	2017	2016	Change	2017	2016	Change
Retail Division	$1,329	$1,482	(10)%	$3,799	$4,237	(10)%
Change in comparable store sales			(5)%			(5)%
Business Solutions Division	1,288	1,348	(4)%	3,851	4,046	(5)%
Other	3	6		9	12

Total	$2,620	$2,836	(8)%	$7,659	$8,295	(8)%

•

Total Company gross profit decreased by $93 million in the third quarter of 2017 compared to the same period in the prior year. The decrease reflects lower sales and a 146 basis point decrease in gross profit as a percentage of sales (“gross margin”). The decrease in the gross margin reflects lower gross margins in both the Retail and Business Solutions Divisions, and is primarily due to certain promotion and integration activities in our Business Solutions Division as well as the rate of decrease in sales for the quarter exceeding the rate of reduction in store and supply chain costs which are more fixed in nature. In the year-to-date 2017, total Company gross profit decreased by $200 million compared to the same period in the prior year, primarily due to lower sales and a 56 basis point decrease in gross margin. The decrease in gross margin relates to both the Business Solutions Division and the Retail Division.

•	Total Company selling, general and administrative expenses decreased in the third quarter and the year-to-date 2017 compared to the same period in 2016, reflecting the closure of stores, lower payroll and lower general and administrative expenses primarily related to actions taken as part of our Comprehensive Business Review and continued Merger synergies.

•	Merger, restructuring and other operating (income) expense, net in the third quarter and the year-to-date 2017, amounted to an expense of $22 million and $62 million, respectively, compared to an expense of $31 million and income of $122 million in the third quarter and the year-to-date 2016, respectively. In the third quarter of 2017, we incurred $6 million of expenses, net, related to merger activities and $15 million of expenses associated with the Comprehensive Business Review initiated in August 2016. The year-to-date 2016 includes $250 million of income related to the Termination Fee payment received from Staples during the period. Additional integration and restructuring expenses are expected to be incurred in future periods.

•	Our effective tax rates of 2% and 24% for the third quarter and the year-to-date 2017, respectively, were primarily impacted by the reduction of certain valuation allowances and the effect of state taxes and nondeductible expenses. The negative effective tax rates of (267%) and (51%) for the third quarter and the year-to-date 2016, respectively, were also primarily impacted by the reduction of certain valuation allowances on the U.S. deferred tax assets during the periods. The change in effective tax rates year over year primarily reflects the reversal of a substantial portion of our U.S. federal and state valuation allowance in the year-to-date 2016 versus a smaller reduction in 2017.

•	Diluted earnings per share from continuing operations was $0.19 in the third quarter of 2017 compared to $0.61 in the third quarter of 2016. Diluted earnings per share from continuing operations was $0.37 in the year-to-date 2017 compared to $1.13 in the year-to-date 2016.

•	Diluted loss per share from discontinued operations was $0.01 in the third quarter of 2017 compared to a loss of $0.25 per share in the third quarter of 2016. Diluted earnings per share from discontinued operations was $0.07 year-to-date 2017 compared to a loss of $0.32 per share year-to-date 2016. The 2017 amounts reflect a $12 million gain on the sale of our business in South Korea, a $9 million loss associated with the sale of our mainland China business and other adjustments related to the agreement to sell our businesses in Australia and New Zealand at amounts higher than previous estimates.

•	Net diluted earnings per share was $0.17 in the third quarter of 2017 compared to earnings of $0.35 per share in the third quarter of 2016. Net diluted earnings per share was $0.44 year-to-date 2017 compared to earnings of $0.81 per share year-to-date 2016.

•	We began paying quarterly dividends in the third quarter of 2016. In the third quarter and the year-to-date 2017, we paid quarterly cash dividends on our common stock of $0.025 per share and $0.075 per share, respectively, resulting in total cash payments of $13 million and $39 million, respectively. In the third quarter and year-to-date 2016, we paid a quarterly cash dividend on our common stock of $0.025 per share, resulting in a total cash payment of $13 million.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

RETAIL DIVISION

	Third Quarter		Year-to-Date
(In millions)	2017	2016	2017	2016
Sales	$1,329	$1,482	$3,799	$4,237
% change from prior year	(10)%	(8)%	(10)%	(8)%
Division operating income	$82	$105	$214	$237
% of sales	6%	7%	6%	6%
Comparable store sales decline	(5)%	(2)%	(5)%	(2)%

Sales in our Retail Division decreased 10% in the third quarter of 2017 compared to the same period in the prior year. The decrease resulted from planned store closures over the past twelve months and a 5% decline in comparable store sales in the quarter, partially offset by the positive impact of sales from omnichannel programs. The sales were also negatively impacted due to the sales disruption caused by the three hurricanes discussed above. In August 2016, we announced plans to close an additional 300 retail locations over a three-year period as part of the Comprehensive Business Review. We closed 72 stores under this program in 2016. During the third quarter and year-to-date 2017, the Retail Division closed 4 and 37 stores, respectively, resulting in cumulative closures of 109 under this program. We ended the third quarter of 2017 with a store count of 1,404. We currently plan to close approximately 60 stores in total during 2017.

Comparable store sales in the third quarter and the year-to-date 2017 decreased 5%, respectively, reflecting lower store traffic, transaction counts and average order values during this year’s back to school period. Comparable store sales decreased across most of our primary product categories, including ink, toner, computers and technology related products, partially offset by increased sales in cleaning and break room products.

Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are largely non-comparable clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes or natural disasters, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods, but may differ from measures used by other companies.

The Retail Division reported operating income of $82 million in the third quarter of 2017, compared to $105 million in the third quarter of 2016. The decrease in the Division’s operating income in the third quarter of 2017 reflects the negative impact of lower sales, which were partially offset by lower occupancy costs and selling, general and administrative expenses, including payroll and other store expenses. The decrease in expenses is primarily a result of a smaller base of stores, operational efficiencies, and cost control initiatives.

Division operating income declined year-to-date 2017 as compared to year-to-date 2016, although it was flat as a percentage of sales. The factors discussed above affecting the third quarter of 2017 are also reflective of those impacting the year-to-date 2017 compared to the same period of 2016. The year to date 2017 decrease in expenses was also impacted by favorable legal settlements.

Charges associated with the store closure programs are reported in Merger, restructuring and other operating (income) expenses, net in the Condensed Consolidated Statements of Operations. These charges are reflected in corporate reporting, and not included in the determination of the Retail Division’s operating income.

BUSINESS SOLUTIONS DIVISION

	Third Quarter		Year-to-Date
(In millions)	2017	2016	2017	2016
Sales	$1,288	$1,348	$3,851	$4,046
% change from prior year	(4)%	(6)%	(5)%	(7)%
Division operating income	$71	$81	$193	$190
% of sales	6%	6%	5%	5%

The decline in sales was primarily driven by continued competitive pressures, prior period customer losses in the contract channel, the ongoing reduction in catalog sales through our call centers, the impact of sales from omnichannel programs that are recorded in the Retail Division, as well as the negative impact of the three hurricanes discussed above. The acquisition in the third quarter of 2017 did not have a material impact on sales. On a product category basis, sales increased in cleaning/breakroom, and furniture, remained flat in copy and print services, and decreased across the other primary product categories for the third quarter of 2017. For the year-to date 2017, sales increased in cleaning/breakroom, remained flat in copy and print services and decreased across the other primary product categories. Enhancements to the sales model, future product offering expansions and strategic initiatives are anticipated to reduce the rate of sales decline. Additionally, new customers typically require an integration period before reaching their buying potential and having a positive impact on sales trends.

Division operating income was $71 million in the third quarter of 2017 as compared to $81 million in the third quarter of 2016. The decrease in the Division’s operating income in the third quarter of 2017 reflects the negative impact of lower sales, which were partially offset by lower selling, general and administrative expenses. Division operating income increased year-to-date 2017 compared to year-to-date 2016 despite the negative impact of lower sales, as lower selling, general and administrative expenses more than offset the lower sales.

OTHER

Certain operations previously included in the International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are presented as Other. The operations primarily relate to the sale of products to former joint venture partners, and are not material in any period.

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

There were no asset impairments in the third quarter of 2017. Asset impairments year-to-date 2017 was $1 million, compared to $9 million in the third quarter and year-to-date 2016. The table below summarizes the major components of Merger, restructuring and other operating (income) expenses, net, followed by a narrative discussion of the significant matters.

	Third Quarter		Year-to-Date
(In millions)	2017	2016	2017	2016
Merger related expenses
Transaction and integration	$4	$8	$15	$30
Facility closure, contract termination, and other expenses, net	2	4	4	21

Total Merger related expenses	6	12	19	51

Staples Acquisition (income) expenses
Retention	—	—	—	15
Transaction	—	4	—	43
Termination Fee	—	—	—	(250)

Total Staples Acquisition (income) expenses	—	4	—	(192)

Comprehensive Business Review and other restructuring expenses
Severance	11	9	26	13
Facility closure, contract termination, professional fees and other expenses, net	4	6	16	6

Total Comprehensive Business Review and other restructuring expenses	15	15	42	19

Acquisition related expenses – Refer to Note 2	1	—	1	—

Total Merger, restructuring and other operating (income) expenses, net	$22	$31	$62	$(122)

Merger related expenses

Transaction and integration expenses include integration-related professional fees, incremental temporary contract labor, salary and benefits for employees dedicated to the Merger activity, travel costs, non-capitalizable software integration costs, and other direct costs to combine the companies. Such costs are being recognized as incurred.

Facility closure, contract termination, and other expenses, net primarily relate to facility closure accruals, contract termination cost, gains and losses on asset dispositions, and accelerated depreciation. Facility closure expenses include amounts incurred by us to close retail stores in the United States as part of our real estate strategy, as well as supply chain facilities. Year-to-date 2017 and 2016, we recognized gains of $6 million and $1 million, respectively, from the sale of warehouse facilities that had been classified as assets held for sale. The gains are included in Merger, restructuring and other operating (income) expenses, net, as the dispositions were part of the supply chain integration associated with the Merger.

Staples Acquisition (income) expenses

Expenses incurred in 2016 include retention accruals and transaction costs, including costs associated with regulatory filings and professional fees, offset by the Termination Fee payment. The Staples Merger Agreement was terminated on May 16, 2016, and no further expenses are expected.

Comprehensive Business Review and other restructuring expenses

Expenses include severance, facility closure costs, contract termination, accelerated depreciation, professional fees, relocation and disposal gains and losses, and other costs associated with the announced closure of approximately 300 retail store locations through 2019, as well as severance and reorganization costs associated with reductions in staff functions. Severance costs related to store closures are being accrued through the anticipated facility closure or termination date and consider timing, terms of existing severance plans, expected employee turnover and attrition.

Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

Unallocated costs were $22 million and $29 million in the third quarter of 2017 and 2016, respectively, and $60 million and $68 million in the year-to-date 2017 and 2016, respectively. The decrease in the third quarter and year-to-date 2017 compared to the same periods in 2016 primarily resulted from savings associated with our Comprehensive Business Review and lower incentive costs associated with our overall performance, partially offset by certain executive transition costs.

Other Income and Expense

	Third Quarter		Year-to-Date
(In millions)	2017	2016	2017	2016
Interest income	$6	$6	$17	$17
Interest expense	(13)	(19)	(39)	(63)
Loss on extinguishment of debt	—	(15)	—	(15)
Other income (expense), net	(1)	1	(2)	1

Interest expense in the third quarter and year-to-date 2016 includes $5 million and $17 million, respectively, associated with senior secured notes which were redeemed in the third quarter of 2016.

Discontinued Operations

Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements for information regarding the businesses accounted for as discontinued operations.

Income Taxes

Our effective tax rates in prior periods have varied considerably as a result of two primary factors, 1) the mix of income and losses across U.S. and non-U.S. jurisdictions, and 2) the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2017 and 2016, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to the dispositions of our international businesses and our improved operating results. In addition, during 2017 and 2016 the majority of our deferred tax assets that previously were not realizable, became realizable, thereby, causing significant reductions in previously established valuation allowances. These factors have resulted in our effective tax rates being 2% and 24% for the third quarter and year-to-date 2017, respectively, and negative effective tax rates of (267%) and (51%) for the third quarter and year-to-date 2016, respectively. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

During the third quarter of 2017 and 2016, we concluded that it was more likely than not that a benefit from a significant portion of its U.S. federal and state deferred tax assets would be realized. This conclusion was based on a detailed evaluation of all available positive and negative evidence and the weight of such evidence, the current financial position and results of operations for the current and preceding years, and the expectation of continued earnings. We determined that our U.S. federal and state valuation allowance should be reduced by approximately $40 million in 2017, with approximately $37 million in the third quarter as a discrete non-cash income tax benefit and the remainder as an adjustment to the estimated annual effective tax rate. We determined that approximately $400 million of its U.S. federal and state valuation allowance should be reduced in 2016, with approximately $240 million in the third quarter as a discrete non-cash income tax benefit and the remainder as an adjustment to the estimated annual effective tax rate.

We continue to have a U.S. valuation allowance for certain U.S. federal credits and state tax attributes, which relate to deferred tax assets that require certain types of income or for income to be earned in certain jurisdictions in order to be realized. We will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections could impact this evaluation in future periods.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local income tax examinations for years before 2016 and 2009, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal and state and local income tax examinations for years before 2013 and 2006, respectively. Our U.S. federal income tax return for 2016 is currently under review. Generally, we are subject to routine examination for years 2008 and forward in our international tax jurisdictions.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2017, we had $788 million in cash and equivalents and another $1.0 billion available under the Amended Credit Agreement (as defined in Note 5 of the Condensed Consolidated Financial Statements) for a total liquidity of approximately $1.8 billion. We currently believe that our cash on hand, availability of funds under the Amended Credit Agreement, and full year cash flows generated from operations will be sufficient to fund our working capital, capital expenditure, debt repayment, common stock repurchases, cash dividends on common stock, and merger integration and restructuring expenses for at least the next twelve months, although it is possible that a portion of our liquidity may be allocated in the future towards acquisitions consistent with our strategic growth initiatives.

At September 30, 2017, no amounts were drawn under the Amended Credit Agreement. There were letters of credit outstanding under the Amended Credit Agreement at the end of the third quarter of 2017 totaling $53 million and we were in compliance with all applicable financial covenants at September 30, 2017.

We have incurred significant expenses related to the merger, integration and restructuring actions associated with the OfficeMax merger, and expect total expenses to be approximately $40 million in 2017, of which $25 million was incurred year-to-date 2017. Also, in August 2016, we announced plans to lower operating costs under the Comprehensive Business Review. We expect to deliver over $250 million in annual benefits by the end of 2018, with about two-thirds of the total benefits anticipated to be realized in 2017, and estimate we will incur approximately $125 million in costs to implement the cost savings programs. To date we have incurred approximately $90 million of implementation costs. The remaining costs are expected to be incurred through the end of 2017, excluding costs related to planned store closures, which will be recognized over the next two years.

For the full year 2017, we estimate capital expenditures will be approximately $125 million including investments to support our critical priorities and the Store of the Future test formats. In addition, in the third quarter of 2017, we purchased our corporate headquarters for a cash payment of approximately $132 million plus $2 million of closing costs. The purchase eliminated the liability and ongoing expenses related to the capital lease on the building.

To further our strategic direction to transform into a more services-driven platform and strengthen our core business operations, we acquired five businesses during and subsequent to the third quarter of 2017, including CompuCom. During the third quarter of 2017 and subsequent to the end of our reporting period, we acquired four small independent regional businesses in the United States. These acquisitions were not individually material and in the aggregate total costs for the transactions were approximately $100 million in cash, of which the amount paid during the third quarter of 2017 is reflected in cash flows from investing activities in the Other line item within the Condensed Consolidated Statement of Cash Flows. No additional debt obligations were acquired as part of these transactions.

In November 2017, we purchased CompuCom for approximately $940 million, which was funded with a new $750 million 5-year Term Loan Credit Agreement, approximately 44 million shares of our common stock with an approximate market value of $135 million, and approximately $55 million of cash on hand. The loans under the Term Loan Credit Agreement, which were issued with an original issue discount, at an issue price of 97.00%, bear interest at a rate per annum equal to LIBOR plus 7.00% (or an alternative base rate plus 6.00%).

The loans under the Term Loan Credit Agreement amortize quarterly beginning March 15, 2018 at the rate of $18.8 million per quarter, with the balance payable at maturity. The Term Loan Credit Agreement also requires mandatory prepayments in connection with certain asset sales, subject to certain exceptions, as well as additional mandatory prepayments from specified percentages of our excess cash flow. Additionally, the Term Loan Credit Agreement requires us to pay a prepayment fee of (a) 2.00% or (b) 1.00% if the loans thereunder are voluntarily repaid (i) on or prior to the first anniversary of the closing date of the Term Loan Credit Agreement, or (ii) after such date but on or prior to the second anniversary of the closing date of the Term Loan Credit Agreement.

The Term Loan Credit Agreement contains representations and warranties, events of default, and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on our ability to declare or pay dividends subject to compliance with an annual limit, repurchase common stock, create liens, incur additional indebtedness, make investments, dispose of assets, and merge or consolidate with any other person. In addition, a minimum liquidity maintenance covenant, requiring us and our restricted subsidiaries to retain unrestricted cash, cash equivalents, and availability under our Amended Credit Agreement in an aggregate amount of at least $400 million, will apply at any time that our senior secured leverage ratio is greater than 1.50:1.00 and be tested quarterly.

In addition to the acquisitions disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, our securities or the assumption of additional indebtedness (See Note 2 – Acquisitions to the accompanying Unaudited Consolidated Financial Statements).

In August 2016, our Board of Directors authorized increasing the current common stock repurchase program from $100 million to $250 million. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The program extends through the end of 2018 and may be suspended or discontinued at any time. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity. As of September 30, 2017, we have $84 million remaining under our common stock repurchase program for purchases in future periods. As discussed above, the Term Loan Credit Agreement significantly restricts our continued repurchase of our common stock.

In the third quarter and year-to-date 2017, we purchased approximately 4 million shares at a cost of $17 million and 8 million shares at a cost of $34 million, respectively, under the stock repurchase program.

Cash Flows

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

	Year-to-Date
(In millions)	2017	2016
Operating activities of continuing operations	$408	$447
Investing activities of continuing operations	(126)	(57)
Financing activities of continuing operations	(199)	(404)

Operating Activities of Continuing Operations

Year-to-date 2017, cash provided by operating activities of continuing operations was $408 million, compared to $447 million during the same period last year. Operating activities reflect outflows related to Merger, restructuring, and integration in 2017 and 2016. The 2016 operating activities also reflect the receipt of the $250 million Termination Fee and outflows related to Staples Acquisition activities.

Changes in net working capital and other operating activities year-to-date 2017 resulted in a $15 million use of cash compared to a use of $180 million in the same period last year. The year-to-date 2017 period reflects a lower decrease in inventory and receivables, as well as a lower decrease in accounts payable and other accrued liabilities compared to the same period of the prior year, partially offset by a greater increase in prepaid expenses and other assets. The 2016 period includes the payment of 2015 accrued incentives and payment of retention awards associated with the Staples Acquisition attempt. Working capital is influenced by a number of factors including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note 1 of the Condensed Consolidated Financial Statements.

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations was $126 million year-to-date 2017, compared to $57 million year-to-date 2016. The increase year over year reflects $42 million associated with the purchase of our leased corporate headquarters as discussed above. Capital expenditures were $92 million year-to-date 2017, compared to $71 million year-to-date 2016. Year-to-date 2017 and 2016, we received proceeds from the disposition of assets of $28 million and $8 million, respectively.

Financing Activities of Continuing Operations

Cash used in financing activities of continuing operations was $199 million year-to-date 2017, compared to $404 million year-to-date 2016. The decrease from the prior year reflects $250 million retirement of debt in 2016, a smaller repurchase of common stock for treasury and smaller net repayments on long and short-term borrowings, partially offset by $92 million of cash used to extinguish our capital lease obligation associated with the purchase of our leased corporate headquarters in 2017, and larger cash payments for dividends year-to-date 2017 compared to the same period in 2016. Year-to-date 2017, we used $34 million to repurchase common stock for treasury compared to $81 million in 2016. Net payments on long and short-term borrowings were $17 million year-to-date 2017 compared to net payments of $42 million year-to-date 2016. The year-to-date 2016 payments on long and short-term borrowings included the redemption at maturity of a 7.35% debentures totaling $18 million. We declared and paid cumulative cash dividends of $0.075 per share on our common stock for an aggregate payment of $39 million year-to-date 2017, compared to $0.025 per share in the same period last year.

Discontinued Operations

Cash provided by (used in) operating, investing and financing activities of discontinued operations is summarized as follows:

	Year-to-Date
(In millions)	2017	2016
Operating activities of discontinued operations	$10	$(113)
Investing activities of discontinued operations	(76)	(4)
Financing activities of discontinued operations	(8)	3

The change in operating cash flows of discontinued operations in 2017 compared to 2016 reflects the impact of the sale of our European Business at the end of 2016. The change in investing cash flows primarily reflect the payments in 2017 associated with the working capital adjustments related to the sale of our European Business, partially offset by funds received in 2017 from the sale of our South Korean business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2017, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2016 Form 10-K. However, the only remaining entity that represents the majority of the foreign currency risk is now being accounted for as discontinued operations.

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

Based on management’s evaluation, as of September 30, 2017, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our legal proceedings, see Note 11, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes in our risk factors from those previously disclosed in the Company’s 2016 Form 10-K.

The Acquisition of CompuCom Involves a Number of Risks, including, among others, Risks Associated with Failure to Realize Expected Benefits of the Acquisition

On November 8, 2017, we completed the acquisition of CompuCom. We entered into this transaction with the expectation that it would result in various benefits, including, among other things, expected contributions to profit and cash flows from operations, synergies, cost savings and operating efficiencies. Our ability to achieve the benefits we anticipate from the acquisition will depend in large part upon whether we are able to achieve expected cost savings, manage CompuCom’s business and execute our strategy in an efficient and effective manner. Because our business and the business of CompuCom differ, we may not be able to manage CompuCom’s business smoothly or successfully and the process of achieving expected cost savings may take longer than expected. If we are unable to successfully manage the operations of CompuCom’s business, we may be unable to realize the cost savings and other anticipated benefits we expect to achieve as a result of the acquisition. In addition, the acquisition was funded, in part, with a new $750 million term loan facility. The loans under the term loan facility amortize quarterly beginning March 15, 2018 at a rate of $18.8 million per quarter, with the balance payable at maturity in 2022. The loans under the term loan facility bear interest at a rate per annum equal to LIBOR plus 7.00% (or an alternative base rate plus 6.00%). The increase in the amount of debt on our balance sheet will result in additional interest expense. If our financial performance after the acquisition does not meet management’s current expectations, our ability to reduce our level of indebtedness may be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the third quarter of 2017, we repurchased approximately 3.9 million shares of our common stock in connection with the share repurchase program that was approved by the Board of Directors in May 2016 and amended in August 2016.

Period	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (In thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (b) (In millions)
July 2, 2017 – July 29, 2017	—	$—	—	$101
July 30, 2017 – August 26, 2017	1,104	$4.29	1,104	$96
August 27, 2017 – September 30, 2017	2,796	$4.30	2,796	$84

Total	3,900

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid.
(b)	In May 2016, our Board of Directors authorized a stock repurchase program of up to $100 million of our outstanding common stock. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. In August 2016, the Board of Directors authorized increasing the share repurchase program to $250 million. The authorization extends to the end of 2018 and may be suspended or discontinued at any time. Under our Term Loan Credit Agreement, our ability to continue to repurchase common stock is significantly restricted.

The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity.

In August 2017, the Board of Directors declared a quarterly dividend of $0.025 per share of our common stock. On September 15, 2017, a cash dividend of $0.025 per share of common stock was paid to shareholders of record at the close of business on August 25, 2017, resulting in total cash payment of $13 million. Dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Additionally, payment of dividends is permitted under our Amended Credit Agreement provided that we have the required minimum liquidity or fixed charge ratio, but may be limited if we do not meet the necessary requirements. Additionally, under our Term Loan Credit Agreement, payment of dividends is permitted subject to compliance with an annual limit.

Item 5. Other Information.

The Company expects to hold the Company’s 2018 Annual Meeting of Shareholders on or around May 4, 2018 (the “2018 Annual Meeting”), which is more than 30 days before the anniversary of the 2017 Annual Meeting of Shareholders. Any proposal submitted by a shareholder, including nominations of persons for election to the Office Depot Board of Directors, intended to be presented for consideration at the 2018 Annual Meeting must be received, according to the Company’s Amended and Restated Bylaws, by the Office Depot Corporate Secretary at Office Depot’s corporate offices, 6600 North Military Trail, Boca Raton, FL 33496, Attn: Office of the Chief Legal Officer, no earlier than January 4, 2018, and no later than 5:00p.m. (Eastern Time) on February 3, 2018. The notice in writing to be delivered to the Office Depot Corporate Secretary must comply with the provisions of Office Depot’s Amended and Restated Bylaws. Any proposal submitted outside this timeframe will not be considered timely and such business will be excluded from consideration at the 2018 Annual Meeting. For shareholders who wish to submit a proposal for consideration of inclusion in the 2018 proxy statement and presentation at the 2018 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act, such proposal must be received by the Office Depot Corporate Secretary at Office Depot’s corporate offices no later than December 9, 2017, and otherwise must comply with the Securities and Exchange Commission requirements in Proxy Rule 14a-8.

Item 6. Exhibits.

Exhibits

10.1	Office Depot, Inc. 2017 Long-Term Incentive Plan (Incorporated by reference from Exhibit 99.1 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 20, 2017).

10.2	Form of Restricted Stock Agreement (Directors) (Incorporated by reference from Exhibit 99.2 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 20, 2017)

10.3	Form of Restricted Stock Unit Agreement (Directors) (Incorporated by reference from Exhibit 99.3 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 20, 2017).

10.4	Form of Restricted Stock Unit Agreement (Executives) (Incorporated by reference from Exhibit 99.4 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 20, 2017).

10.5	Form of AOI Performance Share Award Agreement (Executives) (Incorporated by reference from Exhibit 99.5 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 20, 2017).

10.6	Form of TSR Performance Share Award Agreement (Executives) (Incorporated by reference from Exhibit 99.6 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 20, 2017).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: November 9, 2017	By:	/s/ Gerry P. Smith
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Stephen E. Hare
Stephen E. Hare
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2017	By:	/s/ Michael Rabinovitch
Michael Rabinovitch
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)