Form 10-K
period 2017-12-30
OFFICE DEPOT INC
filed 2018-02-28
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 1, 2017 (based on the closing market price on the Composite Tape on June 30, 2017) was approximately $2,895,220,325 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of Office Depot, Inc.).

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At January 27, 2018, there were 554,488,284 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

Documents Incorporated by Reference:

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Office Depot, Inc. definitive Proxy Statement for its 2018 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Act of 1934, as amended, within 120 days of Office Depot, Inc.’s fiscal year end.

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

Item 1. Business

The Company

Office Depot provides a broad selection of products and services to consumers and businesses of all sizes. We were incorporated in Delaware in 1986 and opened our first retail store in Fort Lauderdale, Florida. At December 30, 2017, we operated through three reportable segments (or “Divisions”): Retail Division, Business Solutions Division and the CompuCom Division. The CompuCom Division was formed as a result of the acquisition of CompuCom Systems, Inc. (“CompuCom”) during the fourth quarter of 2017. Following the third quarter 2016 commitment to sell substantially all of the international operations outside of North America, the business formerly reported as the International Division was reclassified to discontinued operations. We regularly evaluate the appropriateness of our reportable segments based on how we manage the business, including making decisions about allocating resources and assessing performance of the segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, our current reportable segments may change in the future.

Sales for the Divisions are processed through multiple channels, consisting of retail stores, a business to business sales force, internet sites, an inside sales organization, direct marketing catalogs and call centers, all supported by a network of supply chain facilities and delivery operations. Office Depot currently operates under several brands, including Office Depot ®, OfficeMax ®, and CompuCom ® brands and utilizes other proprietary company and product brand names, including Grand & Toy ® in Canada.

Our primary public website is www.officedepot.com. Our primary brands are discussed in the “Intellectual Property” section below.

Additional information regarding our Divisions and operations in geographic areas is presented in Part II — Item 7. “MD&A” and in Note 17, “Segment Information,” of the Consolidated Financial Statements located in Part IV — Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report.

Acquisitions

To further our transformation into a more business services-driven platform and to strengthen our core business operations, we acquired five businesses during 2017, including CompuCom, a market leading provider of award winning information technology (“IT”) services, products, and solutions to North American enterprise organizations. The other businesses acquired in August 2017 and October 2017 were four small independent regional office supply businesses in the United States. The total purchase price for these four small acquisitions was approximately $100 million, subject to certain customary post-closing adjustments, and were funded with cash on hand. The acquisitions of these four businesses will provide us with improved access to small, mid-market and large business customers in select geographic markets within the United States across a diverse assortment, including cleaning and breakroom, furniture and office supplies. The operating results of these four companies are combined with our operating results subsequent to their purchase dates, and are included in the Business Solutions Division segment.

On November 8, 2017, we completed the acquisition of CompuCom through acquiring all of their capital stock for approximately $937 million. The acquisition was funded with a new $750 million 5-year term loan facility, approximately 44 million shares of Office Depot common stock with an approximate market value of $135 million at the time of the acquisition, and approximately $52 million of cash on hand. The acquisition of CompuCom is expected to accelerate our ability to pursue topline services growth as it provides us the opportunity to offer world-class IT support services to all of our customers, including enterprise, small and medium sized businesses. The operating results of CompuCom are combined with our operating results subsequent to the purchase date, and are included in the CompuCom Division. Refer to Note 2, “Acquisitions” of the Notes to Consolidated Financial Statements for additional information.

Discontinued Operations

In September 2016, our Board of Directors committed to a plan to sell substantially all of our international operations, formerly reported as the International Division through four disposal groups (Europe, South Korea, Australia and New Zealand (“Oceania”) and mainland China).

We completed the sale of our operations in Europe (the “European Business”) to The AURELIUS Group on December 31, 2016, our business in South Korea on April 26, 2017 and our business in mainland China on July 28, 2017. We retained the sourcing and trading operations of the former International Division, which are presented as Other in Note 17, “Segment Information,” of the Consolidated Financial Statements.

In April 2017, we announced that we had entered into a definitive sale and purchase agreement to sell our businesses in Australia and New Zealand, which was subject to regulatory approval. In November 2017, the Australian Competition and Consumer Commission announced that it would not oppose the sale. However, the Commerce Commission of New Zealand filed proceedings in the High Court to enjoin the contemplated transaction. The trial date is not yet scheduled. In February 2018, we entered into an amended sale and purchase agreement with the purchaser to sell the businesses in Australia and New Zealand in two separate transactions. The sale of the business in Australia was completed on February 5, 2018. The timing of the sale of the New Zealand business is contingent on the purchaser obtaining regulatory approval, we and the purchaser remain committed to completing the sale.

Refer to Note 4, “Discontinued Operations” of the Consolidated Financial Statements for additional information.

Termination of Staples Acquisition

On February 4, 2015, we entered into a definitive merger agreement (the “Staples Merger Agreement”) with Staples, Inc. (“Staples”) under which Staples was to acquire all of our outstanding shares and we would become a wholly owned subsidiary of Staples.

On May 10, 2016, the U.S. District Court for the District of Columbia granted the United States Federal Trade Commission’s (the “FTC”) request for a preliminary injunction against the proposed acquisition, and as a result, we announced the termination of the Staples Merger Agreement. Per the terms of the termination agreement, Staples paid us a fee of $250 million in cash on May 19, 2016. Refer to Note 3, “Merger and Restructuring Activity” of the Notes to Consolidated Financial Statements for additional information.

Fiscal Year

Our fiscal year results are based on a 52- or 53-week retail calendar ending on the last Saturday in December. Fiscal year 2017 had 52 weeks and ended on December 30, 2017. Fiscal year 2016 had 53 weeks and ended on December 31, 2016, and fiscal year 2015 consisted of 52 weeks and ended on December 26, 2015. Subsidiary businesses, including CompuCom (acquired in 2017), and Grand & Toy operate on a calendar year basis; however, the reporting difference did not have a material impact in 2017 and the other periods presented.

Retail Division

The Retail Division sells a broad assortment of merchandise through our chain of office supply stores throughout the United States, Puerto Rico and the U.S. Virgin Islands. The retail stores operate under their legacy brands of Office Depot or OfficeMax, though systems, processes and offerings have converged. We currently offer products and services in the following categories: supplies, technology, and furniture and other. Refer to the “Merchandising and Services” section below for additional product information. Retail stores also offer copy, print services and tech services.

At the end of 2017, the Retail Division operated 1,378 office supply stores. The count of open stores may include locations temporarily closed for remodeling or other factors. We have a broad representation across North America with the largest concentration of our retail stores in Texas, California, and Florida. The majority of our retail stores are located in leased facilities that currently average over 20,000 square feet.

As part of the integration of the Office Depot and OfficeMax stores, we announced a real estate plan (the “Real Estate Strategy”) in 2014, which included the closure of 400 stores in North America. During the second quarter of 2016, we completed the retail store closures under this program. In execution of this strategy, we closed 51 stores in 2016, 181 stores in 2015 and 168 stores in 2014. Closures included both Office Depot and OfficeMax locations. Implementation of this strategy resulted in charges for facility closures, termination costs, and asset impairments, but also contributed to improved comparable store sales due to the consolidation of customers into fewer locations and improved operating performance of the Retail Division during these periods. In August 2016, we announced the results of a comprehensive business review (the “Comprehensive Business Review”), which, among other things, included the anticipated closing of an additional 300 stores over a three year period. Under this program, we closed 63 stores in 2017 and 72 stores in 2016 (for a total of 135 stores closed) and anticipate closing approximately 20 during 2018. However, as part of a new omni-channel strategy, we have decided to significantly slow the pace of future store closures. We will continue to re-evaluate the store closure program on an annual basis. Refer to Part II — Item 7. “MD&A” for additional information on store activity.

Concurrent with announcement of the Comprehensive Business Review, we announced the launch of our new store concept. These converted stores have been redesigned to enhance the customer experience through a curated assortment of products, better product adjacencies, easier navigation and signage and increased space dedicated to expanded services offerings. Through the end of 2017, we have converted 63 locations to this new format. During 2017, as part of our transformation into a more business services-driven platform, our new store concept continued to evolve and in February 2018, we unveiled a makeover of 14 of our stores in the Austin, Texas market, including a flagship location —“BizBox: Powered by Office Depot” — that integrates our recently launched BizBox offering into our retail locations. Our new BizBox stores combine digital services with traditional office products, and feature a new look and feel, including: an open floor plan with dedicated BizBox consulting hubs, in-store networking space, and professional tech support in a designated “Tech-Zone.” Refer to the “Merchandising and Services” discussion below for additional information about BizBox.

To better serve our customers any way they choose to shop, we have embraced an omni-channel focus in our retail, contract and direct channels. For example, we have a Buy Online-Pickup in Store offering in all locations and have added Buy Online-Ship from Store capability in almost all of our locations. These features help provide products to our customers faster and will enable us to better manage inventory across the Company. Store delivery is offered in select markets. Sales under these programs are serviced by store employees and fulfilled with store inventory and therefore are reported in the Retail Division results.

Refer to the “Supply Chain” discussion below for additional information about our supply chain network.

Business Solutions Division

The Business Solutions Division sells nationally branded and our private branded products and services to customers in the United States, Puerto Rico, U.S. Virgin Islands, and Canada. Office Depot customers are primarily served through a dedicated sales force, catalogs, telesales, and electronically through our internet sites. Refer to the “Merchandising and Services” section below for additional product information. The Business Solutions Division also offers copy and print services.

Our contract sales channel employs a dedicated inside and field sales force that services the office supply needs to a range of small, medium and large-sized businesses. Our contract business customers also include various schools and local, state and national governmental agencies. We also enter into agreements with consortiums to sell to various entities and across industries, including governmental and non-profit entities, for non-exclusive buying arrangements. Sales to our contract customers that are fulfilled by Office Depot retail locations are included in the results of our Retail Division, while honoring their contract pricing, as applicable. Migration of the legacy OfficeMax customers to Office Depot systems is substantially complete. However, a limited number of OfficeMax customer conversions will continue into early 2018.

Our direct sales channel primarily serves small- to medium-sized customers. Direct customers can order products through our public websites, from our catalogs, or by phone. Website functionality provides customers the convenience of using the loyalty program and offers suggestions by product ratings, pricing, and brand, among other features. Customer orders are fulfilled through our common supply chain; refer to the “Supply Chain” discussion below for additional information on our supply chain network.

CompuCom Division

The CompuCom Division was formed during the fourth quarter of 2017 after completion of our acquisition of CompuCom and includes all of the activities of CompuCom. CompuCom procures, installs and manages the lifecycle of hardware and software for businesses, and offers IT support services including remote help desk, data centers and on-site IT professionals to North American enterprise organizations in the United States, Canada and Costa Rica. The largest service offering is end user computing, which provides on-site services to assist corporate end users with their IT support needs. CompuCom provides a single point of contact for the management of the customers’ IT infrastructure including platform selection, provisioning, deployment and maintenance.

Supply Chain

We operate a network of distribution centers (or “DCs”) and crossdock facilities across the United States, Puerto Rico, and Canada, including the three DCs which support the operations of CompuCom. Our DCs operate to fulfill customer orders while crossdocks are smaller flow-through facilities where merchandise is sorted for distribution and shipped to fulfill the inventory needs of our retail locations. Excluding the three DCs supporting the CompuCom operations, DC and crossdock facilities’ costs, including real estate, technology, labor, depreciation and inventory are allocated to the Retail Division and Business Solutions Division based on the relative services provided. For the three DCs related to the CompuCom operations, these costs are included within the CompuCom Division.

Through the end of 2017, we have closed 15 DCs and crossdock facilities in connection with the OfficeMax merger integration. The changes to the supply chain related to the OfficeMax merger, including planned closures and system conversions, were completed in 2017.

We believe that inventory held in our DCs is at levels sufficient to meet current and anticipated customer needs. Certain purchases are sent directly from the manufacturer to our customers or retail stores. Some supply chain facilities and some retail locations also house sales offices, showrooms, and administrative offices supporting our contract sales channel.

As of December 30, 2017, we operated 51 DCs and crossdock facilities in the United States and Canada. Refer to Item 2. “Properties” for further information.

Out-bound delivery and inbound direct import operations are currently provided by third-party carriers along with our own vehicles.

Merchandising and Services

Our merchandising and services strategy is to meet our customers’ needs by offering a broad selection of branded office products, as well as our own branded products and services. The selection of our own branded products has increased in breadth and level of sophistication over time. We currently offer products under various labels, including Office Depot®, OfficeMax ®, Foray®, Ativa® , TUL®, Realspace® , WorkPro®, Brenton Studio® , Highmark®, and Grand & Toy® .

During the fourth quarter of 2017, as part of our announced transformation into a more business services-driven platform, we expanded our offerings to provide more services through a monthly subscription format. As part of this offering, we launched BizBox, a new business services platform. BizBox provides start-ups and small business entrepreneurs with access to the core services needed to start and grow their businesses through a monthly subscription. BizBox core service offerings include website hosting and design, Centriq asset management, digital and social marketing, financing and accounting, customer relationship management and human resources/payroll support. Initially offered through an integrated online platform, the BizBox business services platform was introduced into a select group of our retail stores in 2018. In addition, we offer technical services and support available from CompuCom.

We generally classify our offerings into three broad categories: (1) supplies, (2) technology, and (3) furniture and other. The supplies category includes products such as paper, writing instruments, office supplies, cleaning and breakroom items. The technology category includes products such as toner and ink, computers, tablets and accessories, printers, electronic storage, as well as IT services. The furniture and other category includes products such as desks, seating, and luggage, as well as sales in our copy and print centers. Increasingly, we are offering services along with or as part of our product sales.

Total Company sales by offering group were as follows:

	2017	2016	2015
Supplies	44.9%	45.2%	44.4%
Technology**	38.8%	38.9%	40.2%
Furniture and other	16.3%	15.9%	15.4%

	100.0%	100.0%	100.0%

**	2017 includes technology product and services sales of CompuCom since the acquisition date of November 8, 2017.

We buy substantially all of our merchandise directly from manufacturers, industry wholesalers, and other primary suppliers, including direct sourcing of our branded products from domestic and offshore sources. We also enter into arrangements with vendors that can lower our unit product costs if certain volume thresholds or other criteria are met. For additional discussion regarding these arrangements, refer to “Critical Accounting Policies” in Part II — Item 7. “MD&A.”

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

Sales and Marketing

We regularly assess consumer shopping behaviors to refine our strategy to identify and offer desired product assortment, shopping environment and purchasing methods. Identifying the most desirable and effective way to reach our customers and allowing them to shop through whichever channel they prefer will continue to be a priority in the future. These efforts have impacted the design of our new store concept, the extent, format and vehicles we use to advertise to and reach customers, our web page design, promotions and product offerings.

Our marketing programs are designed to attract and retain customers, drive frequency of customer visits, and increase customer spend in our stores and websites. We regularly advertise in major newspapers in most of our North American markets. We also advertise through local and national radio, network and cable television advertising campaigns, and direct marketing efforts, such as the internet and social networking. We have shifted a meaningful amount of our marketing efforts in recent periods to digital programs that enhance personalized offerings and promote customer satisfaction.

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

Our customer acquisition efforts regularly shift to vehicles and formats found to be most productive for reaching the targeted class of customer. We acquire customers through e-mail and social media campaigns, online affiliate connections, on-premises sales calls, outbound sales calls, and catalogs, among others. No single customer accounted for more than 10% of total sales or receivables in 2017, 2016 or 2015.

Seasonality

Our business is somewhat seasonal, with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter for the Retail and Business Solutions Divisions. The CompuCom Division generally does not experience notable seasonality. Certain working capital components may build and recede during the year reflecting established selling cycles. Business cycles can and have impacted our operations and financial position when compared to other periods.

Intellectual Property

We currently operate under the Office Depot®, OfficeMax®, CompuCom®, Grand & Toy®, as well as other brand names. We hold trademark registrations domestically and worldwide and have numerous other applications pending worldwide for the names “Office Depot,” “Ativa,” “Foray,” “Realspace,” “OfficeMax,” “TUL,” “WorkPro,” “Brenton Studio,” “Highmark” and others. As with all domestic trademarks, our trademark registrations in the United States are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks are used in the regular course of trade. We also hold issued patents and pending patent applications domestically for certain private brand products, such as shredders, binders, and writing instruments.

Industry and Competition

We operate in a highly competitive environment. Our Retail and Business Solutions Divisions compete with office supply stores, wholesale clubs, discount stores, mass merchandisers, online retailers, food and drug stores, computer and electronics superstores and direct marketing companies. These companies compete with us in substantially all of our current markets. Increased competition in the office products markets, together with increased advertising, and internet-based search tools, has heightened price awareness among end-users. Such heightened price awareness has led to sales and margin pressure on our sales of office products and has negatively impacted our results. In addition to price, we also compete based on customer service, the quality and extent of product selection and convenience. Other office supply retail companies market similarly to us in terms of store format, pricing strategy, product selection and product availability in the markets where we operate. Some of our competitors are larger than us and have greater financial resources, which provide them with greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively. We anticipate that in the future we will continue to face high levels of competition from these companies.

We believe our customer service and the efficiency and convenience for our customers from our combined contract and direct distribution channels help our Business Solutions Division to compete with other business-to-business office products distributors.

We believe our Retail Division segment competes based on convenience, location, the quality of our customer service, our store formats, the range and depth of our merchandise offering and our pricing.

The CompuCom Division operates in an environment that is highly competitive, rapidly evolving and subject to shifting client needs and expectations. We compete with companies that provide IT services and outsourcing, as well as companies that sell IT related products. We believe that the principal competitive factors in our business include technical expertise and industry knowledge, a breadth of service offerings to provide one-stop solutions to clients, a well-developed recruiting, training and retention model, responsiveness to clients’ business needs, and quality of services. We believe our CompuCom Division successfully competes based on the quality of our customer service, the range and depth of our merchandise offering and our pricing.

Employees

As of January 27, 2018, we had approximately 45,000 employees in continuing operations.

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

Office Depot continues to implement environmental programs in line with our stated environmental vision to “increasingly buy green, be green and sell green” — including environmental sensitivity in our packaging, operations and sales offerings. We have been commended for our leadership position for our facility design, recycling efforts, and ‘green’ product offerings. Additional information on our green product offerings can be found at www.officedepot.com/buygreen.

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

Additionally, our corporate governance materials, including our bylaws, corporate governance guidelines, charters of the Audit, Compensation, and Corporate Governance and Nominating Committees, and our code of ethical behavior may be found under the “Investor Relations” section of our website, www.officedepot.com.

Our Executive Officers

N. David Bleisch — Age: 58

Mr. Bleisch was appointed as our Executive Vice President, Chief Legal Officer and Corporate Secretary in September 2017. Prior to joining us, Mr. Bleisch was Senior Vice President and Chief Legal Officer for The ADT Corporation from September 2012 through May 2016, where he managed the legal, environmental, health and safety, government affairs and corporate governance matters. Prior to assuming this role, Mr. Bleisch served in several leadership roles at Tyco International before being appointed Vice President and General Counsel of Tyco Security Solutions. Before joining Tyco, Mr. Bleisch was Senior Vice President, General Counsel and Corporate Secretary of The LTV Corporation. Before LTV, Mr. Bleisch was a partner with Jackson Walker LLP.

Steve Calkins — Age: 47

Mr. Calkins was appointed as our President, Business Solutions Division in May 2017. Mr. Calkins previously served as Executive Vice President, Chief Legal Officer and Corporate Secretary from August 2016 to September 2017, and as our Executive Vice President, Contract Sales from December 2013 to August 2016, during which time he was responsible for our contract business, Canadian operations, print and services and customer service. Mr. Calkins also served as Senior Vice President, Business Solutions from April 2011 to December 2013, Vice President, Deputy General Counsel from March 2010 to April 2011, and Vice President, Associate General Counsel from February 2007 to March 2010. Between 2003 and 2007, Mr. Calkins held various leadership positions in our legal department. Before Office Depot, Mr. Calkins was an attorney with Kilpatrick Townsend & Stockton LLP.

Jerri DeVard — Age: 59

Ms. DeVard was named our Executive Vice President and Chief Customer Officer in January 2018. In this role, Ms. DeVard leads eCommerce and Customer Service functions as well as Marketing and Communications. Ms. DeVard joined us in September 2017 as Executive Vice President and Chief Marketing Officer. Prior to joining us, she was Senior Vice President and Chief Marketing Officer for The ADT Corporation (“ADT”) from April 2014 to June 2016, a global brand that is the nation’s largest security company. Prior to ADT, Ms. DeVard held various marketing leadership positions for Nokia, Verizon and Citigroup. She currently serves on the Board of Directors for Under Armour, Inc. and Cars.com.

John W. Gannfors — Age: 52

Mr. Gannfors was appointed as our Executive Vice President, Transformation, Strategic Sourcing and Supply Chain in July 2017. Previously, Mr. Gannfors served as our Executive Vice President, Transformation and Strategic Sourcing. Prior to joining us, Mr. Gannfors served as Chief Procurement Officer at Lenovo Group Limited, where he spent nearly ten years. Prior to assuming this role, Mr. Gannfors served in various leadership roles at Dell. Mr. Gannfors began his career in Product Management at Lockheed Martin’s Calcomp division, as well as Definicon Systems.

Todd Hale — Age: 45

Mr. Hale was appointed as our Executive Vice President and Chief Information Officer in August 2016. Previously, Mr. Hale served as our Senior Vice President, North American Chief Information Officer. Mr. Hale joined us in 2004 where he held several positions of increasing responsibility such as Director, IT Supply Chain Systems; Senior Director, Merchandising, Marketing and Inventory Management Systems; and Vice President, North American Chief Information Officer and Vice President of Applications Development. Prior to joining us, Mr. Hale held various IT leadership positions with the Eckerd Corporation. He began his career in retail consulting for Proctor & Gamble and Walmart.

Joseph T. Lower — Age: 51

Mr. Lower was appointed as our Executive Vice President and Chief Financial Officer in January 2018. Prior to joining us, Mr. Lower served as Vice President and Chief Financial Officer at B/E Aerospace, Inc. between November 2014 and April 2017, where he oversaw the financial related matters for the company. Prior to joining B/E Aerospace, Mr. Lower was Vice President of Business Development and Strategy for The Boeing Company, where he spent 12 years. Among other finance positions, Mr. Lower spent six years with Credit Suisse in various investment banking roles including positions in mergers and acquisitions and corporate finance. He currently serves on the Board of Directors for Forming and Machining Industries Inc.

Kevin Moffitt — Age: 44

Mr. Moffitt was appointed as our Senior Vice President, Chief Retail Officer in January 2018. Mr. Moffitt previously served as our Chief Digital Officer in 2017; Senior Vice President, eCommerce & Direct Business Unit Leader from 2016 to 2017; and as our Vice President, eCommerce Product Management and Customer Experience from 2012 to 2016. Prior to joining us, he held several leadership roles at Dillards and Crossview.

Janet Schijns — Age: 55

Ms. Schijns was appointed as our Executive Vice President, Chief Merchandising and Services Officer in January 2018. Ms. Schijns joined us in July 2017 as Senior Vice President, Chief Merchandising and Services Officer. Prior to joining us, Ms. Schijns served as Chief Channel Executive and Vice President of Verizon Business Markets from December 2016 until July 2017, Vice President Global Channels and Alliances of Verizon Enterprise Solutions (VES) from February 2016 to December 2016 and Chief Marketing Technologist and Vice President of VES from January 2012 to February 2016. Ms. Schijns also previously held several leadership roles at Motorola - Enterprise Mobility Solutions, The JS Group, Sandoz Pharmaceuticals, First Fidelity and L’Oreal. Ms. Schijns served on the board of Cloud Girls, a not-for-profit community of female technology advocates, and Verizon “WAVE” Women at Verizon.

Gerry P. Smith — Age: 54

Mr. Smith was appointed to serve as our Chief Executive Officer and director effective February 27, 2017. Prior to joining us, Mr. Smith was at Lenovo Group Limited, a $45 billion leading global technology company (“Lenovo”), since 2006. Most recently, Mr. Smith served as Executive Vice President and Chief Operating Officer of Lenovo since 2016 where he was responsible for all operations across Lenovo’s global product portfolio. Prior to assuming this role, also in 2016, Mr. Smith was Executive Vice President and President, Data Center Group. From 2015 to 2016, he served as Chief Operating Officer of the Personal Computing Group and Enterprise Business Group, and from 2013 to 2015 he served as President of the Americas. In these roles, Mr. Smith oversaw Lenovo’s fast-growing enterprise business worldwide and Lenovo’s overall business in the America’s region. Prior to that, Mr. Smith was President, North America and Senior Vice President, Global Operations of Lenovo from 2012 to 2013, and Senior Vice President of Global Supply Chain of Lenovo from 2006 until 2012 where he was responsible for end-to-end supply chain management. Prior to Lenovo, Mr. Smith held a number of executive positions at Dell Inc. from 1994 until 2006, as the company became a global leader in personal computers.

Dan Stone — Age: 42

Mr. Stone was appointed as our President, CompuCom Division in February 2018. Prior to joining us, Mr. Stone served as CEO of CompuCom from November 2016 until our acquisition of CompuCom, as well as Executive Vice President and President, End-User Enablement and Tech Zone from February 2015 to November 2016. Prior to joining CompuCom, Mr. Stone served as President and General Manager of Lenovo Latin America from 2013 to 2016. Previously, Mr. Stone served as the Chief Strategy Officer at Lenovo from 2012 to 2013, and also held roles at McKinsey & Company. Mr. Stone has been chairman of the board of directors of Powermat, a private wireless charging company since March 2017 and previously served as the board of directors observer for XTR3D, an Israeli 3D camera company, from 2011 to 2016.

Item 1A. Risk Factors.

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to us and our industry could materially impact our future performance and results. We have provided below a list of risk factors that should be reviewed when considering investing in our securities.

Risks related to our business

Our business is highly competitive and failure to adequately differentiate ourselves or respond to the decline in general office supplies sales or to shifting consumer demands could continue to adversely impact our financial performance.

The office products market is highly competitive and we compete locally, domestically and internationally with office supply resellers, including Staples, internet-based companies such as Amazon.com, mass merchandisers such as Wal-Mart and Target, wholesale clubs such as Costco, Sam’s Club and BJs, computer and electronics superstores such as Best Buy, food and drug stores, discount stores, and direct marketing companies. Many competitors have also increased their presence by broadening their assortments or broadening from retail into the delivery and e-commerce channels, while others have substantially greater financial resources to devote to sourcing, marketing and selling their products. Product pricing is also becoming ever more competitive, particularly among competitors on the internet. In order to achieve and maintain expected profitability levels, we must continue to grow by adding new customers and taking market share from competitors. In addition, consumers are utilizing more technology and purchasing less paper, ink and toner, physical file storage and general office supplies. The CompuCom Division operates in an environment that is highly competitive, rapidly evolving and subject to shifting client needs and expectations. We compete with companies that provide IT services and outsourcing, as well as companies that sell IT related products. If we are unable to: (i) provide technology solutions and services that meet consumer needs; (ii) continuously stock products that are up-to-date and among the latest trends in the rapidly changing technological environment; (iii) differentiate ourselves from other retailers who sell similar products; and (iv) effectively compete, our sales and financial performance could be negatively impacted.

Our business strategy includes making acquisitions and investments that complement our existing business. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.

Our ability to achieve the benefits we anticipate from acquisitions we make will depend in large part upon whether we are able to leverage the capabilities of the acquired companies to grow revenue across our combined organization, manage the acquired company’s business, execute our strategy in an efficient and effective manner and realize anticipated cost synergies. Because our business and the business of acquired companies may differ, we may not be able to manage the acquired company’s business smoothly or successfully and the process of achieving expected revenue growth and cost synergies may take longer than expected. If we are unable to successfully manage the operations of the acquired company’s business, we may be unable to realize the revenue growth, cost synergies and other anticipated benefits we expect to achieve as a result of the acquisition.

In addition, private companies recently acquired which were previously not subject to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), may lack certain internal controls, which could ultimately affect our ability to ensure compliance with the requirements of SOX.

Our focus on services as a strategic priority exposes us to certain risks that could have a material adverse impact on our revenue and profitability as well as our reputation.

Our transformation into a more business services-driven platform that delivers a full range of services complements our product offerings, including consultation, design, delivery, installation, set-up, protection plans, repair, and technical support. These services can differentiate us from many of our competitors and provide an opportunity to deliver superior customer service while generating additional revenue and profit. However, designing, marketing and executing these services successfully and consistently is subject to incremental risks. These risks include, for example:

•	increased labor expense to fulfill our customer promises, which may be higher than the related revenue;

•	unpredictable warranty failure rates and related expenses;

•	employees in transit using company vehicles to deliver products or services to customers; these factors may increase our scope of liability related to our employees’ actions; and

•	employees having access to customer devices, including the information held on those devices, which may increase our responsibility for the security of those devices and the data they hold.

In addition, as customers increasingly migrate to websites and mobile applications to initiate transactions, it is inherently more difficult to demonstrate and explain the features and benefits of our service offerings, which can lead to a lower revenue mix of these services. Our ability to compete successfully depends on our ability to ensure a continuing and timely introduction of innovative new products, services and technologies to the marketplace. If we are unable to pivot into a more business services-driven platform and sell innovative new products, our ability to gain a competitive advantage could be adversely affected.

Failure to execute effective advertising efforts may adversely impact our financial performance.

Effective advertising and marketing efforts play a crucial role in maintaining high customer traffic. We focus on developing new marketing initiatives and maintaining effective promotional strategies that target further growth in our business. Failure to execute effective advertising efforts to attract new customers or retain existing customers may adversely impact our financial performance.

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

We purchase products for resale under credit arrangements with our vendors and have been able to negotiate payment terms that are approximately equal in length to the time it takes to sell the vendor’s products. When the global economy is experiencing weakness as it has in the past, vendors may seek credit insurance to protect against non-payment of amounts due to them. If we continue to experience declining operating performance, and if we experience severe liquidity challenges, vendors may demand that we accelerate our payment for their products or require cash on delivery, which could have an adverse impact on our operating cash flow and result in severe stress on our liquidity. Borrowings under our existing credit facility could reach maximum levels under such circumstances, causing us to seek alternative liquidity measures, but we may not be able to meet our obligations as they become due until we secure such alternative measures.

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

Economic and civil unrest in areas of the world where we source products, as well as shipping and dockage issues, could adversely impact the availability or cost of our products, or both. Most of our goods imported to the U.S. arrive from Asia through ports located on the U.S. west coast and we are therefore subject to potential disruption due to labor unrest, security issues or natural disasters affecting any or all of these ports. In addition, in recent years, we have substantially increased the number and types of products that we sell under our own brands including Office Depot®, OfficeMax ® and other proprietary brands. While we have focused on the quality of our proprietary branded products, we rely on third-parties to manufacture these products. Such third-party manufacturers may prove to be unreliable, the quality of our globally sourced products may vary from our expectations and standards, such products may not meet applicable regulatory requirements which may require us to recall those products, or such products may infringe upon the intellectual property rights of third-parties. Moreover, as we seek indemnities from the manufacturers of these products, the uncertainty of realization of any such indemnity and the lack of understanding of U.S. product liability laws in certain foreign jurisdictions make it more likely that we may have to respond to claims or complaints from our customers.

A downgrade in our credit ratings or a general disruption in the credit markets could make it more difficult for us to access funds, refinance indebtedness, obtain new funding or issue securities.

While Merger- and restructuring-related costs have been significant between 2013 and 2017, historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide the liquidity we need to operate our business. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through new store openings, capital improvements and acquisitions. Deterioration in our financial results or the impact of significant Merger, integration and restructuring costs could negatively impact our credit ratings, our liquidity and our access to the capital markets. If we need to refinance all or a portion of that indebtedness, there is no assurance that we will be able to secure such refinancing at the same or more favorable terms than the terms of our existing indebtedness.

Covenants in our credit facility and term loan could adversely impact our operations.

Our asset-based credit facility contains a fixed charge coverage ratio covenant that is operative only when borrowing availability is below $125 million or prior to a restricted transaction, such as incurring additional indebtedness, acquisitions, dispositions, dividends, or share repurchases if we do not have the required liquidity. The agreement governing our credit facility (the “Amended Credit Agreement” as defined in Note 8, “Debt,” of the Consolidated Financial Statements) also contains representations, warranties, affirmative and negative covenants, and default provisions. A breach of any of these covenants could result in a default under our Amended Credit Agreement. Upon the occurrence of an event of default under our Amended Credit Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, we may not have sufficient assets to repay our asset based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Acceleration of our obligations under our credit facilities would permit the holders of our other material debt to accelerate their obligations.

In addition, the CompuCom acquisition was funded, in part, with a new $750 million term loan facility. This Term Loan Credit Agreement (as defined in Note 8, “Debt,” of the Consolidated Financial Statements) contains representations and warranties, events of default, and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends subject to compliance with an annual limit, repurchase common stock, create liens, incur additional indebtedness, make investments, dispose of assets, and merge or consolidate with any other person. In addition, a minimum liquidity maintenance covenant, requiring us and our restricted subsidiaries to retain unrestricted cash, cash equivalents, and availability under our Amended Credit Agreement in an aggregate amount of at least $400 million, will apply at any time that our senior secured leverage ratio is greater than 1.50:1.00 and will be calculated quarterly. As of December 30, 2017, our leverage ratio was 1.16:1.00.

We have incurred significant impairment charges and we continue to incur impairment charges.

We regularly assess past performance and make estimates and projections of future performance at an individual store level. Reduced sales, our shift in strategy to be less price promotional, as well as competitive factors and changes in consumer spending habits resulted in a downward adjustment of anticipated future cash flows for the individual stores that resulted in the impairment. We foresee challenges in the market and economy that could adversely impact our operations. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if we commit to a more aggressive store downsizing strategy, including allocating capital to further modify store formats, additional impairment charges may result. We have also recognized non-cash asset impairment charges from the abandonment of assets identified as not to be used in the post-Merger organization and from certain lease-related intangible assets that were deemed unrecoverable based on the Comprehensive Business Review. Additional asset impairments may be recognized based on future decisions and conditions.

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

As part of the sale of our business in Europe, we have retained responsibility for the defined benefit plan covering certain employees in the United Kingdom. While the plan was in a net asset position at the end of the year 2017, changes in assumptions and actual experience could result in that plan being considered underfunded in the future. Additionally, we have agreed to make contributions to the plan as required by the trustees. Financial performance of the plan and future valuation assumptions could materially change the expected payments. In addition, as part of the sale transaction, the purchaser shall indemnify and hold us harmless in connection with any guarantees in place as of September 23, 2016, and given by us in respect of the liabilities or obligations of the European Business. Further, if the purchaser wishes to terminate any such guarantee or cease to comply with any underlying obligation which is subject to such a guarantee, the purchaser shall obtain an unconditional and irrevocable release of the guarantee. However, we are contingently liable in the event of a breach by the purchaser of any such obligation.

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

Our tax rate is derived from a combination of applicable tax rates in the various domestic and international jurisdictions in which we operate. While we have disposed of the majority of our international businesses and are actively marketing for sale other international businesses, we remain subject to international taxes in other businesses. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in these jurisdictions, our overall tax rate may fluctuate significantly from other companies or even our own past tax rates. In addition, changes in applicable U.S. or foreign tax laws and regulations, including the recently enacted Tax Cuts and Jobs Act, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense and profitability. At any given point in time, we base our estimate of an annual effective tax rate upon a calculated mix of the tax rates applicable to us and to estimates of the amount of income likely to be generated in any given geography. The loss of or modification to one or more agreements with taxing jurisdictions, whether as a result of a third party challenge, negotiation, or otherwise, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate, changes in valuation allowances, or adverse outcomes from the tax audits that regularly are in process in any of the jurisdictions in which we operate could result in substantial volatility, including an unfavorable change in our overall tax rate and/or our effective tax rate.

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

Circumstances outside of our control could negatively impact anticipated store openings, joint ventures and strategic alliances. We cannot provide assurance that our new store openings, including some newly sized or formatted stores or retail concepts, will be successful. There may be unintended consequences of adding joint venture, strategic alliances and franchising partners to the Office Depot model, such as the potential for compromised operational control in certain countries and inconsistent international brand image. These joint venture, strategic alliances and franchise arrangements may also add complexity to our processes, and may require unanticipated operational adjustments in the future that could adversely impact our business and results of operations.

Our international operations subject us to risks as foreign currency fluctuations, potential unfavorable foreign trade policies or unstable political and economic conditions.

Until the disposition of our international business operations is complete, we remain subject to various international risks. Additionally, we have operations in Canada, Mexico, India and certain global sourcing operations in Asia. Sales from our operations outside the U.S. are denominated in local currency, which must be translated into U.S. dollars for reporting purposes and therefore our consolidated earnings can be significantly impacted by fluctuations in world currency markets. We are required to comply with multiple foreign laws and regulations that may differ substantially from country to country, requiring significant management attention and cost. In addition, the business cultures in certain areas of the world are different than those that prevail in the U.S., and we may be at a competitive disadvantage against other companies that do not have to comply with standards of financial controls or business integrity that we are committed to maintaining as a U.S. publicly traded company.

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

Increases in wage and benefit costs, changes in laws and other labor regulations could impact our financial results and cash flow.

Our expenses relating to employee labor, including employee health benefits, are significant. Our ability to control our employee and related labor costs is generally subject to numerous external factors, including prevailing wage rates, recent legislative and private sector initiatives regarding healthcare reform, and adoption of new or revised employment and labor laws and regulations. Unfavorable changes in employee and related labor costs could have a material adverse effect on our financial results and cash flow.

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

During the third quarter of 2017, the south-central and southeast areas of the United States, as well as Puerto Rico and the U.S. Virgin Islands, were impacted by three powerful hurricanes that disrupted normal operations at some of our retail stores and impacted sales in our Business Solutions Division. While most of these stores have resumed operations, many of these stores continue to be impacted by the hurricanes, either as a result of damage incurred, or they are experiencing declines in customer traffic driven by reduced hours and disrupted shopping patterns in those areas.

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

Our failure to effectively manage our real estate portfolio may negatively impact our operating results.

Effective management of our real estate portfolio is critical to our omni-channel strategy. Most of our properties are subject to long term leases. As such, it is essential that we effectively evaluate a range of factors that may influence the success of our long term real estate strategy. Such factors include but are not limited to:

•	changing patterns of customer consumption and behavior, particularly in light of an evolving omni-channel environment;

•	the appropriate number of stores in our portfolio;

•	the formats and sizes of our stores;

•	the locations of our stores;

•	the interior layouts of our stores;

•	the trade area demographics and economic data of each of our stores;

•	the local competitive positioning in and around our stores;

•	the primary term lease commitment for each store;

•	the long-term lease option coverage for each store;

•	the occupancy cost of our stores relative to market rents;

•	our supply chain network strategy; and

•	our ongoing network of service locations.

If we fail to effectively evaluate these factors or negotiate appropriate terms or if unforeseen changes arise, the consequences could include, for example:

•	having to close stores and abandon the related assets, while retaining the financial commitments of the leases;

•	incurring significant costs to remodel or transform our stores;

•	having stores, supply chain or service locations that no longer meet the needs of our business; and

•	bearing excessive lease expenses.

These consequences could have a materially adverse impact on our profitability, cash flows and liquidity.

For leased property, the financial impact of exiting a location can vary greatly depending on, among other factors, the terms of the lease, the condition of the local real estate market, demand for the specific property, our relationship with the landlord and the availability of potential sub-lease tenants. It is difficult for us to influence some of these factors, and the costs of exiting a property can be significant. In addition to rent, we are still responsible for the maintenance, taxes, insurance and common area maintenance charges for vacant properties until the lease commitment expires or is terminated. Similarly, when we enter into a contract with a tenant to sub-lease property, we usually retain our obligations as the master lessor. This leaves us at risk for any remaining liability in the event of default by the sub-lease tenant.

There can be no assurance that we will pay cash dividends.

Our Board of Directors has authorized a quarterly dividend program. Decisions regarding dividends are within the discretion of the Board of Directors, and will be influenced by a number of factors, including general business and economic conditions, our financial condition, operating results and restrictions imposed by our debt agreements, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Changes in, or the elimination of dividends could have an adverse effect on the price of our common stock.

Our stock price has been and may continue to be subject to volatility, shareholders could incur substantial losses of any investment in our stock.

Our stock price has experienced volatility over time and this volatility may continue, in part due to factors mentioned in this Item 1A. The price of common stock is subject to sudden and material increases and decreases, any decrease could adversely affect shareholder confidence and the price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 30, 2017, our wholly-owned entities operated, as part of continuing operations, in the following locations:

STORES

Retail and CompuCom Divisions

State	#	State	#
UNITED STATES:
Alabama	27	Montana	4
Alaska	5	Nebraska	9
Arizona	35	Nevada	21
Arkansas	12	New Jersey	6
California	141	New Mexico	11
Colorado	45	New York	17
District of Columbia	1	North Carolina	51
Florida	151	North Dakota	4
Georgia	60	Ohio	49
Hawaii	9	Oklahoma	17
Idaho	8	Oregon	22
Illinois	57	Pennsylvania	19
Indiana	24	Puerto Rico	11
Iowa	9	South Carolina	20
Kansas	11	South Dakota	3
Kentucky	16	Tennessee	33
Louisiana	37	Texas	168
Maine	1	Utah	12
Maryland	18	U.S. Virgin Islands	2
Massachusetts	5	Virginia	38
Michigan	38	Washington	38
Minnesota	34	West Virginia	5
Mississippi	19	Wisconsin	34
Missouri	35	Wyoming	2

		TOTAL	1,394

The supply chain facilities which we operate in the United States support our Retail, Business Solutions and CompuCom Divisions and the facilities in Canada support our Business Solutions and CompuCom Divisions. The following tables set forth the locations of our principal supply chain facilities as of December 30, 2017.

DCs and Crossdock Facilities (United States)

	#	State	#
Arizona	1	Maine	1
California	4	Minnesota	1
Colorado	1	Mississippi	1
Florida	3	New Jersey	1
Georgia	2	Ohio	3
Hawaii	4	Pennsylvania	2
Idaho	2	Puerto-Rico	1
Illinois	2	Texas	3
Kansas	1	Washington	2
		Wisconsin	5

		TOTAL	40

DCs and Crossdock Facilities (Canada)

Country	#
Canada	11

Our corporate offices in Boca Raton, FL and Fort Mill, SC consist of approximately 625,000 square feet and 152,000 square feet of office space, respectively. These facilities are considered to be in good condition, adequate for their purpose and suitably utilized according to the individual nature and requirements of the relevant operations. Although we currently own our corporate office in Boca Raton, FL, as well as a small number of our retail store locations, most of our facilities are leased or subleased.

Item 3. Legal Proceedings.

For a description of our legal proceedings, refer to Note 16, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP.

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock and cash dividends paid. These stock prices do not include retail mark-ups, markdowns or commission.

	Sales Price		Cash Dividends
	High	Low
52 weeks year ended December 30, 2017
First Quarter	$4.95	$4.15	$0.025
Second Quarter	$5.76	$4.58	$0.025
Third Quarter	$6.26	$3.95	$0.025
Fourth Quarter	$4.65	$2.97	$0.025

53 weeks year ended December 31, 2016
First Quarter	$7.20	$4.83	$—
Second Quarter	$7.91	$3.18	$—
Third Quarter	$3.86	$3.11	$0.025
Fourth Quarter	$5.22	$3.01	$0.025

Holders

As of the close of business on January 26, 2018, there were 8,753 holders of record of our common stock. The last reported sale price of the common stock on the NASDAQ on January 26, 2018 was $3.43.

Cash Dividend

Any decision to pay future cash dividends will be at the direction of the Board of Directors and will depend on our operating results, earnings, financial condition and other factors. Payment of dividends are permitted under our existing term loan facility up to the lesser of $70 million or $0.10 per share per calendar year, and are also permitted under our existing credit facilities if we continue to meet the minimum liquidity or fixed charge ratio but may be limited if we do not meet the necessary requirements.

Issuer Purchase of Equity Security

In May 2016, our Board of Directors authorized a stock repurchase program of up to $100 million of our outstanding common stock. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. In August 2016, the Board of Directors authorized increasing the share repurchase program to $250 million of our outstanding common stock. The authorization extends to the end of 2018 and may be suspended or discontinued at any time. The Term Loan Credit Agreement contains certain restrictions on our ability to repurchase our common stock which we expect to significantly limit our ability to repurchase our common stock in 2018.

The following table summarizes our common stock repurchases during the fourth quarter of 2017.

Period	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (In thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (In millions)
October 1 — October 28, 2017	3,885	$3.86	3,885	$69
October 29 — November 25, 2017	2,024	$3.32	2,024	$62
November 26 — December 30, 2017	—	$—	—	$62

Total	5,909

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid.

The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity.

We purchased approximately 2 million, 2 million, 4 million and 6 million shares during the first, second, third and fourth quarters of fiscal 2017, respectively, at an average weighted price of $4.11 per common share. For the year 2017, we purchased approximately 14 million common shares for total consideration of $56 million. At December 30, 2017, approximately $62 million remains available for additional purchases under the approved program.

Office Depot Stock Comparative Performance Graph

The information contained in this Office Depot Comparative Performance Graph section shall not be deemed to be filed as part of this Annual Report and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate the graph by reference.

The following graph below compares the five-year cumulative total shareholder return on our common stock with the cumulative total returns of the Standard & Poor’s 500 Index (“S&P 500”) of which we are component and the Standard & Poor’s Specialty Stores Index (“S&P Specialty Stores”) of which we are also a component.

The graph assumes an investment of $100 at the close of trading on December 29, 2012 the last trading day of fiscal year 2012, in our common stock, the S&P 500 and the S&P Specialty Stores.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Office Depot, Inc., the S&P 500 Index

and the S&P Specialty Stores Index

*$100 invested on 12/29/12 in stock or 12/31/12 in index, including reinvestment of dividends.

Indexes calculated on month-end basis.

Copyright© 2018 Standard & Poor’s, a division of S&P Global. All rights reserved.

	12/29/12	12/28/13	12/27/14	12/26/15	12/31/16	12/30/17
Office Depot, Inc.	100.00	158.72	270.34	171.25	139.89	112.23
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P Specialty Stores	100.00	137.93	153.02	128.64	129.35	129.65

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 30, 2017. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Part IV — Item 15. “Exhibits and Financial Statement Schedules” and Part II — Item 7. “MD&A” of this Annual Report.

We have accounted for actual and planned disposition of substantially all of the business formerly presented as the International Division as discontinued operations in all periods. We have included the amounts associated with our acquired businesses from their dates of acquisition.

(In millions, except per share amounts and statistical data)	2017(1)	2016(2)	2015	2014	2013(6)
Statements of Operations Data:
Sales	$10,240	$11,021	$11,727	$12,710	$8,246
Net income (loss) from continuing operations (2)((3)(4)(5)(6)	$146	$679	$92	$(293)	$(251)
Discontinued operations, net of tax	$35	$(150)	$(84)	$(59)	$231
Net income (loss)	$181	$529	$8	$(352)	$(20)
Net income (loss) attributable to Office Depot, Inc. (2)((3)(4)(5)(6)	$181	$529	$8	$(354)	$(20)
Net income (loss) available to common shareholders (2)((3)(4)(5)(6)	$181	$529	$8	$(354)	$(93)
Net earnings (loss) per share:
Basic earnings (loss) per common share:
Continuing Operations	$0.28	$1.26	$0.17	$(0.55)	$(1.02)
Discontinued Operations	$0.07	$(0.28)	$(0.15)	$(0.11)	$0.73

Net basic earnings (loss) per share	$0.35	$0.98	$0.01	$(0.66)	$(0.29)

Diluted earnings (loss) per common share:
Continuing Operations	$0.27	$1.24	$0.16	$(0.55)	$(1.02)
Discontinued Operations	$0.06	$(0.27)	$(0.15)	$(0.11)	$0.73

Net diluted earnings (loss) per share	$0.34	$0.96	$0.01	$(0.66)	$(0.29)

Cash dividends declared per common share	$0.10	$0.05	$—	$—	$—
Statistical Data:
Facilities open at end of period:
United States:
Retail and technology stores	1,394	1,441	1,564	1,745	1,912
Distribution centers and crossdock facilities	40	28	33	66	81
Other(7) :
Office supply stores	—	—	—	—	19
Distribution centers and crossdock facilities	11	10	12	12	10
Total square footage — Retail and CompuCom Divisions (in millions)	31.1	32.4	35.4	39.6	43.6
Percentage of sales by segment:
Retail Division	48.5%	50.8%	51.2%	52.0%	56.3%
Business Solutions Division	49.9%	49.0%	48.7%	47.9%	43.6%
CompuCom Division(1)	1.5%	—	—	—	—
Other	0.1%	0.2%	0.1%	0.1%	0.1%
Balance Sheet Data:
Total assets	$6,323	$5,540	$6,442	$6,757	$7,365
Long-term debt, net of current maturities	936	358	628	662	681

(1)

During fiscal year 2017, we acquired five businesses, including CompuCom. In August 2017 and October 2017, we acquired four small independent regional office supply businesses in the United States. The CompuCom acquisition occurred on November 8, 2017. The operating results of these companies are combined with our operating results subsequent to their purchase dates. Sales in 2017 include $205 million from these acquisitions. Additionally, fiscal year 2017 Net income, Net income attributable to Office Depot, Inc., and Net income available to common shareholders include $4 million of asset impairment charges and $94 million expense of merger and restructuring expenses. Refer to Part II — Item 7. “MD&A” and Note 2. “Acquisitions,” of the Consolidated Financial Statements located in Part IV — Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report for additional information.

(2)	Includes 53 weeks in accordance with our 52 — 53 week reporting convention.

(3)

Fiscal year 2016 Net income (loss), Net income attributable to Office Depot, Inc., and Net income available to common shareholders include $15 million of asset impairment charges, $80 million income of merger and restructuring expenses, including $250 million received from Staples as the Termination Fee, $15 million of loss on extinguishment of debt, and the reversal of $382 million of valuation allowances on deferred tax assets. Refer to Part II — Item 7. “MD&A” for additional information.

(4)

Fiscal year 2015 Net income (loss), Net income attributable to Office Depot, Inc., and Net income available to common shareholders include $13 million of asset impairment charges and $242 million of merger and restructuring expenses. Refer to Part II — Item 7. “MD&A” for additional information.

(5)

Fiscal year 2014 Net income (loss), Net income attributable to Office Depot, Inc., and Net income available to common shareholders include $56 million of asset impairment charges, $334 million of merger and restructuring expenses, and $81 million of Legal accrual. Refer to Part II — Item 7. “MD&A” for additional information.

(6)

On November 5, 2013, we merged with OfficeMax. Statement of operations data and percentage of sales by segment include OfficeMax’s results from the merger date through December 28, 2013. Balance sheet and facilities data include OfficeMax data as of December 28, 2013. Sales in 2013 include $846 million from OfficeMax operations. Additionally, fiscal year Net income (loss), Net income attributable to Office Depot, Inc., and Net income available to common shareholders includes $26 million of asset impairment charges, and $179 million of merger and restructuring expenses, net. Net income (loss) available to common shareholders includes $45 million of dividends related to the redemption of the redeemable preferred stock.

(7)

Includes Canadian office supply stores, distribution centers and crossdock facilities. Fiscal year 2013 includes 19 stores in Canada operated by our Business Solutions Division. These Canadian stores were closed in 2014.

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

RESULTS OF OPERATIONS

OVERVIEW

The Company

Our business is comprised of three reportable segments (or “Divisions”) at year end 2017. The Retail Division includes our retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, print, cleaning, breakroom and facilities products, and office furniture. Stores also have a copy and print center offering printing, reproduction, mailing and shipping. The Business Solutions Division sells office supply products and services in the United States, Puerto Rico, U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through dedicated sales forces, through catalogs, telesales, and electronically through our internet sites. The CompuCom Division consists of CompuCom Systems, Inc. (“CompuCom”) and was formed during the fourth quarter of 2017 after the acquisition of CompuCom. CompuCom Division sells information technology (IT) outsourcing services and products to North American enterprise organizations in the United States, Canada and Costa Rica, and offers a broad range of solutions that includes end user computing (tablets, smartphones, laptops and desktops), data center management, service desk, network infrastructure and IT workforce solutions. CompuCom Division customers are served through dedicated IT service and sales representatives, telesales, and electronically through our internet sites.

Acquisitions

To further our strategic direction to transform into a more services-driven platform and strengthen our core business operations, we acquired five businesses during 2017.

On November 8, 2017, we completed the acquisition of CompuCom. We acquired all of the capital stock of CompuCom for approximately $937 million, funded with a new $750 million 5-year term loan facility, approximately 44 million shares of Office Depot common stock with an approximate market value of $135 million, and approximately $52 million of cash on hand. CompuCom procures, installs and manages the lifecycle of hardware and software for businesses, and offers IT support services including remote help desk, data centers and on-site IT professionals. The acquisition of CompuCom is expected to accelerate our ability to pursue topline growth as it provides the opportunity to offer world class IT support services to all of our customers, including enterprise, small and medium sized businesses. The operating results of CompuCom have been combined with our operating results subsequent to the purchase date and are included in the new CompuCom Division. Refer to Note 2. “Acquisitions,” in Notes to the Consolidated Financial Statements for additional information.

In August 2017 and October 2017, we acquired four small independent regional businesses. The total costs for these acquisitions were approximately $100 million, subject to certain customary post-closing adjustments. The transactions were funded with cash on hand. The acquisitions will provide us with improved access to small, mid-market and large business customers in select geographic markets within the United States across a diverse assortment, including cleaning and breakroom, furniture and office supplies. The operating results of these companies are combined with our operating results subsequent to their purchase dates, and are included in the Business Solutions Division segment.

Disposition of the International Division — Discontinued Operations

In September 2016, our Board of Directors committed to a plan to sell substantially all of our international operations, formerly reported as the International Division through four disposal groups (Europe, South Korea, Australia and New Zealand (“Oceania”) and mainland China).

On December 31, 2016, we completed the sale of our business operation in Europe (the “European Business”) to The AURELIUS Group (the “Purchaser”) and recorded a pre-tax loss on sale of $108 million in 2016. We recorded approximately $8 million of additional costs associated with the sale during 2017. We retained the assets and obligations of a frozen defined benefit pension plan in the United Kingdom. As part of the sales and purchase agreement, approximately $70 million was accrued at December 31, 2016, under a working capital adjustment provision, of which $35 million was paid during the first quarter of 2017 and an additional $37 million was paid to the Purchaser during the third quarter of 2017, which included approximately $2 million related to a change in the foreign currency rate and accrued interest on the unpaid portion.

We completed the sale of our business in South Korea on April 26, 2017, and recognized a pre-tax gain on the sale of $12 million. Additionally, we completed the sale of our business in mainland China on July 28, 2017, and recognized a cumulative loss of $9 million associated with the sale, of which $10 million was recognized in the first half of 2017 and was partially offset by a $1 million gain recognized at the time of sale. We retained the sourcing and trading operations of the former International Division, which are presented as Other in Note 17. “Segment Information,” in Notes to Consolidated Financial Statements.

In April 2017, we announced that we had entered into a definitive sale and purchase agreement to sell our businesses in Australia and New Zealand, which was subject to regulatory approval. In November 2017, the Australian Competition and Consumer Commission announced that it would not oppose the sale, however, the Commerce Commission of New Zealand filed proceedings in the High Court to enjoin the contemplated transaction. The trial date is not yet scheduled. As a result of the delay in gaining regulatory approval in New Zealand, we entered into an amended sale and purchase agreement in February 2018 with the purchaser to sell the businesses in Australia and New Zealand in two separate transactions. The sale of the business in Australia was completed on February 5, 2018. While the timing of the sale of the New Zealand business is contingent on the purchaser obtaining regulatory approval, the purchaser and we remain committed to completing the sale of New Zealand as soon as possible.

Refer to Note 4. “Discontinued Operations,” in Notes to Consolidated Financial Statements for additional information.

Staples Acquisition

On February 4, 2015, we entered into a merger agreement (the “Staples Merger Agreement”) with Staples, Inc (“Staples”), under which Staples would acquire all of our outstanding shares and we would become a wholly-owned subsidiary of Staples.

On May 10, 2016, the U.S. District Court for the District of Columbia granted the FTC’s request for a preliminary injunction against the proposed acquisition, and as a result, the companies terminated the Staples Merger Agreement on May 16, 2016. Pursuant to the terms of the termination agreement, Staples paid us a termination fee of $250 million in cash (the “Termination Fee”) on May 19, 2016. The Termination Fee more than offset the expenses we incurred during the protracted approval consideration process, but not necessarily the business disruption impacts.

Refer to Note 3. “Merger and Restructuring Activity” in Notes to the Consolidated Financial Statements for additional information.

Restructuring Activity

During 2017, we announced a multi-year strategic transformation to pivot from a traditional office product retailer to a broader omni-channel business services, product and technology provider which included the acquisition of CompuCom. As part of the new strategy, we will expand our technology and business service offerings and accelerate the offering of new subscription-based services, including expanding our service offering to address the needs of small businesses. As part of this multi-year strategic shift, we anticipate incurring additional costs over the next few years including professional fees, severance and other related cost.

In August 2016, we announced the results of a comprehensive business review (the “Comprehensive Business Review”), which, among other things, included the planned closure of 300 retail stores in North America over a three-year period, and to lower operating and general and administrative expenses through efficiencies and organizational optimization. However, as part of a new omni-channel strategy, we have decided to significantly slow the pace of future store closures. We will continue to re-evaluate store closure programs on an annual basis.

OfficeMax merger

On November 5, 2013, we finalized our merger with OfficeMax. As part our merger with OfficeMax, we initiated various merger integration activities. During 2016, we completed a retail store closure program totaling 400 locations during 2014 to 2016. During 2017, we completed changes to our supply chain network related to the OfficeMax merger. In addition, all of our retail stores have been converted to common point of sale systems, we successfully launched a co-branded public website (www.officedepot.com), combined operating support functions, transitioned most contract customers from the OfficeMax to the Office Depot platform, and identified customer preferences and developed methods to service their needs. The Business Solutions customer migrations followed the completion of the supply chain integration and was substantially completed at the end of 2017, with some activity anticipated in early 2018. We estimate we have achieved over $750 million in annual run rate synergy benefits from the OfficeMax integration through the end of 2017.

Continuing Operations

A summary of certain factors impacting our operating results from continuing operations for the 52-week period ended December 30, 2017 (also referred to as “2017”) and the 53-week period ended December 31, 2016 (also referred to as “2016”) is provided below.

Sales reported for 2017 compared to the prior year were negatively affected by retail store closures and declining comparable store sales in the Retail Division. Sales in our Business Solutions Division were negatively impacted by continuing competitive pressures and the continued impact of prior period customer losses as a result of the Staples Merger disruption. The CompuCom Division includes the operating results of CompuCom since our acquisition on November 8, 2017. Additionally, the impact of one less week in 2017 compared to 2016 resulted in lower total Company sales and operating income of approximately $143 million and $15 million, respectively.

During the third quarter of 2017, the south-central and southeast areas of the United States, as well as Puerto Rico and the U.S. Virgin Islands, were impacted by three powerful hurricanes that disrupted normal operations at approximately 220 of our retail stores and impacted sales in our Business Solutions Division. While nearly all of these stores have resumed operations, some of these stores continue to be impacted by the hurricanes, either as a result of damage incurred, or as a result of declining customer traffic driven by reduced hours and disrupted shopping patterns in those areas.

(In millions)	2017	2016	Change
Sales
Retail Division	$4,962	$5,603	(11)%
Change in comparable store sales			(5)%
Business Solutions Division	5,108	5,400	(5)%
Change in constant currencies			(6)%
CompuCom Division **	156	—	N/A
Other	14	18	(22)%

Total	$10,240	$11,021	(7)%

**	We formed the CompuCom Division as a result of our acquisition of CompuCom on November 8, 2017. The 2017 amount represents sales from the acquisition date of November 8, 2017 through the end of fiscal 2017.

Other Significant Factors Impacting Total Company Results and Liquidity

•

Gross margin rate decreased 54 basis points in 2017 compared to 2016, with decreases in both the Retail Division and the Business Solutions Division partially offset by the impact of the acquisition of CompuCom during 2017. The decrease in gross margin rate is primarily due to store and supply chain costs deleverage on lower sales.

•

Total Company Selling, general and administrative expenses decreased in 2017 compared to 2016, reflecting the closure of stores in North America, lower payroll and advertising expenses, operational efficiencies and synergies, partially offset by higher expenses related to the five business acquisitions in 2017. As a percentage of sales, total Selling, general and administrative expenses decreased in 2017 compared to 2016 by 60 basis points.

•

We recorded $94 million of Merger and restructuring expenses, net, in 2017, compared to $80 million of Merger and restructuring income, net in 2016. Merger and restructuring expense in 2017 includes $17 million of transaction and integration related costs associated with our acquisition of CompuCom and the other businesses in 2017, $25 million of expenses related to continued OfficeMax merger activities and $52 million of expenses associated with restructuring activities. The 2016 Merger and restructuring income, net includes $250 million of income related to the Termination Fee payment received from Staples during the period. Additional integration and restructuring expenses are expected to be incurred in future periods. Refer to Note 3. “Merger and Restructuring Activity” in the Notes to the Consolidated Financial Statements for additional information.

•

The effective tax rate for 2017 was 51%, primarily impacted by the reduction in the statutory effective Federal rate from 35% to 21% which caused a non-cash charge of $68 million, partially offset by the reversal of $42 million of our U.S. federal and state valuation allowance on deferred tax assets, as we concluded that it was more likely than not that a benefit from the related deferred tax assets would be realizable.

•	Diluted earnings per share from continuing operations was $0.27 in 2017 compared to $1.24 in 2016.

•	Diluted earnings per share from discontinued operations was $0.06 in 2017 compared to a loss of $0.27 in 2016.

•	Net diluted earnings per share was $0.34 in 2017 compared to $0.96 in 2016.

•

At December 30, 2017, we had $622 million in cash and cash equivalents and $922 million available under the Amended Credit Agreement. Cash provided by operating activities of continuing operations was $467 million for 2017 compared to $492 million for 2016. Fiscal 2016 cash provided by operating activities of continuing operations includes the $250 million Termination Fee payment received from Staples.

•

During 2017, we paid quarterly cash dividends on our common stock of $0.025 per share resulting in total cash payments of $53 million. During 2016, we paid a cash dividend on our common stock of $0.025 per share in both the third and fourth quarters of 2016, resulting in an aggregate cash payment during 2016 of $26 million.

•	During 2017, we entered into a $750 million term loan credit agreement associated with our acquisition of CompuCom.

•

During 2016, we redeemed the $250 million, 9.75% senior secured notes due 2019 at a price equal to 104.875% of the principal amount for a total consideration of $262 million plus accrued interest of $12 million. The premium paid, along with the expensing of remaining unamortized issue costs, resulted in a $15 million loss on extinguishment of debt.

•

During 2017, we purchased approximately 14 million shares of Office Depot common stock under our share repurchase program, returning $56 million to shareholders. During 2016, we purchased 37 million shares of Office Depot common stock under our share repurchase program.

•	Fiscal years 2017 and 2015 includes 52 weeks, while fiscal year 2016 includes 53 weeks, with a 14-week fourth quarter.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

RETAIL DIVISION

(In millions)	2017	2016	2015
Sales	$4,962	$5,603	$6,004
% change	(11)%	(7)%	(8)%
Division operating income	$254	$299	$310
% of sales	5%	5%	5%
Comparable store sales (decline)	(5)%	(2)%	—%

Sales in our Retail Division decreased 11%, 7% and 8% in 2017, 2016 and 2015, respectively and all three years were impacted by store closures. The sales decline in 2017 was due to a 5% decrease in sales associated with store closures as well as a 5% decline in comparable store sales and by approximately $87 million of lower sales or approximately 2% due to 2016 having a 53rd week. Sales in 2017 were also negatively impacted by sales disruption associated with the three hurricanes discussed above. The sales decline in 2016 was due to 6% decrease in sales associated with store closures as well as a 2% decline in comparable sales, partially offset by a higher level of sales due to the 53rd week. The sales decline during 2015 was largely due to our store closure program.

Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are largely non-comparable clearance activity. Stores are also removed from the comparable store sales calculation during periods of store remodeling, store closures due to hurricanes or natural disasters, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods, but may differ from measures used by other companies.

Comparable store sales in 2017 decreased 5%, reflecting lower store traffic, transaction counts and average order values, partially offset by an improved conversion rate, sales transfers from closed stores into stores that remained open and higher sales from the success of our omni-channel programs compared to the 2016 comparable store sales. Comparable store sales in 2017 decreased across most of our primary product categories, including ink, toner, computers and technology related products, partially offset by increased sales in cleaning and breakroom products. The Retail Division continued to benefit from the increasing trend of omni-channel transactions where Business Solutions Division customers order online for pick up in the stores or for ship from store. The Buy Online-Pickup in Store and Buy Online-Ship from Store sales increased significantly compared to the prior year to approximately $150 million and $50 million in 2017, respectively. These sales are included in the Retail Division sales, including our comparable store calculations, as they are fulfilled with store inventory and serviced by Retail Division employees. We expect these activities to continue in 2018. Additionally, comparable store sales calculations continue to be positively affected from customers transferring from closed locations to nearby stores which remained open, although the impact returns to overall trends after the one year anniversary of the store closure. The average sales transfer rate achieved to date during the first year post closure period is estimated to be over 30%. Future store closures under the Comprehensive Business Review may have lower sales transfer rates as the geographic distance between stores being closed to stores remaining open increases and overall impact of the sales transfer may decrease given the lower number of store closures.

Comparable store sales in 2016 decreased 2%, reflecting flat average order value, lower store traffic and transaction counts compared to 2015, partially offset by higher conversion rates and by sales transfers from closed stores and higher sales associated with our omni -channel programs. The growth in omni-channel sales was primarily related to Buy Online-Pickup in Store sales which increased over 50% to approximately $115 million in 2016 compared to the prior year, and was favorably impacted by the initiation of the buy online ship from store strategy. Additionally, comparable store sales calculations were positively affected from customers transferring from closed to nearby stores which remained open. Comparable store sales decreased in ink, toner, computers and technology products. Sales increased in furniture, copy and print services, and cleaning/breakroom products.

Comparable store sales in 2015 were flat. As we began closing stores, comparable store sales calculations were positively affected from customers transferring from closed to nearby stores which remained open. The 2015 results reflected increases in supplies, furniture, copy and print services, ink and toner and declines in computer and related technology products. In 2015, transaction counts increased and average order values decreased compared to prior year. The increase in transaction counts resulted from increased traffic in the stores due to sales transfers resulting from store closures and improvements in customer in-store experience. Additionally, 2015 sales include an increase in online sales picked up by customers in stores. The decrease in average order values in 2015 reflect, in part, declines in technology sales, as customers continue to reduce purchases in this overall category partially offset by the increase in average sale prices on furniture products.

The Retail Division reported operating income of $254 million in 2017, compared to $299 million in 2016 and $310 million in 2015. The decline in the Division’s operating income in 2017 reflects the negative flow-through impact of lower sales and gross margin rate, which were partially offset by lower selling, general and administrative expenses, including payroll and other store expenses primarily related to store closures increased efficiency and the impact of one less week in fiscal 2017 compared to fiscal 2016. The impact of one less week in 2017 compared to 2016 resulted in approximate $14 million of lower Division operating income in 2017 compared to 2016. The decline in the Division’s operating income in 2016 compared to 2015 reflects the positive impact to operating income in 2015 from a favorable legal settlement of $16 million relating to labor matters and $23 million favorable settlement relating to certain product manufacturers’ pricing practices. Excluding those items, the Retail Division’s operating income improved in 2016 compared to 2015, reflecting a slight increase in gross margin and lower occupancy costs, as well as lower selling, general and administrative expenses, from both store closures and increased efficiency, as well as the impact of the 53rd week. The additional week of operations in 2016 positively impacted Division results by approximately $14 million compared to 2015.

At the end of 2017, the Retail Division operated 1,378 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands. Store opening and closing activity for the last three years has been as follows:

	Open at Beginning of Period	Closed	Opened	Open at End of Period
2015	1,745	181	—	1,564
2016	1,564	123	—	1,441
2017	1,441	63	—	1,378

Charges associated with store closures are reported as appropriate in Asset impairments and Merger and restructuring expenses (income), net in the Consolidated Statements of Operations. These charges are reflected in Corporate reporting, and are not included in the determination of Division income. Refer to “Corporate” discussion below for additional information of expenses incurred to date.

BUSINESS SOLUTIONS DIVISION

(In millions)	2017	2016	2015
Sales	$5,108	$5,400	$5,708
% change	(5)%	(5)%	(5)%
Division operating income	$262	$265	$226
% of sales	5%	5%	4%

Sales in our Business Solutions Division in U.S. dollars decreased year over year by 5% in 2017, 2016 and 2015. In 2017, 2016 and 2015, on a constant currency basis, sales decreased 6%, 5%, and 4%, respectively. Changes in constant currencies are computed by excluding the impact of foreign currency exchange rate fluctuations. In future periods, Business Solutions Division results will continue to be impacted by changes in foreign currency exchange rates associated with the Canadian business. The acquisitions (excluding CompuCom) in 2017 are reported in the Business Solutions Division, but did not have a material impact on sales or operating income.

The decline in sales in all three years was primarily driven by ongoing competitive pressures, customer losses in the contract channel, the ongoing reduction in catalog sales through our call centers and the impact of increasing levels of sales from the omni-channel programs that are recorded in the Retail Division. The sales decline in 2017 was also impacted by one less selling week compared to 2016, resulting in approximately $56 million of lower sales. Also, negatively impacting the level of sales in 2017 was the impact of the three hurricanes as discussed above. The sales decline in 2016 and 2015 were also negatively impacted by sales disruptions associated with the Staples acquisition attempt and, in 2015, by the decommissioning of certain legacy OfficeMax e-commerce sites which had a positive impact on overall operating income. On a product category basis for the Business Solutions Division, sales increased in cleaning/breakroom and furniture, were essentially flat in copy and print, and decreased across the other primary product categories. Sales of paper, toner, and ink continued to trend lower over the three years.

Despite the reduction in sales noted above, division operating income was $262 million in 2017, $265 million in 2016, and $226 million in 2015. Division operating income as a percentage of sales was 5% in 2017, 5% in 2016 and 4% in 2015. The decrease in operating income in 2017 was primarily the result of approximately $4 million of lower Division operating income associated with having one less week in fiscal 2017 compared to fiscal 2016. Despite the sales decline, operating cost reduction initiatives were put in place that successfully mitigated the operating profit impact of the lower sales. The increase in the Division’s operating income in 2016 was primarily a result of lower selling, general and administrative expenses including payroll and integration synergy benefits, which, together with an increased gross margin rate, more than offset the negative flow-through impact of the decline in sales. For fiscal year 2016, the 53rd week also positively impacted Division results by approximately $4 million.

COMPUCOM DIVISION

(In millions)	2017	2016	2015
Sales	$156	$—	$—
Division operating income	$8	$—	$—
% of sales	5%	N/A	N/A

The CompuCom Division was formed in the fourth quarter of 2017 after the completion of the acquisition of CompuCom on November 8, 2017. The 2017 amounts reflect the operating results of CompuCom since the date of our acquisition. Refer to Note 2. “Acquisitions” in Notes to the Consolidated Financial Statements for additional information.

OTHER

(In millions)	2017	2016	2015
Sales	$14	$18	$15
Other operating income	$(3)	$1	$3

Certain operations previously included in the International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are presented as Other. These operations primarily relate to the sale of products to former joint venture partners, and are not material in any period.

CORPORATE

The line items in our Consolidated Statements of Operations impacted by Corporate activities are presented in the table below, followed by a narrative discussion of the significant matters. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures.

(In millions)	2017	2016	2015
Asset impairments	$4	$15	$13
Merger and restructuring expenses (income), net	94	(80)	242

Total charges and credits impact on Operating income (loss)	$98	$(65)	$255

In addition to these charges and credits, certain Selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Costs” below.

Asset Impairments, Merger, Restructuring, Other Charges and Credits

In recent years, we have taken actions to adapt to changing and competitive conditions. These actions included acquiring new businesses, closing stores and distribution centers, consolidating functional activities, eliminating redundant positions, disposing of businesses and assets, and taking actions to improve process efficiencies. Some of these actions have resulted in significant charges. Certain of these activities are expected to continue in future periods and result in additional charges.

Asset impairments

Asset impairment charges are comprised of following:

(In millions)	2017	2016	2015
Stores	$2	$8	$12
Intangible assets	2	7	1

Total Asset impairments	$4	$15	$13

Stores

The impairment of store assets and related intangible assets in 2017 and 2016 reflect the impact of shortening the anticipated use periods of certain retail store locations in accordance with store closure plans related to the Comprehensive Business Review and for 2016 and 2015, store closures related to our Real Estate Strategy. Store impairments for all three years also reflect lower anticipated cash flows, primarily from lower future sales projections.

We regularly conduct a detailed store impairment analysis including any favorable lease intangible assets related to each store. The analysis includes estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options where applicable, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are written down to estimated fair value.

The projections prepared for the 2017 analysis assumed declining sales over the forecast period. Gross margin and operating cost assumptions have been held at levels consistent with recent actual results and planned activities. Estimated cash flows were discounted at 14% in 2017, 13% in 2016 and 12% in 2015. The impairment charges include amounts to bring the location’s assets to estimated fair value based on projected operating cash flows or residual value, as appropriate. We continue to capitalize additions to previously-impaired operating stores and test for subsequent impairment.

Overall

We will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or in certain circumstances, even if performance is as anticipated, additional impairment charges may result. However, at the end of 2017, the impairment analysis reflects our best estimate of future performance.

Merger and restructuring expenses (income), net

The table below summarizes the major components of Merger and restructuring expenses (income), net.

(In millions)	2017	2016	2015
Merger and transaction related expenses
Severance, retention, and relocation	$—	$—	$15
Transaction and integration	37	37	81
Facility closure, contract termination, and other expenses, net	5	27	44

Total Merger related expenses	42	64	140

Terminated Staples Acquisition (income) expenses
Retention	—	15	65
Transaction	—	43	37
Termination Fee	—	(250)	—

Total Terminated Staples Acquisition (income) expenses	—	(192)	102

Restructuring expenses
Severance	28	22	—
Facility closure, contract termination, professional fees and other expenses, net	24	26	—

Total Restructuring expenses	52	48	—

Total Merger and restructuring expenses (income), net	$94	$(80)	$242

Merger and transaction related expenses

Included in the 2017 Merger and transaction related expenses in the table above are expenses associated with the acquisitions of five businesses, including CompuCom, during 2017. These expenses include $17 million of transaction and integration expenses primarily related to legal, accounting, and other third-party costs incurred by Office Depot. Such costs are being recognized as incurred. Refer to Note 2, “Acquisitions” for additional information.

Also included in the Merger and transaction related expenses in 2017 in the table above are $20 million of integration expenses and $5 million of facility closure costs associated with the 2013 OfficeMax merger. Merger and transaction related expenses in 2016 and 2015 in the table above relate to our merger with OfficeMax.

Severance, retention, and relocation expenses in 2015 include amounts incurred for the integration of staff functions and include termination benefits for certain retail and supply chain closures. Such benefits were accrued through the facility closure dates.

Facility closure, contract termination and other expenses, net primarily relate to facility closure accruals, contract termination costs, gains and losses on asset dispositions, and accelerated depreciation. In mid-2014, associated with our merger with OfficeMax, we developed a Real Estate Strategy which identified 400 retail stores for closure as well as a supply chain integration plan. During the second quarter of 2016, we completed the retail store closures under this program and completed the supply chain integration plan activities during the third quarter of 2017. During 2017 and 2016, we recognized gains of $6 million and $1 million, respectively, from the sale of warehouse facilities that had been classified as assets held for sale. The gains are included in Merger and restructuring expenses (income), net, as the dispositions were part of the supply chain integration associated with the OfficeMax merger.

Terminated Staples Acquisition

On February 4, 2015, we announced in conjunction with Staples that the companies had entered into the Staples Merger Agreement, under which Staples would acquire all of the outstanding shares of Office Depot and we would become a wholly owned subsidiary of Staples.

On May 10, 2016, the U.S. District Court for the District of Columbia granted the FTC’s request for a preliminary injunction against the proposed acquisition, and as a result, the companies terminated the Staples Merger Agreement on May 16, 2016. Per the terms of the termination agreement, Staples paid Office Depot a Termination Fee of $250 million in cash on May 19, 2016, which is included in Merger and restructuring expenses (income), net in the Consolidated Statements of Operations and in Net cash provided by operating activities of continuing operations in the Consolidated Statements of Cash Flows for 2016.

The expenses incurred in 2016 as reflected in the table above include retention accruals and transaction costs, including costs associated with regulatory filings and professional fees, offset by the Termination Fee payment. The Staples Merger Agreement was terminated on May 16, 2016, and no further expenses are expected.

Restructuring expenses

During 2017, we announced a multi-year strategic transformation to pivot from a traditional office product retailer to a broader omni-channel business services, product and technology provider which included the acquisition of CompuCom. As part of the new strategy, we will expand our technology and business service offerings and accelerate the offering of new subscription-based services, including expanding our service offering to address the needs of small businesses. As part of this multi-year strategic shift, we anticipate incurring additional costs over the next few years including professional fees, severance and other related cost.

Also included in restructuring expense in 2017 is $50 million of restructuring costs associated with the Comprehensive Business Review strategy announced in August 2016. The Comprehensive Business Review among other things, included a plan to close approximately 300 additional retail stores in North America over a three-year period, and to lower operating and general and administrative expenses through efficiencies and organizational optimization. We incurred approximately $98 million in costs to implement the cost savings programs in 2017 and 2016. The level and timing of future store closures will continue to be re-evaluated on an annual basis. Costs for other elements of the plan have already been incurred.

Expenses associated with implementing the Comprehensive Business Review include severance, facility closure costs, contract termination, accelerated depreciation, professional fees, relocation and disposal gains and losses, as well as other costs associated with the store closures. We have completed 135 of the planned 300 retail store closures since announcing this initiative. Severance costs related to planned store closures are accrued through the anticipated facility closure or termination date and consider timing, terms of existing severance plans, expected employee turnover and attrition. Restructuring expenses also include severance and reorganization costs associated with reductions in staff functions that continued into 2017 and are now complete.

Asset impairments related to the restructuring initiatives are not included in the table above. Refer to Note 15, “Derivative Instruments and Fair Value Measurements” for further information.

Refer to Note 3, “Merger and Restructuring Activity” in Notes to Consolidated Financial Statements for additional information.

Unallocated Costs

We allocate to the Retail and Business Solutions Divisions functional support costs that are considered to be directly or closely related to segment activity. Those allocated costs are included in the measurement of Division operating income. Other companies may charge more or less of functional support costs to their segments, and our results, therefore, may not be comparable to similarly titled measures used by other companies. The unallocated costs primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, audit and similar functions. Additionally, the European pension plan that has been retained by us, as well as certain general and administrative costs previously allocated to the International Division that have been excluded from the discontinued operations measurement, have been included in Corporate unallocated costs in all periods presented. Unallocated costs were $82 million, $99 million, and $101 million in 2017, 2016, and 2015, respectively. The decreases in 2017 and 2016 primarily resulted from savings associated with our Comprehensive Business Review and lower incentive costs associated with our overall performance, partially offset by certain executive transition costs.

Other Income and Expense

(In millions)	2017	2016	2015
Interest income	$22	$22	$22
Interest expense	(62)	(80)	(91)
Loss on extinguishment of debt	—	(15)	—
Other income (expense), net	(2)	1	1

Interest income includes $20 million in 2017, $20 million in 2016, and $21 million in 2015, related to OfficeMax Timber Notes, including amortization of the fair value adjustment recorded in purchase accounting. Interest expense includes non-recourse debt interest, including amortization of the fair value adjustment recorded in purchase accounting, amounting to $18 million in 2017 and $19 million in 2016 and 2015. Refer to Note 7, “Timber Notes/Non-Recourse Debt,” and Note 8, “Debt” in Notes to Consolidated Financial Statements for additional information.

In the fourth quarter of 2017, we entered into a $750 million Term Loan Credit Agreement, due 2022. Borrowings under the agreement were issued with an original issue discount, at an issue price of 97.00%, and bear interest at a rate per annum equal to LIBOR plus 7.00% (or an alternative base rate plus 6.00%). We recorded $10 million of interest expense in 2017 related to the agreement.

We redeemed $250 million of 9.75% Senior Notes in the third quarter of 2016. Loss on extinguishment of debt includes the early redemption premium of 4.875% of the principal amount and the current recognition of deferred debt costs. The Senior Notes had annual interest expense of approximately $24 million prior to their redemption.

Discontinued Operations

Refer to Note 4. “Discontinued Operations,” in Notes to the Consolidated Financial Statements.

Income Taxes

(In millions)	2017	2016	2015
Income tax expense (benefit)	$153	$(220)	$23
Effective income tax rate*	51%	(48)%	20%

*	Income taxes as a percentage of income from continuing operations before income taxes.

Our effective tax rates have varied considerably from period to period as a result of several factors, including 1) the mix of income and losses across U.S. and non-U.S. jurisdictions, and 2) the recognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2017 and 2016 the majority of our deferred tax assets that previously were not realizable, became realizable, thereby, causing significant reductions in previously established valuation allowances. These factors have resulted in our effective tax rates being 51% for 2017, (48%) for 2016 and 20% for 2015, respectively.

On December 22, 2017, President Trump signed into law the legislation generally known as Tax Cut and Jobs Act of 2017. The tax law includes significant changes to the U.S. corporate tax systems including a rate reduction from 35% to 21% beginning in January of 2018, a change in the treatment of foreign earnings going forward and a deemed repatriation transition tax. In accordance with ASC 740, “Income Taxes”, the impact of a change in tax law is recorded in the period of enactment. During the fourth quarter of 2017, we recorded a material, non-cash, change in our deferred income tax balances of approximately $68 million related to the tax rate change. We estimate that our deemed repatriation liability will not be material due to our limited international operations.

During the third quarter of 2017 and 2016, we concluded that it was more likely than not that a benefit from a significant portion of our U.S. federal and state deferred tax assets would be realized. These conclusions were based on detailed evaluations of all available positive and negative evidence and the weight of such evidence, the current financial position and results of operations for the current and preceding years, and the expectation of continued earnings. We determined that approximately $36 million of our U.S. federal and state valuation allowance should be reduced in 2017. We determined that approximately $382 million of our U.S. federal and state valuation allowance should be reduced in 2016.

Due to the completion of the Internal Revenue Service (“IRS”) examination for 2014, our balance of unrecognized tax benefits decreased by $4 million during 2016, which did impact income tax expense by $3 million due to an offsetting change in valuation allowance. As part of the CompuCom acquisition, our unrecognized tax benefits increased by $8 million. Approximately $3 million of the unrecognized tax benefit is currently covered under an indemnification agreement with a predecessor owner of CompuCom. It is not reasonably possible that certain tax positions will be resolved within the next 12 months, which would decrease our balance of unrecognized tax benefits. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

Refer to Note 9. “Income Taxes,” in the Notes to Consolidated Financial Statements for additional tax discussion.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At December 30, 2017, we had $622 million in cash and cash equivalents and another $922 million available under the Amended Credit Agreement (as defined in Note 8, “Debt,” of the Consolidated Financial Statements) based on the December 2017 borrowing base certificate, for a total liquidity of $1.5 billion. We currently believe that our cash on hand, availability of funds under the Amended Credit Agreement, and full year cash flows generated from operations will be sufficient to fund our working capital, capital expenditures, debt repayment, common stock purchases, cash dividends on common stock, and merger integration and restructuring expenses for at least the next twelve months.

No amounts were drawn under the Amended Credit Agreement during 2017 and there were no amounts outstanding at December 30, 2017. There were letters of credit outstanding under the Amended Credit Agreement at the end of the year totaling $77 million and we were in compliance with all applicable financial covenants as of December 30, 2017.

During 2017, we acquired four small independent regional office supply businesses in the United States. The aggregate total costs for these acquisitions were approximately $100 million, subject to certain customary post-closing adjustments. No additional debt obligations were acquired as part of these transactions.

In November 2017, we purchased CompuCom for approximately $937 million, which was funded with a new $750 million 5-year Term Loan Credit Agreement, approximately 44 million shares of our common stock with an approximate market value of $135 million, and approximately $52 million of cash on hand. The loans under the Term Loan Credit Agreement, which were issued with an original issue discount, at an issue price of 97.00%, bear interest at a rate per annum equal to LIBOR plus 7.00% (or an alternative base rate plus 6.00%).

The loans under the Term Loan Credit Agreement amortize quarterly beginning March 15, 2018 at the rate of approximately $19 million per quarter, with the balance payable at maturity. The Term Loan Credit Agreement also requires mandatory prepayments in connection with certain asset sales, subject to certain exceptions, as well as additional mandatory prepayments from specified percentages of our excess cash flow. Additionally, the Term Loan Credit Agreement requires us to pay a prepayment fee of (a) 2.00% or (b) 1.00% if the loans thereunder are voluntarily repaid (i) on or prior to the first anniversary of the closing date of the Term Loan Credit Agreement, or (ii) after such date but on or prior to the second anniversary of the closing date of the Term Loan Credit Agreement.

The Term Loan Credit Agreement contains representations and warranties, events of default, and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on our ability to declare or pay dividends subject to compliance with an annual limit, repurchase common stock, create liens, incur additional indebtedness, make investments, dispose of assets, and merge or consolidate with any other person. In addition, a minimum liquidity maintenance covenant, requiring us and our restricted subsidiaries to retain unrestricted cash, cash equivalents, and availability under our Amended Credit Agreement in an aggregate amount of at least $400 million, will apply at any time that our senior secured leverage ratio is greater than 1.50:1.00 and will be calculated quarterly.

In addition to the acquisitions disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets. Such transactions may be material and may involve cash, our securities or the assumption of additional indebtedness (Refer to Note 2. “Acquisitions” in Notes to the Consolidated Financial Statements for additional information).

We have incurred significant expenses associated with the OfficeMax merger, integration and restructuring actions and expect to incur an additional $19 million in 2018. Additionally, in August 2016, we announced plans to lower operating costs under the Comprehensive Business Review. We expect to deliver over $250 million in annual benefits by the end of 2018, with about two-thirds of the total benefits realized in 2017. In addition, we estimate we will incur up to approximately $125 million in costs and capital expenditures to implement the cost savings programs. To date, we have incurred approximately $98 million of implementation costs.

During the third quarter of 2017, we purchased our corporate headquarters for a cash payment of approximately $132 million plus $2 million of closing costs. The purchase eliminated the liability and ongoing expenses related to the capital lease on the building.

In 2018, we expect capital expenditures to be approximately $175 million, including investments to support our critical priorities and the new store test format. These expenditures will be funded through available cash and operating cash flows.

On May 27, 2016 the Board of Directors authorized a stock repurchase program of up to $100 million of our outstanding common stock, par value $0.01 per share. In August 2016, our Board of Directors authorized increasing the current common stock repurchase program from $100 million to $250 million. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The program extends through the end of 2018 and may be suspended or discontinued at any time. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity. The Term Loan Credit Agreement contains certain restrictions on our ability to repurchase our common stock which we expect to significantly limit our ability to repurchase our common stock in 2018.

Under the $250 million stock repurchase program, during 2017, we purchased approximately 14 million shares at cost of $56 million. As of December 30, 2017, we have $62 million remaining under our common stock repurchase program for purchases in future periods.

On February 6, 2018, we announced that our Board of Directors declared a cash dividend on our common stock of $0.025 per share, payable on March 15, 2018, to shareholders of record at the close of business on March 2, 2018. The Term Loan Credit Agreement contains certain restrictions on our ability to declare or pay dividends.

Cash Flows

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

(In millions)	2017	2016	2015
Operating activities	$467	$492	138
Investing activities	(1,033)	(84)	(58)
Financing activities	473	(475)	(26)

Operating Activities from Continuing Operations

Cash provided in 2017 by operating activities of continuing operations was $467 million compared to $492 million during the same period last year. The decrease in operating cash flow in 2017 compared to 2016 is primarily the result of 2016 operating cash flows including the receipt of the $250 million of termination fees related to the failed Staples Acquisition partially offset by a $204 million lower use of cash related to changes in the level of net working capital in 2017 compared to 2016. The lower use of cash related to working capital in 2017 reflects a smaller decrease in accrued expenses and a greater level of inventory reduction in 2017 compared to 2016. The lower level of decrease in accrued expenses is primarily related to decreases in accrued liabilities associated with merger and restructuring activities, incentive compensation liabilities associated with the decrease in sales and operating performance in 2017, as well as the impact of the additional week in 2016. The greater reduction of inventory in 2017 compared to 2016 primarily reflects the impact of closed stores, lower sales and warehouse consolidation.

The increase in operating cash flows in 2016 compared to 2015 reflects the $250 million termination fee as discussed above as well as higher cash generated from the improved operating results and a $24 million decrease in cash usage associated with changes in working capital. The decrease in cash usage related to working capital primarily related to a decrease in inventory in 2016 compared to an increase in inventory in 2015 partially offset by a greater decrease in the level of accounts payables and accrued liabilities in 2016 compared to 2015. Fiscal year 2016 includes payment of retention awards associated with the Staples Acquisition attempt, Merger and integration-related payments, as well as accrued incentives. The working capital factors in 2015 includes $77 million settlement payment of the legal accrual, the payment of the 2014 accrued incentive pay, and a net use of cash in integration related activities. Additionally, inventory levels were higher at year-end 2015 when compared to the 2014 period, impacted by the supply chain integration.

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

Investing Activities from Continuing Operations

Cash used in investing activities of continuing operations were $1.0 billion and $84 million in 2017 and 2016, respectively. The increase from the prior year is a result of $875 million of cash used to acquire five businesses including CompuCom. During 2017 and 2016, capital expenditures were $141 million and $111 million, respectively. Investing activities in 2017 also reflect $42 million of cash used to purchase our leased corporate headquarters as discussed above. These outflows for 2017 and 2016 were partially offset by $25 million and $27 million, respectively, related to the disposition of assets and other, primarily related to the sale of warehouse facilities that previously were classified as held for sale. The use of cash in 2015 reflects $144 million of capital expenditures and $9 million used for acquisition of an interior furniture business, partially offset by $95 million disposition of assets and other, primarily, the sale of warehouse facilities that previously were classified as held for sale.

Financing Activities from Continuing Operations

Cash provided by financing activities of continuing operations was $473 million in 2017 compared to a $475 million use of cash in 2016. The cash provided by financing activities in 2017 primarily reflects the cash financing received from the Term Loan Credit Agreement entered into to fund the acquisition of CompuCom, while the cash used in 2016 reflects a $250 million retirement of debt. Also contributing to the difference between 2017 compared to 2016 was a smaller repurchase of our common stock, and smaller net repayments on long and short-term borrowings in 2017, partially offset by $92 million of cash used to extinguish our capital lease obligation associated with the purchase of our leased corporate headquarters in 2017, and larger cash payments for dividends year-to-date 2017 compared to the same period in 2016. The year-to-date 2016 payments on long and short-term borrowings included the redemption at maturity of a 7.35% debentures totaling $18 million. We declared and paid cumulative cash dividends of $0.10 per share on our common stock for an aggregate payment of $53 million year-to-date 2017, compared to $0.05 per share in the same period last year for an aggregate payment of $26 million.

Discontinued Operations

Cash provided by (used in) operating, investing and financing activities of discontinued operations is summarized as follows:

(In millions)	2017	2016	2015
Operating activities of discontinued operations	$(9)	$(122)	$(12)
Investing activities of discontinued operations	(68)	(70)	(16)
Financing activities of discontinued operations	(8)	5	1

Until individual disposal groups are sold, cash may move between discontinued operations entities and continuing operations entities. Intercompany transactions are eliminated in consolidation and balances are satisfied on or before closings. The change in operating cash flows of discontinued operations in 2017 compared to 2016 reflects the impact of the sale of the businesses in South Korea and mainland China during 2017, as well as the sale of our European Business during 2016. The change in investing cash flows primarily reflect the payments in 2017 associated with the working capital adjustments related to the sale of our European Business, transaction costs and cash on hand transferred associated with the sale of the businesses in South Korea and mainland China, partially offset by funds received in 2017 from the sale of our South Korean business, and $8 million of cash received associated with the extension of the Oceania sale and purchase agreement during the third quarter of 2017. The change in investing cash flows in 2016 primarily reflect the cash on hand transferred associated with the sale of our European Business. On February 5, 2018, the sale of the business in Australia was completed for which we received approximately $40 million.

Off-Balance Sheet Arrangements

As of December 30, 2017, we had retail stores and other facilities and equipment under operating lease agreements, which are included in the table below. In addition, Note 16, “Commitments and Contingencies,” of the Consolidated Financial Statements describes certain of our arrangements that contain indemnifications.

Contractual Obligations

The following table summarizes our contractual cash obligations at December 30, 2017, and the effect such obligations are expected to have on liquidity and cash flow in future periods. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
(In millions)	Total	2018	2019- 2020	2021- 2022	Thereafter
Contractual Obligations
Recourse debt:
Long-term debt obligations(1)	$1,375	$156	$297	$652	$270
Capital lease obligations(2)	79	18	25	16	20
Non-recourse debt(3)	828	40	788	—	—
Operating lease obligations(4)	1,624	472	637	301	214
Purchase obligations(5)	70	36	29	5	—

Total contractual cash obligations	$3,976	$722	$1,776	$974	$504

(1)	Long-term debt obligations consist primarily of expected payments (principal and interest) on our $750 million term loan credit facility and $186 million of revenue bonds at various interest rates.

(2)

The present value of these obligations is included on our Consolidated Balance Sheets. Refer to Note 8, “Debt,” of the Consolidated Financial Statements for additional information about our capital lease obligations.

(3)

There is no recourse against us related to the Securitization Notes as recourse is limited to proceeds from the pledged Installment Notes receivable and underlying guaranty. The non-recourse debt remains outstanding until it is legally extinguished, which will be when paid in cash or when the Installment Notes and related guaranty is transferred to and accepted by the Securitization Note holders. Interest payments on non-recourse debt will be completely offset by interest income received on the Installment Notes.

(4)

The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our leases, as of December 30, 2017. Some of our retail store leases require percentage rentals on sales above specified minimums and contain escalation clauses. The minimum lease payments shown in the table above do not include contingent rental expense and have not been reduced by sublease income of $21 million. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. Our operating lease obligations are described in Note 10, “Leases,” of the Consolidated Financial Statements.

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

If we can unilaterally terminate an agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the amount of the termination fee or the amount that would be paid over the “notice period.” As of December 30, 2017, purchase obligations include marketing services, outsourced accounting services, certain fixed assets and software licenses, service and maintenance contracts for information technology and communication. Contracts that can be unilaterally terminated without a penalty have not been included.

Our Consolidated Balance Sheet as of December 30, 2017 includes $336 million classified as Deferred income taxes and other long-term liabilities. Deferred income taxes and other long-term liabilities primarily consist of net long-term deferred income taxes, deferred lease credits, long-term restructuring accruals, certain liabilities under our deferred compensation plans, accruals for uncertain tax positions, and environmental accruals. Certain of these liabilities have been excluded from the above table as either the amounts are fully funded or the timing and/or the amount of any cash payment is uncertain. Refer to Note 3, “Merger and Restructuring Activity,” for a discussion of our restructuring accruals and Note 9, “Income Taxes,” of the Consolidated Financial Statements for additional information regarding our deferred tax positions and accruals for uncertain tax positions.

Our Consolidated Balance Sheet as of December 30, 2017 also includes $85 million of current and non-current pension and postretirement obligations, which is also excluded from the table above, as the timing of the cash payments is uncertain. Our estimate is that payments in future years will total $107 million. This estimate represents the minimum contributions required per Internal Revenue Service funding rules and our estimated future payments under pension and postretirement plans. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, healthcare cost trends, benefit payment patterns and other factors. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. Refer to Note 13, “Employee Benefit Plans” of the Notes to Consolidated Financial Statements for additional information.

In addition to the above, we have outstanding letters of credit totaling $77 million at December 30, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies and estimates have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies can be found in Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements. We have also identified certain accounting policies and estimates that we consider critical to understanding our business and our results of operations and we have provided below additional information on those policies. No significant changes have been made during 2017 to the methodologies used in preparing the estimates discussed below.

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

Vendor programs are recognized throughout the year based on judgment and estimates and amounts due from vendors are generally settled throughout the year based on purchase volumes. The final amounts not already collected from vendors are generally known soon after year-end and are reflected in our results of operations. Substantially all vendor program receivables outstanding at the end of the year are settled within the three months following year-end. We believe that our historical collection rates of these receivables provide a sound basis for our estimates of anticipated vendor payments throughout the year.

Long-lived asset impairments — Long-lived assets with identifiable cash flows are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We access recovery of the asset or asset groups using estimates of cash flows directly associated with the future use and eventual disposition of the asset or asset groups. If anticipated cash flows are insufficient to recover the asset on an undiscounted basis, impairment is measured as the difference between the asset’s estimated fair value (generally, the discounted cash flows or its salvage value) and its carrying value, and any costs of disposition. Factors that could trigger an impairment assessment include, among others, a significant change in the extent or manner in which an asset is used or the business climate that could affect the value of the asset. As restructuring activities continue, we may identify assets or asset groups for sale or abandonment and incur impairment charges.

Because of declining sales, store assets are reviewed periodically throughout the year for recoverability of their asset carrying amounts. The frequency of this test may change in future periods if performance warrants. The analysis uses input from retail store operations and our accounting and finance personnel that organizationally report to the chief financial officer. These projections are based on our estimates of store-level sales, gross margins, direct expenses, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. Store asset impairment charges of $2 million, $8 million and $12 million for 2017, 2016 and 2015, respectively, are included in Asset impairments in the Consolidated Statements of Operations. Based on the fourth quarter 2017 analysis, a 100 basis point further decrease in next year sales, combined with a 50 basis point decrease in gross margin from the rates utilized in our analysis, would have increased the impairment charge by less than $1 million. Further, a 100 basis point decrease in sales for all periods would have increased the impairment charge by less than $1 million.

Important assumptions used in these projections include an assessment of future overall economic conditions, our ability to control future costs, maintain aspects of positive performance, and successfully implement initiatives designed to enhance sales and gross margins. To the extent our estimates of future performance are not realized, future assessments could result in material impairment charges.

Goodwill and other intangible assets — Indefinite-lived intangible assets, such as goodwill, are tested at least annually for impairment and definite-lived intangible assets are reviewed to ensure the remaining useful lives are appropriate. An impairment analysis may be conducted between annual tests if events or circumstances suggest an intangible asset may not be recoverable.

We performed our 2017 goodwill impairment test using a qualitative assessment, and determined that it is more likely than not that the fair value of each reporting unit exceeds their respective carrying amount, as of the assessment date, which was the first day of the third quarter. In 2016, we had performed our goodwill impairment test using a quantitative discounted cash flow analysis supplemented with market comparison data. The estimated fair value of these reporting units substantially exceeded their carrying value at the 2016 test date. We have recorded goodwill related to our purchases of CompuCom and other acquisitions in 2017. There have been no events or circumstances through the balance sheet date that would indicate to us that the goodwill related to CompuCom or any of our other acquisitions in 2017 may be impaired.

Other intangible assets primarily include favorable lease assets, customer relationship values, trade names and technology. The favorable lease assets were established in the OfficeMax merger for individual leases with rental rates below current market rates for comparable properties and assumed renewal of all available options. The favorable lease assets are being amortized over the same periods used in estimating their fair value. Should we decide to close a facility prior to the full contemplated term, recovery of the intangible asset will be subject to then-current sublease prospects. During 2017, we recognized $2 million of impairment of favorable lease assets because of closure activity.

At December 30, 2017, the net carrying amount of customer relationship totaled $339 million, and primarily related to the CompuCom acquisition and OfficeMax merger. The original valuation assumed continuation of attrition rates previously experienced with these businesses and synergy benefits from the transactions. If we experience an unanticipated decline in sales or profitability associated with these customers, the remaining useful life will be reassessed and could result in either acceleration of amortization or impairment.

Accounting for Business Combination

We include the results of operations of acquired businesses in our consolidated results prospectively from the date of acquisition. We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. We use various valuation methodologies to estimate the fair value of assets acquired and liabilities assumed, including using a market participant perspective when applying cost, income and relief from royalty analyses, supplemented with market appraisals where appropriate. Significant judgments and estimates are required in preparing these fair value estimates. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and us and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

SIGNIFICANT TRENDS, DEVELOPMENTS AND UNCERTAINTIES

Competitive Factors — Over the years, we have seen continued development and growth of competitors in all segments of our business. In particular, internet-based companies, mass merchandisers and warehouse clubs, as well as grocery and drugstore chains, have increased their assortment of home office merchandise, attracting additional back-to-school customers and year-round casual shoppers. We have seen substantial growth in the number of competitors that offer office products over the internet, as well as the breadth and depth of their product offerings. In addition to large numbers of smaller internet providers featuring special price incentives and one-time deals (such as close-outs), we are experiencing strong competitive pressures from large internet providers such as Amazon and Walmart that offer a full assortment of office products through direct sales and, in the case of Amazon, acting as a “storefront” for other specialty office product providers.

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

Economic Factors — Our customers in the Retail Division and certain of our customers in the Business Solutions and CompuCom Divisions are small and home office businesses. Accordingly, spending by these customers is affected by macroeconomic conditions, such as changes in the housing market and commodity costs, credit availability and other factors. The downturn in the global economy experienced in recent years negatively impacted our sales and profits.

Liquidity Factors — We rely on our cash flow from operating activities, available cash and cash equivalents, and access to broad financial markets to provide the liquidity we need to operate our business and fund integration and restructuring activities. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through new store openings, capital improvements and acquisitions. While we have in place a $1.2 billion asset based credit facility to provide liquidity, recent financial troubles of companies in the retail industry have resulted in an increased restriction and cost associated with borrowings, as reflected in the terms of our most recent Term Loan Agreement.

MARKET SENSITIVE RISKS AND POSITIONS

We have adopted an enterprise risk management process patterned after the principles set out by the Committee of Sponsoring Organizations (COSO). We utilize a common view of exposure identification and risk management. A process is in place for periodic risk reviews and identification of appropriate mitigation strategies.

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

The impact on cash and cash equivalents held at December 30, 2017 from a hypothetical 50 basis points increase/decrease in interest rates would be an increase/decrease in interest income of approximately $3 million. The impact on our term loan at December 30, 2017 from a hypothetical 50 basis points increase/decrease in interest rates would be an increase/decrease in interest expense of approximately $4 million.

The following table provides information about our debt portfolio outstanding as of December 30, 2017, that is sensitive to changes in interest rates. The following table does not include our obligations for pension plans and other postretirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor U.S. defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees. These plans were acquired in the OfficeMax merger transaction and have been frozen since 2004. Our active employees and all inactive participants who are covered by these plans are no longer accruing additional benefits. However, the pension plans obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and investment advisors and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels. In addition, as part of the disposition of the European Business, we retained the frozen defined pension covering a limited number of employees in Europe. This plan was in a net funded position at December 30, 2017 but is subject to risks similar to those discussed above with regard to the U.S. defined benefit plan.

	2017			2016
(In millions)	Carrying Value	Fair Value	Risk Sensitivity	Carrying Value	Fair Value	Risk Sensitivity
Financial assets:
Timber notes receivable	$863	$865	$9	$885	$884	$13
Financial liabilities:
Recourse debt:
Term Loan, due 2022	$717	$754	$4	$—	$—	$—
Revenue bonds, due in varying amounts periodically through 2029	$186	$185	$5	$186	$181	$6
American & Foreign Power Company, Inc. 5% debentures, due 2030	$14	$14	$1	$14	$12	$1
Non-recourse debt	$776	$777	$7	$798	$800	$11

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50 basis point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50 basis point change in interest rates prevailing at year-end.

Foreign Exchange Rate Risk

We conduct business through entities in Canada, Mexico, India and Costa Rica, where their functional currency is not the U.S. dollar. We continue to assess our exposure to foreign currency fluctuations against the U.S. dollar. As of December 30, 2017, a 10% change in the applicable foreign exchange rates would have resulted in an increase or decrease in our pretax earnings of $1 million.

Commodities Risk

We operate a large network of stores and delivery centers. As such, we purchase fuel needed to transport products to our stores and customers as well as pay shipping costs to import products from overseas. We are exposed to potential changes in the underlying commodity costs associated with this transport activity.

We enter into economic hedge transactions for a portion of our anticipated fuel consumption. These arrangements are marked to market at each reporting period. Some of these arrangements may not be designated as hedges for accounting purposes and changes in value are recognized in current earnings through the Cost of goods sold and occupancy costs line in the Consolidated Statements of Operations. Those that are designated as hedges for accounting purposes are also marked to market at each reporting period, with the change in value deferred in accumulated other comprehensive income until the related fuel is consumed. At December 30, 2017, we had entered into contracts for approximately one million gallons of fuel that will be settled by July 2018. Currently, these economic hedging transactions are not considered material. As of December 30, 2017, excluding the impact of any hedge transaction, a 10% change in domestic commodity costs would have resulted in an increase or decrease in our operating profit of $6 million.

INFLATION AND SEASONALITY

Although we cannot determine the precise effects of inflation on our business, we do not believe inflation has had a material impact on our sales or the results of our operations. We consider our business is somewhat seasonal, with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter for the Retail and Business Solutions Divisions. The CompuCom Division generally does not experience notable seasonality. Certain working capital components may build and recede during the year reflecting established selling cycles. Business cycles can and have impacted our operations and financial position when compared to other periods.

NEW ACCOUNTING STANDARDS

For a description of new applicable accounting standards, refer to Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Refer to information in the “Market Sensitive Risks and Positions” subsection of Part II — Item 7. “MD&A” of this Annual Report.

Item 8. Financial Statements and Supplementary Data.

Refer to Part IV — Item 15(a) of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Based on management’s evaluation which included the participation of the Company’s Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer (“CFO”), as of December 30, 2017, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Act”)), were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

We are in the process of integrating CompuCom and the other companies acquired during 2017 into our overall internal control over financial reporting processes.

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

In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 30, 2017.

The scope of management’s assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of CompuCom, Premium Inc., Complete Office, LLC, Complete Office of Wisconsin, Inc. and Complete Office of California, Inc. as these companies were acquired during 2017. The operations of these acquired entities represented 21% of our consolidated total assets and 2% of our consolidated sales as of and for the year ended December 30, 2017.

Our internal control over financial reporting as of December 30, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report provided below.

Item 9B. Other Information.

On February 26, 2018, the Board of Directors approved a form of indemnification agreement (the “Indemnification Agreement”) and authorized the Company to enter into Indemnification Agreements with each of its directors and certain of its executive officers (each, an “Indemnitee”).

The Indemnification Agreement is intended to provide substantial protection against personal liability, to procure the Indemnitee’s continued service as a director and/or officer of the Company and to enhance the Indemnitee’s ability to serve the Company in an effective manner. In order to provide such protections, the terms of the Indemnification Agreement are intended to be enforceable irrespective of, among other things, any amendment to the Company’s certificate of incorporation or by-laws, any change in the composition of the Board or any change in control (as defined in the Indemnification Agreement) or business combination transaction relating to the Company. Under the terms of the Indemnification Agreement, subject to certain exceptions specified in the Indemnification Agreement, the Company will indemnify the Indemnitee to the fullest extent permitted by Delaware law in the event the Indemnitee becomes subject to or a participant in certain claims or proceedings as a result of the Indemnitee’s service as a director or officer. Subject to certain exceptions and repayment conditions, the Company will also advance to the Indemnitee expenses incurred in connection with such claims or proceedings to the fullest extent permitted by the Delaware law.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Office Depot, Inc.

Boca Raton, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Office Depot, Inc. and subsidiaries (the “Company”) as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended December 30, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at CompuCom Systems, Inc., Premium Inc., Complete Office, LLC, Complete Office of Wisconsin, Inc. and Complete Office of California, Inc., as these companies were acquired during 2017. The financial statements of these acquisitions collectively constitute 21% of total assets, 2% of sales, and 3% of income from continuing operations before taxes of the consolidated financial statement amounts as of and for the fiscal year ended December 30, 2017. Accordingly, our audit did not include the internal control over financial reporting at CompuCom Systems, Inc., Premium Inc., Complete Office, LLC, Complete Office of Wisconsin, Inc. and Complete Office of California, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 28, 2018

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers is set forth in Part 1 — Item 1. “Business” of this Annual Report under the caption “Our Executive Officers”

Information required by this item with respect to our directors and the nomination process will be contained under the heading “Election of Directors” in the proxy statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) within 120 days after the end of our fiscal year, which information is incorporated by reference in this Annual Report.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1.	The financial statements listed in “Index to Financial Statements.”

2.	All other financial statements are omitted because the required information is not applicable, or because the information is included in the “Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.”

3.	Exhibits.

INDEX TO EXHIBITS FOR OFFICE DEPOT 10-K(1)

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger, dated February 20, 2013, by and among Office Depot, Inc., Dogwood Merger Sub LLC, Mapleby Holdings Merger Corporation, Mapleby Merger Corporation and OfficeMax Incorporated (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 22, 2013).

2.2	Stock Purchase and Transaction Agreement by and among Office Depot, Inc., Office Depot Delaware Overseas Finance No. 1, LLC, Grupo Gigante S.A.B. de C.V. and Hospitalidad y Servicios Especializados Gigante, S.A. de C.V dated as of June 3, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on July 15, 2013).

2.3	Termination Agreement, dated as of May 16, 2016, by and among Office Depot, Inc., Staples, Inc. and Staples AMS, Inc. (Incorporated by reference from Office Depot Inc.’s Current Report on Form 8-K, filed with the SEC on May 17, 2016).

2.4	Sale and Purchase Agreement Relating to the Transfer of the Partnership Interests in Office Depot (Netherlands) C.V., dated as of November 22, 2016, by and among Office Depot Foreign Holdings LP, LLC, Office Depot Foreign Holdings GP, LLC, Office Depot, Inc., Aurelius Rho Invest NL DS B.V. and Aurelius Rho Invest NL Two B.V. (Incorporated by reference from Office Depot Inc.’s Current Report on Form 8-K, filed with the SEC on January 5, 2017).

2.5	Amendment Agreement Relating to the Transfer of the Partnership Interests in Office Depot (Netherlands) C.V., dated as of December 31, 2016, by and among Office Depot Foreign Holdings LP, LLC, Office Depot Foreign Holdings GP, LLC, Office Depot, Inc., Aurelius Rho Invest NL DS B.V. and Aurelius Rho Invest NL Two B.V. (Incorporated by reference from Office Depot Inc.’s Current Report on Form 8-K, filed with the SEC on January 5, 2017).

2.6	Agreement and Plan of Merger, dated as of October 3, 2017, by and among Office Depot, Inc., Lincoln Merger Sub One, Inc., Lincoln Merger Sub Two, LLC, THL Portfolio Holdings Corp. and Thomas H. Lee Equity Fund VII, L.P. (solely in its capacity as representative for THL Portfolio Holdings Corp.’s stockholders) (Incorporated by reference from Exhibit 2.1 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on October 4, 2017).

2.7	Covenant and Release Agreement, dated as of October 3, 2017, by and among Office Depot, Inc., THL Portfolio Holdings Corp., and the other parties thereto (Incorporated by reference from Exhibit 10.1 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on October 4, 2017).

Exhibit Number	Exhibit

3.1	Amended and Restated Bylaws of Office Depot, Inc. (Incorporated by reference from Office Depot Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2016).

3.2	Restated Certificate of Incorporation (Incorporated by reference from the respective annex to the Proxy Statement for Office Depot, Inc.’s 1995 Annual Meeting of Stockholders, filed with the SEC on April 20, 1995).(P)

3.3	Amendment to Restated Certificate of Incorporation (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 1998).(P)

4.1	Form of Certificate representing shares of Common Stock (Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 33-39473 on Form S-4, filed with the SEC on March 15, 1991).(P)

4.2	Indenture, dated as of March 14, 2012, relating to the $250 million 9.75% Senior Secured Notes due 2019, among Office Depot, Inc., the Guarantors named therein and U.S. Bank National Association (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 15, 2012).

4.3	Supplemental Indenture, dated as of February 22, 2013, between Office Depot, Inc., eDepot, LLC, the other Guarantors party thereto and U.S. Bank National Association, relating to the 9.75% Senior Notes due 2019 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014).

4.4	Second Supplemental Indenture, dated as of November 22, 2013, between Office Depot Inc., Mapleby Holdings Merger Corporation, OfficeMax Incorporated, OfficeMax Southern Company, OfficeMax Nevada Company, OfficeMax North America, Inc., Picabo Holdings, Inc., BizMart, Inc., BizMart (Texas), Inc., OfficeMax Corp., OMX, Inc., the other Guarantors party thereto and U.S. Bank National Association, relating to the 9.75% Senior Notes due 2019 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014).

4.5	Form of Notes representing $250 million aggregate principal amount of 9.75% Senior Secured Notes due March 15, 2019 (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012).

4.6(2)	Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended (Incorporated by reference from OfficeMax Incorporated’s Registration Statement No. 33-5673 on Form S-3, filed with the SEC on May 13, 1986).(P)

4.7	Indenture dated as of December 21, 2004 by and between OMX Timber Finance Investments I, LLC, as the Issuer and Wells Fargo Bank Northwest, N.A., as Trustee (Incorporated by reference from OfficeMax Incorporated’s Registration Statement No. 333-162866 on Form S-1/A, filed with the SEC on December 14, 2009).

4.8	Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004).

4.9	Installment Note for $258,000,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004).

Exhibit Number	Exhibit

10.1	Lease Agreement dated November 10, 2006, by and between Office Depot, Inc. and Boca 54 North LLC (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 24, 2009).

10.2	First Amendment to Lease dated July 3, 2007, by and between Office Depot, Inc. and Boca 54 North LLC (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 24, 2009).

10.3	Office Depot, Inc. 2017 Long-Term Incentive Plan (Incorporated by reference from Exhibit 99.1 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 20, 2017).*

10.4	Office Depot, Inc. 2015 Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).*

10.5	Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2007 Annual Meeting of Shareholders, filed with the SEC on April 2, 2007).*

10.6	2008 Office Depot, Inc. Bonus Plan for Executive Management Employees (Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2008 Annual Meeting of Shareholders, filed with the SEC on March 13, 2008).*

10.7	Office Depot Corporate Annual Bonus Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 22, 2015).

10.8	Office Depot, Inc. Amended Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010).*

10.9	Office Depot, Inc. Amended Long-Term Equity Incentive Plan, as revised and amended effective April 21, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010).*

10.10	First Amendment to the Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).*

10.11	Form of Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 26, 2011).**

10.12	Form of Second Amended and Restated Credit Agreement, dated as of May 13, 2016, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot Inc.’s Current Report on Form 8-K, filed with the SEC on May 17, 2016).

Exhibit Number	Exhibit

10.13	Form of Second Amendment, dated as of November 6, 2017, to Second Amended and Restated Credit Agreement dated as of May 13, 2016, by and among Office Depot, Inc., certain of its subsidiaries as guarantors, the several banks and other institutions parties thereto as Lenders, JPMorgan Chase Bank, N.A., London Branch, as European administrative agent and European collateral agent, JPMorgan Chase Bank, N.A., as administrative agent and US collateral agent, Wells Fargo Bank, National Association and Bank of America, N.A., as syndication agents, and US Bank National Association, Fifth Third Bank, Sun Trust Bank and NYCB Specialty Finance Company, LLC as documentation agents (Incorporated by reference from Exhibit 10.2 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 9, 2017).

10.14	Form of Credit Agreement, dated as of November 8, 2017, by and among Office Depot, Inc., as borrower, the loan parties party thereto, the lenders party thereto, Goldman Sachs Lending Partners LLC, as administrative agent and collateral agent, and the other financial institutions party thereto (Incorporated by reference from Exhibit 10.1 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 9, 2017).

10.15	First Amendment, dated February 24, 2012, to the Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).

10.16	Form of Restricted Stock Awards for Executives (time vested) (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012).*

10.17	Form of Restricted Stock Award for Executives (performance/time vested) (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012).*

10.18	Form of Restricted Stock Award Agreement (Incorporated by reference from Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).*

10.19	Form of Restricted Stock Agreement (Directors) (Incorporated by reference from Exhibit 99.2 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 20, 2017)*

10.20	Form of Restricted Stock Unit Agreement (Directors) (Incorporated by reference from Exhibit 99.3 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 20, 2017).*

10.21	Form of Restricted Stock Unit Agreement (Executives) (Incorporated by reference from Exhibit 99.4 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 20, 2017).*

10.22	Form of AOI Performance Share Award Agreement (Executives) (Incorporated by reference from Exhibit 99.5 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 20, 2017).*

10.23	Form of TSR Performance Share Award Agreement (Executives) (Incorporated by reference from Exhibit 99.6 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 20, 2017).*

10.24	Financing Agreement by and between Office Depot BS and ABN AMRO Commercial Finance, dated September 24, 2012 (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K, filed with the SEC on February 20, 2013).

Exhibit Number	Exhibit

10.25	Amendment No. 1 to Financing Agreement by and between Office Depot BS and ABN AMRO Commercial Finance, dated September 24, 2012 (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K, filed with the SEC on February 20, 2013).

10.26	Letter Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.27	2013 Non-Qualified Stock Option Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.28	2013 Restricted Stock Unit Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.29	2013 Performance Share Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.30	Employment Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.31	First Amendment to Employment Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on August 22, 2016).*

10.35	2013 Non-Qualified Stock Option Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.36	2013 Restricted Stock Unit Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.37	Employment Agreement between the Company and Gerry P. Smith (Incorporated by reference from Office Depot Inc.’s Current Report on Form 8-K, filed with the SEC on January 30, 2017).*

10.38	2017 Non-Qualified Stock Option Award Agreement between the Company and Gerry P. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on January 30, 2017).*

10.39	2017 Restricted Stock Unit Award Agreement between the Company and Gerry P. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on January 30, 2017).*

10.40	Form of Restricted Stock Unit Award Agreement (Incorporated by reference from Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).

10.41	2013 Performance Share Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.46	Office Depot Omnibus Amendment to Outstanding Equity and Long-Term Incentive Awards (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 26, 2013).*

Exhibit Number	Exhibit

10.47	Office Depot Omnibus Amendment to 2013, 2014, 2015 and 2016 Long-Term Incentive Awards (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K/A, filed with the SEC on April 26, 2017).*

10.48	Office Depot Second Omnibus Amendment to 2016 Long-Term Incentive Awards. (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K/A, filed with the SEC on April 26, 2017).*

10.49	Form of Second Amendment, dated as of March 4, 2013, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 6, 2013).

10.50	Form of Third Amendment, dated as of November 5, 2013, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012 and the Second Amendment to the Amended and Restated Credit Agreement, dated as of March 4, 2013, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014).

10.51	Form of Fourth Amendment, dated as of May 1, 2015, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012, the Second Amendment to the Amended and Restated Credit Agreement, dated as of March 4, 2013 and the Third Amendment to the Amended and Restated Credit Agreement, dated as of November 1, 2013, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2015).

10.52	Second Amendment to 2013 Performance Share Award Agreement between Office Depot, Inc. and Roland C. Smith (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.53	Form of Agreement For Cash Settled Short-Term Performance Award For Executive Officers (Incorporated by reference from Office Depot Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2015.)

10.54	Award Agreement for 2014 Cash-Settled Performance Award between Office Depot, Inc. and Roland C. Smith (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.55	Second Amendment to 2013 Performance Share Award Agreement between Office Depot, Inc. and Stephen E. Hare (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

Exhibit Number	Exhibit

10.56	Form of 2014 Restricted Stock Award Agreement (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.57	Form of 2014 Performance Share Award Agreement (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.58	Second Amendment to the Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.59	Letter Agreement between Office Depot, Inc. and Joseph T. Lower dated December 29, 2017 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on January 4, 2018).

10.60	The Office Depot, Inc. Executive Change in Control Severance Plan effective August 1, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on August 7, 2014).

10.61	Securityholders Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004).

10.62	Fourth Amended and Restated Operating Agreement of Boise Cascade Holdings, L.L.C. (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).

10.63	Form of Office Depot Inc. Indemnification Agreement.

21	List of Office Depot, Inc.’s Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.

(P)	Paper exhibits.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February 2018.

OFFICE DEPOT, INC.

By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 28, 2018.

Signature	Capacity

/s/ GERRY P. SMITH Gerry P. Smith	Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH T. LOWER Joseph T. Lower	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MICHAEL RABINOVITCH Michael Rabinovitch	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ JOSEPH S. VASSALLUZZO Joseph S. Vassalluzzo	Chairman, Board of Directors

/s/ KRISTIN A. CAMPBELL Kristin A. Campbell	Director

/s/ CYNTHIA T. JAMISON Cynthia T. Jamison	Director

/s/ FRANCESCA RUIZ DE LUZURIAGA Francesca Ruiz de Luzuriaga	Director

/s/ V. JAMES MARINO V. James Marino	Director

/s/ DAVID M. SZYMANSKI David M. Szymanski	Director

/s/ NIGEL TRAVIS Nigel Travis	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Office Depot, Inc.

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Office Depot, Inc. and subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended December 30, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 28, 2018

We have served as the Company’s auditor since 1990.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	2017	2016	2015
Sales	$10,240	$11,021	$11,727
Cost of goods sold and occupancy costs	7,779	8,313	8,864

Gross profit	2,461	2,708	2,863

Selling, general and administrative expenses	2,022	2,242	2,425
Asset impairments	4	15	13
Merger and restructuring expenses (income), net	94	(80)	242

Operating income	341	531	183

Other income (expense):
Interest income	22	22	22
Interest expense	(62)	(80)	(91)
Loss on extinguishment of debt	—	(15)	—
Other income (expense), net	(2)	1	1

Income from continuing operations before income taxes	299	459	115
Income tax expense (benefit)	153	(220)	23

Net income from continuing operations	146	679	92
Discontinued operations, net of tax	35	(150)	(84)

Net income	$181	$529	$8

Basic earnings (loss) per common share
Continuing operations	$0.28	$1.26	$0.17
Discontinued operations	0.07	(0.28)	(0.15)

Net basic earnings per common share	$0.35	$0.98	$0.01

Diluted earnings (loss) per common share
Continuing operations	$0.27	$1.24	$0.16
Discontinued operations	0.06	(0.27)	(0.15)

Net diluted earnings per common share	$0.34	$0.96	$0.01

Dividends per common share	$0.10	$0.05	$—

The accompanying notes to consolidated financial statements are an integral part of these statements

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	2017	2016	2015
Net income	$181	$529	$8
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	25	(11)	(78)
Reclassification of foreign currency translation adjustments realized upon disposal of businesses	(1)	(164)	—
Change in deferred pension, net of $15 million, $14 million and $1 million of deferred income taxes in 2017, 2016 and 2015, respectively	28	16	1
Other	(1)	—	—

Total other comprehensive income (loss), net of tax, where applicable	51	(159)	(77)

Comprehensive income (loss)	$232	$370	$(69)

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	December 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$622	$763
Receivables, net	931	687
Inventories	1,093	1,279
Prepaid expenses and other current assets	86	102
Current assets of discontinued operations	139	142

Total current assets	2,871	2,973
Property and equipment, net	725	601
Goodwill	851	363
Other intangible assets, net	448	33
Timber notes receivable	863	885
Deferred income taxes	305	466
Other assets	260	219

Total assets	$6,323	$5,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$892	$893
Accrued expenses and other current liabilities	986	1,002
Income taxes payable	5	3
Short-term borrowings and current maturities of long-term debt	96	29
Current liabilities of discontinued operations	67	104

Total current liabilities	2,046	2,031
Deferred income taxes and other long-term liabilities	336	361
Pension and postretirement obligations, net	91	140
Long-term debt, net of current maturities	936	358
Non-recourse debt	776	798

Total liabilities	4,185	3,688

Commitments and contingencies
Redeemable noncontrolling interest	18	—

Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued shares — 610,353,994 at December 30, 2017 and 557,892,568 at December 31, 2016	6	6
Additional paid-in capital	2,711	2,618
Accumulated other comprehensive loss	(78)	(129)
Accumulated deficit	(273)	(453)
Treasury stock, at cost — 56,369,637 shares at December 30, 2017 and 42,802,998 shares at December 31, 2016	(246)	(190)

Total stockholders’ equity	2,120	1,852

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$6,323	$5,540

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	2017	2016	2015
Cash flows from operating activities of continuing operations:
Net income	$181	$529	$8
Income (Loss) from discontinued operations, net of tax	35	(150)	(84)

Net income from continuing operations	146	679	92

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159	181	253
Charges for losses on inventories and receivables	70	78	53
Asset impairments	4	15	13
Compensation expense for share-based payments	28	40	41
Loss on extinguishment of debt	—	15	—
Deferred income taxes and deferred tax asset valuation allowances	137	(231)	1
Gain on disposition of assets	(4)	(9)	(36)
Other	2	3	24
Changes in assets and liabilities:
Decrease in receivables	15	55	55
Decrease (increase) in inventories	160	56	(99)
Net decrease (increase) in prepaid expenses and other assets	2	(51)	20
Net decrease in trade accounts payable, accrued expenses and other current and other long-term liabilities	(252)	(339)	(279)

Total adjustments	321	(187)	46

Net cash provided by operating activities of continuing operations	467	492	138

Cash flows from investing activities of continuing operations:
Capital expenditures	(141)	(111)	(144)
Purchase of leased head office facility	(42)	—	—
Businesses acquired, net of cash acquired	(875)	—	(9)
Proceeds from disposition of assets and other	25	27	95

Net cash used in investing activities of continuing operations	(1,033)	(84)	(58)

Cash flows from financing activities of continuing operations:
Share purchases for taxes, net of proceeds from employee share-based transactions	(17)	—	7
Payment to extinguish capital lease obligation	(92)	—	—
Debt retirement	—	(250)	—
Debt related fees	(12)	(6)	(1)
Cash used in extinguishment of debt	—	(12)	—
Cash dividends on common stock	(53)	(26)	—
Debt issuance	728	—	—
Proceeds from issuance of borrowings	4	—	—
Net payments on long and short-term borrowings	(31)	(49)	(32)
Repurchase of common stock for treasury	(56)	(132)	—
Other financing activities	2	—	—

Net cash provided by (used in) financing activities of continuing operations	473	(475)	(26)

Cash flows from discontinued operations:
Operating activities of discontinued operations	(9)	(122)	(12)
Investing activities of discontinued operations	(68)	(70)	(16)
Financing activities of discontinued operations	(8)	5	1

Net cash used in discontinued operations	(85)	(187)	(27)
Effect of exchange rate changes on cash and cash equivalents	7	(8)	(29)
Net decrease in cash and cash equivalents	(171)	(262)	(2)
Cash and cash equivalents at beginning of period	807	1,069	1,071

Cash and cash equivalents at end of period	636	807	1,069
Cash and cash equivalents of discontinued operations	(14)	(44)	(209)

Cash and cash equivalents at the end of period — continuing operations	$622	$763	$860

Supplemental information on operating, investing, and financing activities
Cash interest paid, net of amounts capitalized and Timber notes/Non-recourse debt	$34	$63	$67
Cash taxes paid (refunded)	$18	$48	$—
Non-cash asset additions under capital leases	$5	$9	$25

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 27, 2014	551,097,537	$6	$2,556	$107	$(990)	$(58)	$1,621
Net income	—	—	—	—	8	—	8
Other comprehensive loss	—	—	—	(77)	—	—	(77)
Forfeiture of restricted stock	(80,170)	—	—	—	—	—	—
Exercise and release of incentive stock (including income tax benefits and withholding)	3,817,939	—	7	—	—	—	7
Amortization of long-term incentive stock grants	—	—	44	—	—	—	44

Balance at December 26, 2015	554,835,306	$6	$2,607	$30	$(982)	$(58)	$1,603
Net income	—	—	—	—	529	—	529
Other comprehensive loss	—	—	—	(159)	—	—	(159)
Forfeiture of restricted stock	(6,945)	—	—	—	—	—	—
Exercise and release of incentive stock (including income tax benefits and withholding)	3,064,207	—	(2)	—	—	—	(2)
Amortization of long-term incentive stock grants	—	—	39	—	—	—	39
Dividends paid on common stock	—	—	(26)	—	—	—	(26)
Repurchase of common stock	—	—	—	—	—	(132)	(132)

Balance at December 31, 2016	557,892,568	$6	$2,618	$(129)	$(453)	$(190)	$1,852
Net income	—	—	—	—	181	—	181
Other comprehensive income	—	—	—	51	—	—	51
Common stock issuance related to the CompuCom acquisition	43,758,974	—	135	—	—	—	135
Forfeiture of restricted stock	—	—	—	—	—	—	—
Exercise and release of incentive stock (including income tax benefits and withholding)	8,702,452	—	(17)	—	—	—	(17)
Amortization of long-term incentive stock grants	—	—	29	—	—	—	29
Dividends paid on common stock	—	—	(53)	—	—	—	(53)
Adjustment for adoption of accounting standard	—	—	1	—	(1)	—	—
Noncontrolling interest redemption value adjustment	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	—	—	—	—	(56)	(56)

Balance at December 30, 2017	610,353,994	$6	$2,711	$(78)	$(273)	$(246)	$2,120

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Office Depot, Inc. including consolidated subsidiaries (“Office Depot” or the “Company”) is a global supplier of office products and services. On November 8, 2017, the Company acquired CompuCom Systems, Inc. (“CompuCom”), refer to Note 2 for additional discussion over this acquisition. The Company currently operates under several brands, including Office Depot ® OfficeMax ® and CompuCom ® and utilizes several proprietary company and product brand names. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP. Office Depot currently operates through wholly-owned entities and participates in other ventures and alliances. The Company’s corporate headquarters is located in Boca Raton, FL, and the Company’s primary website is www.officedepot.com.

At December 30, 2017, the Company sold to customers through three reportable segments (or “Divisions”): Retail Division, Business Solutions Division and the CompuCom Division. The CompuCom Division was formed in conjunction with the acquisition of CompuCom and reflects the operations of that business. In September 2016, the Company’s Board of Directors committed to a plan to sell substantially all of the operations formerly presented as the International Division. Accordingly, those operations are presented herein as discontinued operations. Refer to Note 4 for Discontinued Operations information and Note 17 for Segment information.

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

Fiscal Year: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Fiscal year 2016 includes 53 weeks, with the additional week occurring in the fourth quarter; all other years presented in the Consolidated Financial Statements consisted of 52 weeks. Acquisitions made in 2017, including CompuCom and certain international locations operate on a calendar year basis; however, the reporting difference did not have a material impact in any period presented.

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

Business Combinations: The Company applies the acquisition method of accounting for acquisitions where the Company is considered the accounting acquirer in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). The Company includes the results of operations of acquired businesses in the Company’s consolidated results prospectively from the date of acquisition. The Company allocates the fair value of purchase consideration to the tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. The Company uses various valuation methodologies to estimate the fair value of assets acquired and liabilities assumed, including using a market participant perspective when applying cost, income and relief from royalty analyses, supplemented with market appraisals where appropriate. Significant judgments and estimates are required in preparing these fair

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value estimates. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and the Company and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred. Refer to Note 2 for additional information.

Discontinued Operations: In September 2016, the Company’s Board of Directors committed to a plan to sell substantially all of the international operations formerly reported as the International Division. The planned dispositions represented a strategic shift that would have a major impact on the Company’s operations and financial results and accordingly, the Company presented these operations as discontinued operations beginning in the third quarter of 2016. The Company applied held for sale accounting criteria and measured the four individual disposal groups at the lower of carrying value of fair value less costs to sell. The European business was sold on December 31, 2016, and the businesses in South Korea and mainland China were sold on April 26, 2017 and July 28, 2017, respectively. Refer to Note 4 for additional disclosures about the discontinued operations as well as the status of the disposal of the Company’s businesses in Australia and New Zealand (“Oceania”).

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

Foreign currency transaction gains or losses are recorded in the Consolidated Statements of Operations in Other income (expense), net or Cost of goods sold and occupancy costs, depending on the nature of the transaction. Foreign currency transaction gains or losses related to discontinued operations in Note 4 are presented in the loss on sale or held for sale classifications.

Cash and Cash Equivalents: All short-term highly liquid investments with original maturities of three months or less from the date of acquisition are classified as cash equivalents. Amounts in transit from banks for customer credit card and debit card transactions are classified as cash. The banks process the majority of these amounts within two business days.

Amounts not yet presented for payment to zero balance disbursement accounts of $53 million and $58 million at December 30, 2017 and December 31, 2016, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

At December 30, 2017, cash and cash equivalents from continuing operations but held outside the United States amounted to $163 million. Additionally, $14 million of cash held outside the United States was included in Current assets of discontinued operations.

Receivables: Trade receivables, net, totaled $650 million and $415 million at December 30, 2017 and December 31, 2016, respectively. An allowance for doubtful accounts has been recorded to reduce receivables to an amount expected to be collectible from customers. The allowance at December 30, 2017 and December 31, 2016 was $9 million and $12 million, respectively.

Exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the United States or internationally. No single customer accounted for more than 10% of total sales or receivables in 2017, 2016 or 2015.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other receivables were $281 million and $272 million at December 30, 2017 and December 31, 2016, respectively, of which $209 million and $223 million, respectively, are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs.

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

On December 22, 2017, President Trump signed into law the legislation generally known as Tax Cut and Jobs Act of 2017. The tax law includes significant changes to the U.S. corporate tax systems including a rate reduction from 35% to 21% beginning in January of 2018, a change in the treatment of foreign earnings going forward and a deemed repatriation transition tax. In accordance with ASC 740, “Income Taxes”, the impact of a change in tax law is recorded in the period of enactment. Refer to Note 9 for additional information on income taxes.

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

Goodwill and Other Intangible Assets: Goodwill is the excess of the cost of an acquisition over the fair value assigned to net tangible and identifiable intangible assets of the business acquired. The Company evaluates goodwill for impairment annually, as of the first day of the third quarter, or sooner if indications of possible impairment are identified. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or if the qualitative assessment indicates that the two-step quantitative analysis should be performed, the Company evaluates goodwill for impairment by comparing the fair value of a reporting unit to its carrying value, including the associated goodwill. The Company estimates the reporting unit’s fair value using discounted cash flow analysis and market-based evaluations, when available. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The Company completed its 2017 annual goodwill impairment evaluation using the qualitative assessment, and determined that it is more likely than not that the fair value of each of its reporting units exceeds the respective carrying amount. Accordingly, there was no indication of impairment, and the two-step quantitative goodwill impairment test was not performed.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets determined to have finite lives are amortized on a straight line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to the Company’s future cash flows. The Company periodically reviews its amortizable intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization or asset impairment.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually. The Company evaluates its indefinite lived intangible assets for impairment annually, as of the first day of the third quarter, or sooner if indications of possible impairment are identified. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test.

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

Facility Closure and Severance Costs: Store performance is regularly reviewed against expectations and stores not meeting performance requirements may be closed. During 2014, the Company implemented a real estate plan associated with its merger with OfficeMax (the “Real Estate Strategy”) which among other initiatives included closing 400 retail store locations; the store closures were completed in 2016. During the third quarter of 2016, the Company initiated a plan to close 300 additional underperforming retail stores over a three-year period as part of the comprehensive business review (the “Comprehensive Business Review”). Through the end of 2017, the Company closed 135 of the planned 300 retail stores. However, as part of a new omni-channel strategy, the Company has decided to significantly slow the pace of future store closures. The Company will continue to re-evaluate the store closure program on an annual basis. Refer to Note 3 for additional information.

Costs associated with facility closures, principally accrued lease costs, are recognized when the facility is no longer used in an operating capacity or when a liability has been incurred. Store assets are also reviewed for possible impairment, or reduction of estimated useful lives.

Accruals for facility closure costs are based on the future commitments under contracts, adjusted for assumed sublease benefits and discounted at the Company’s credit-adjusted risk-free rate at the time of closing. Accretion expense is recognized over the life of the contractual payments. Additionally, the Company recognizes charges to terminate existing commitments and charges or credits to adjust remaining closed facility accruals to reflect current expectations. Accretion expense and adjustments to facility closure costs are presented in the Consolidated Statements of Operations in Selling, general and administrative expenses if the related facility was closed as part of ongoing operations or in Merger and restructuring expenses (income), net, if the related facility was closed as part of a merger integration plan or restructuring plan. Refer to Note 3 for additional information on accrued expenses relating to closed facilities. The short-term and long-term components of this liability are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

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

Accrued Expenses: Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets are accrued payroll-related amounts of $180 million and $176 million at December 30, 2017 and December 31, 2016, respectively.

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

Beginning the first quarter of 2018, the Company is required to adopt a new revenue recognition standard. The new standard requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. Refer to the “New Accounting Standards,” section below for more information.

Cost of Goods Sold and Occupancy Costs: Cost of goods sold and occupancy costs include:

-	inventory costs (as discussed above);

-	outbound freight;

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

-	employee and non-employee receiving, distribution, and occupancy costs (rent), including depreciation, real estate taxes and common area costs, of inventory-holding and selling locations; and

-	identifiable employee-related costs associated with services provided to customers.

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

Merger and Restructuring Expenses (Income), net: Merger and restructuring expenses (income), net in the Consolidated Statements of Operations includes amounts related to the business acquisitions made in 2017, including CompuCom, the OfficeMax merger, the failed Staples acquisition, the Company’s 2017 multi-year strategic business transformation and the Company’s 2016 Comprehensive Business Review. The line items include charges and, where applicable, credits for components such as: acquisition related costs, employee termination and retention, transaction and integration-related professional fees, facility closure costs, gains and losses on asset dispositions, and other incremental costs directly related to these activities, which are offset by merger termination fees.

This presentation is used to separately identify these significant costs apart from expenses incurred to sell to and service the Company’s customers or that are more directly related to ongoing operations. Changes in estimates and accruals related to these activities are also reflected on this line.

Merger and restructuring expenses (income), net are not included in the measure of Division operating income. Refer to Note 3 for additional information.

Advertising: Advertising costs are charged either to Selling, general and administrative expenses when incurred or, in the case of direct marketing advertising, capitalized and amortized in proportion to the related revenues over the estimated life of the materials, which range from several months to up to one year.

Advertising expense recognized was $264 million in 2017, $272 million in 2016 and $285 million in 2015. Prepaid advertising costs were $6 million as of December 30, 2017 and $11 million as of December 31, 2016 and December 26, 2015.

Share-Based Compensation: Compensation expense for all share-based awards expected to vest is measured at fair value on the date of grant and recognized on a straight-line basis over the related service period. The Black-

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Scholes valuation model is used to determine the fair value of stock options. The fair value of restricted stock and restricted stock units, including performance-based awards, is determined based on the Company’s stock price on the date of grant. Share-based awards with market conditions, such as total shareholder return, are valued using a Monte Carlo simulation as measured on the grant date.

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

Pension and Other Postretirement Benefits: The Company sponsors certain closed U.S. and U.K. defined benefit pension plans, certain closed U.S. retiree medical benefit and life insurance plans, as well as a Canadian retiree medical benefit plan open to certain employees.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any allowances or reimbursements provided by the lessor. When required under lease agreements, estimated costs to return facilities to original condition are accrued over the lease period.

Derivative Instruments and Hedging Activities: The Company is exposed to risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. Depending on the exposure, settlement timeframe and other factors, the Company may enter into derivative transactions to mitigate those risks. The Company records derivative instruments on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded in current income or deferred in accumulated other comprehensive income, depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedging transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income until the underlying hedged transactions are recognized in earnings, at which time any deferred hedging gains or losses are also recorded in earnings. If a derivative instrument is designated as a fair value hedge, changes in the fair value of the instrument are reported in current earnings and offset the change in fair value of the hedged assets, liabilities or firm commitments. At December 30, 2017 and December 31, 2016, the fair values of derivative instruments were not considered material and the Company had no material hedge transactions in 2017, 2016 or 2015.

Redeemable noncontrolling interest: As part of the purchase of CompuCom on November 8, 2017, the Company acquired a redeemable noncontrolling equity interest in a subsidiary of CompuCom. The redeemable noncontrolling interest had an acquisition date fair value of $16 million. As the redemption of this noncontrolling interest is outside of the control of the Company, it is classified as temporary equity. Accordingly, subsequent to initial recognition, the value is adjusted to the greater of the estimated redemption value or the initial value adjusted for the Company’s share of the cumulative impact of net income (loss), other changes in accumulated other comprehensive income (loss) and additional contributions. Adjustments to the redemption value over the period from the date of acquisition to the redemption date are recorded to Additional paid-in capital, as the Company has an accumulated deficit. The fair value of the redeemable noncontrolling interest was $18 million as of December 30, 2017.

New Accounting Standards:

Standards that are not yet adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that supersedes most current revenue recognition guidance and modifies the accounting for certain costs associated with revenue generation. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to follow to achieve that principle and requires additional financial statement disclosures. The standard was originally to be effective for the Company’s first quarter of 2017. In July 2015, the FASB approved a one year extension to the required implementation date but also permitted companies to adopt the standard at the original effective date of 2017. The new revenue recognition standard may be applied retrospectively to each prior period presented or modified retrospectively with the cumulative effect recognized as of the date of adoption.

The Company will adopt the standard in the first quarter of 2018, and determined that the impact of adopting the new guidance will be immaterial to its annual and interim financial statements. The Company’s assessment included a detailed review of contracts for each of its disaggregated revenue streams and a comparison of its historical accounting policies and practices to the new standard. The Company included its recent business acquisitions in its assessment to determine the revenue recognition impact. Based on these procedures, the Company has identified minor changes related to the timing of recognition of revenues associated with its loyalty

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

program due to the impacts of the loyalty program being presented as a deferral of revenues under the new standard rather than as cost accruals as is permitted under the existing accounting rules. The Company has also identified changes to revenues from sales of third-party software that are currently reported on a gross basis, which will be reported on a net basis under the new standard, with no change in timing of recognition or impact to gross profit, earnings or cash flow. This change is expected to reduce reported sales by approximately $60 million. In addition, the Company’s balance sheet presentation of its sales return reserve will change to present a separate return asset and liability, instead of the net presentation used currently.

The Company will adopt the standard using the modified retrospective method. Under this method, the new standard will apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, the Company will recognize any difference between the recognition criteria in the new standard and the Company’s current revenue recognition practices, using a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. The Company has made modifications to its existing system that processes loyalty transactions, and will implement updates to its control processes and procedures, based on changes resulting from the new standard. The Company does not expect any such updates to materially affect the Company’s internal controls over financial reporting. The adoption of the standard will also result in increased footnote disclosure requirements including certain balance sheet accounts, disaggregation of revenue, and unsatisfied performance obligations related to its service contracts, as well as pro-forma impact of the changes described above on revenue during the first year of adoption under the modified retrospective method.

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

In March 2017, the FASB issued an accounting standards update which changes the income statement presentation of defined benefit plan expense by requiring that an employer report the service cost component of pension costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit pension cost will be presented in the income statement separately from the service cost component and outside a subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will be applied retrospectively. Early adoption is permitted. The Company expects the adoption of this accounting standard update to reduce operating income by approximately $10 million on an annual basis, and requiring the Company to reduce operating income by $14 million and $13 million for 2017 and 2016, respectively. There is no impact however on net income.

In February 2018, the FASB issued an accounting standard update to address a specific consequence of the Tax Cuts and Jobs Act. This accounting update allows a reclassification from accumulated other comprehensive

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income to retained earnings for stranded tax effects resulting from the Tax Cuts and Job Act. The standard eliminates the stranded tax effects that were created as a result of the reduction of historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The accounting update is effective January 1, 2019, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently assessing the impact of the new standard on the consolidated financial statements.

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

During the fourth quarter of 2017, the Company adopted the new accounting standards update which simplifies the test used for the goodwill impairment. Under this guidance, entities should perform their annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Entities should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 2. ACQUISITIONS

To further the Company’s new strategic direction to transform into a more business services-driven platform and strengthen its core business operations, the Company acquired five businesses during 2017, including CompuCom, a provider of information technology (“IT”) services, products and solutions to North American enterprise organizations and four small independent regional businesses in the United States.

In August 2017 and October 2017, the Company acquired the four small independent regional office supply businesses. The aggregate total purchase consideration including contingent consideration for the transactions was approximately $100 million, subject to certain customary post-closing adjustments, and were funded with cash on hand. These acquisitions will provide the Company with improved access to small, mid-market and large business customers in select geographic markets within the United States across a diverse assortment, including cleaning and breakroom, furniture and office supplies. The acquisitions were treated as purchases in accordance with ASC 805, and the Company has performed its preliminary purchase price allocation of the $100 million purchase price to the estimated fair values of assets and liabilities acquired in the transaction, including $29 million of customer relationship intangible assets, a $9 million tradename intangible asset, and $43 million of goodwill. These assets and liabilities along with the working capital balances are included in the balance sheet as of December 30, 2017. As additional information is obtained about these assets and liabilities within the

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of these companies are combined with the Company’s operating results subsequent to their purchase dates, and are included in the Business Solutions Division segment. Certain disclosures required under ASC 805, including supplemental pro forma financial information, are not provided because the operating results of the acquired businesses, in the aggregate, are not material.

On November 8, 2017, the Company completed its acquisition of CompuCom. CompuCom procures, installs and manages the lifecycle of hardware and software for businesses, and offers IT support services including remote help desk, data centers and on-site IT professionals. The acquisition of CompuCom is expected to accelerate Office Depot’s ability to pursue topline growth as it provides the opportunity to offer IT support services to all of the Company’s customers, including enterprise, small and medium sized businesses. The Company acquired all of the capital stock of CompuCom for approximately $937 million. The following table presents a summary of the purchase consideration:

(In millions)	Estimated Fair Value
Cash paid for certain CompuCom indebtedness and other liabilities(a)	$798
Cash paid for holders of in-the-money stock options of the seller	4
Issuance of Office Depot, Inc. Common Stock(b)	135

Total purchase consideration	$937

(a)

Cash paid to debt holders directly on behalf of CompuCom for Senior Notes of approximately $223 million, Term Loan of approximately $561 million, and Receivables Financing Facility of approximately $14 million.

(b)	This share consideration was derived by the issuance of 43,758,974 shares at a share price of $3.09 on November 7, 2017.

The acquisition of CompuCom is treated as a purchase in accordance with ASC 805 which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The operating results of CompuCom were combined with the Company’s operating results from the acquisition date of November 8, 2017 through December 30, 2017. The CompuCom acquisition contributed sales of $156 million and a Net loss available to common shareholders of $19 million in 2017, which was consistent with the projected financial information used as part of the purchase price allocation.

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company’s historical data to give effect to the acquisition of CompuCom as if it had occurred as of the beginning of fiscal year 2016:

	Pro Forma — Unaudited
(In millions, except per share amounts)	Year Ended December 30, 2017	Year Ended December 31, 2016(a)
Sales	$11,164	$12,134
Net income from continuing operations	$125	$529
Earnings per common share from continuing operations
Basic	$0.24	$0.91
Diluted	$0.23	$0.89

(a)	2016 fiscal year for Office Depot includes 53 weeks and for CompuCom includes 52 weeks.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unaudited consolidated pro forma financial information was prepared in accordance with the acquisition method of accounting under existing standards and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

The unaudited pro forma results have been adjusted with respect to certain aspects of the acquisition of CompuCom to reflect:

•

additional interest expense of approximately $12 million for the year ended 2017 and $21 million for the year ended 2016 resulting from (1) the elimination of interest expense on CompuCom debt extinguished as part of the transaction and (2) the inclusion of interest expense associated with the new $750 million term loan facility used to help finance the acquisition;

•

additional depreciation and amortization expenses that would have been recognized related to fair value adjustments to the CompuCom assets acquired, including definite-lived intangible assets and property and equipment; and

•	inclusion in the pro forma year 2016 of approximately $15 million acquisition transaction related costs incurred by both companies through the year ended 2017.

Pro forma adjustments are tax effected at the Company’s estimated statutory tax rate of 40% for the 2017 period and 40% for the 2016 period.

The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that might have been achieved for the periods or dates indicated, nor is it necessarily indicative of the future results of the combined company. It does not reflect cost savings expected to be realized from the elimination of certain expenses and from synergies expected to be created or the costs to achieve such cost savings or synergies, if any.

The following table presents the preliminary allocation of total purchase consideration for CompuCom to the assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and the estimates and assumptions are subject to change within the one-year measurement period as additional information is obtained. The allocation of purchase consideration is not yet complete and the amounts below may change in future periods.

(In millions)
Cash and cash equivalents	$19
Receivables	244
Inventories	24
Prepaid expenses and other current assets	21
Property and equipment	75
Intangible assets(a)	386
Other assets	9
Accounts payable	(72)
Accrued expenses and other current liabilities	(139)
Debt	(6)
Deferred income taxes and other long-term liabilities and Noncontrolling interest	(66)

Total identifiable net assets	495
Goodwill	442

Total	$937

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	Intangible assets acquired consist of customer relationships of $297 million, developed technology of $19 million, and trade names of $70 million.

Receivables are recorded at fair value which represents the amount expected to be collected. Receivables include trade receivables of approximately $228 million and vendor and other receivables of $16 million.

The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes. Goodwill is considered to represent the value associated with the workforce, new customer relationships, and synergies the two companies anticipate realizing as a combined company. The goodwill has been allocated to the CompuCom Division.

Under the guidance on accounting for business combinations, acquisition related costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Acquisition related expenses are included in the Merger and restructuring expenses (income), net line in the Consolidated Statements of Operations, and includes legal, accounting, and other third-party costs associated with the transaction. The Company incurred approximately $15 million of expenses related to the CompuCom acquisition and $0.2 million of expenses related to the acquisition of the four small companies acquired in August 2017 and October 2017. See Note 9 for discussion of income tax impacts of the acquisition.

NOTE 3. MERGER AND RESTRUCTURING ACTIVITY

In recent years, the Company has taken actions to adapt to changing and competitive conditions. These actions include acquiring businesses, closing facilities, consolidating functional activities, eliminating redundant positions, disposing of businesses and assets, and taking actions to improve process efficiencies. The expenses and any income recognized directly associated with these actions are included in Merger and restructuring expenses (income), net on a separate line in the Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service its customers. These expenses are not included in the determination of Division operating income. The table below summarizes the major components of Merger and restructuring expenses (income), net.

(In millions)	2017	2016	2015
Merger and transaction related expenses
Severance, retention, and relocation	$—	$—	$15
Transaction and integration	37	37	81
Facility closure, contract termination, and other expenses, net	5	27	44

Total Merger and transaction related expenses	42	64	140

Terminated Staples Acquisition (income) expenses
Retention	—	15	65
Transaction	—	43	37
Termination Fee	—	(250)	—

Total Terminated Staples Acquisition (income) expenses	—	(192)	102

Restructuring expenses
Severance	28	22	—
Facility closure, contract termination, professional fees and other expenses, net	24	26	—

Total Restructuring expenses	52	48	—

Total Merger and restructuring expenses (income), net	$94	$(80)	$242

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Merger and transaction related expenses

Included in the 2017 Merger and transaction related expenses in the table above are expenses associated with the acquisitions of five businesses, including CompuCom, during 2017. These expenses include $17 million of transaction and integration expenses primarily related to legal, accounting, and other third-party costs incurred by Office Depot. Such costs are being recognized as incurred. Refer to Note 2 for additional information.

Also included in the Merger and transaction related expenses in 2017 in the table above are $20 million of integration expenses and $5 million of facility closure costs associated with the 2013 OfficeMax merger. Merger and transaction related expenses in 2016 and 2015 in the table above relate to our merger with OfficeMax.

Severance, retention, and relocation expenses in 2015 include amounts incurred for the integration of staff functions and include termination benefits for certain retail and supply chain closures. Such benefits were accrued through the facility closure dates.

Facility closure, contract termination and other expenses, net primarily relate to facility closure accruals, contract termination costs, gains and losses on asset dispositions, and accelerated depreciation. In mid-2014, associated with its merger with OfficeMax, the Company developed a Real Estate Strategy which identified 400 retail stores for closure as well as a supply chain integration plan. During the second quarter of 2016, the Company completed the retail store closures under this program and completed its supply chain integration plan activities during the third quarter of 2017. During 2017 and 2016, the Company recognized gains of $6 million and $1 million, respectively, from the sale of warehouse facilities that had been classified as assets held for sale. The gains are included in Merger and restructuring expenses (income), net, as the dispositions were part of the supply chain integration associated with the merger.

Terminated Staples Acquisition

On February 4, 2015, Staples and the Company announced that the companies had entered into the Staples Merger Agreement, under which Staples would acquire all of the outstanding shares of Office Depot and the Company would become a wholly owned subsidiary of Staples.

On May 10, 2016, the U.S. District Court for the District of Columbia granted the United States Federal Trade Commission’s request for a preliminary injunction against the proposed acquisition, and as a result, the companies terminated the Staples Merger Agreement on May 16, 2016. Per the terms of the termination agreement, Staples paid Office Depot a Termination Fee of $250 million in cash on May 19, 2016, which is included in Merger and restructuring expenses (income), net in the Consolidated Statements of Operations and in Net cash provided by operating activities of continuing operations in the Consolidated Statements of Cash Flows for 2016.

The expenses incurred in 2016 as reflected in the table above include retention accruals and transaction costs, including costs associated with regulatory filings and professional fees, offset by the Termination Fee payment. The Staples Merger Agreement was terminated on May 16, 2016, and no further expenses are expected.

Restructuring expenses

During 2017, the Company announced a multi-year strategic transformation to pivot from a traditional office product retailer to a broader omni-channel business services, product and technology provider which included the acquisition of CompuCom. As part of the new strategy, the Company will expand its technology and business service offerings and accelerate the offering of new subscription-based services, including expanding its service offering to address the needs of small businesses. As part of this multi-year strategic shift, the Company

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

anticipates incurring additional costs over the next few years including professional fees, severance and other related cost. Included in restructuring expenses in 2017 in the table above are professional fees associated with this restructuring plan.

Also included in restructuring expense in 2017 is $50 million of restructuring costs associated with the Comprehensive Business Review strategy announced in August 2016. The Comprehensive Business Review among other things, included a plan to close approximately 300 additional retail stores in North America over a three-year period, and to lower operating and general and administrative expenses through efficiencies and organizational optimization. The Company incurred approximately $98 million in costs to implement the cost savings programs in 2017 and 2016.

Expenses associated with implementing the Comprehensive Business Review include severance, facility closure costs, contract termination, accelerated depreciation, professional fees, relocation and disposal gains and losses, as well as other costs associated with the store closures. The Company has completed 135 of the planned 300 retail store closures since announcing this initiative. The Company will continue to re-evaluate the store closure program on an annual basis. Severance costs related to planned store closures are being accrued through the anticipated facility closure or termination date and consider timing, terms of existing severance plans, expected employee turnover and attrition. Restructuring expenses also include severance and reorganization costs associated with reductions in staff functions that continued into 2017. No additional severance and organization costs associated with the Comprehensive Business Review plan are expected beyond Fiscal 2017.

Asset impairments related to the restructuring initiatives are not included in the table above. Refer to Note 15 for further information.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Merger and Restructuring Accruals

The activity in the merger and restructuring accruals in 2017 and 2016 is presented in the table below. Of the total $94 million expense presented in Merger and restructuring expenses (income), net in the 2017 Consolidated Statements of Operation, $65 million is related to Merger and restructuring liabilities and are included as Charges incurred in the table below. The remaining $29 million expense is comprised of $20 million of Merger transaction and integration expenses and $15 million in property expenses, professional fees, non-cash items and other expenses, partially offset by a $6 million gain on the disposition of warehouse facilities which were part of the supply chain integration associated with the OfficeMax merger. For 2016, the total of $(80) million in income presented in Merger and restructuring expenses (income), net in the 2016 Consolidated Statements of Operation includes the $250 million Termination Fee income. There were $170 million of expense incurred in 2016 of which $75 million relate to Merger and restructuring liabilities and are included as Charges incurred in the table below. The remaining $95 million expense is comprised of $43 million for Staples Acquisition transactions expenses, $37 million of Merger transaction and integration expenses and $15 million in property expenses, professional fees, non-cash items and other expenses. These charges are excluded from the table below because they are expensed as incurred, non-cash, or otherwise not associated with the merger and restructuring balance sheet accounts.

(In millions)	Beginning Balance	Charges Incurred	Cash Payments	Other Adjustments	Ending Balance
2017
Termination benefits:
Merger-related accruals	$5	$1	$(5)	$—	$1
Comprehensive Business Review	8	28	(32)	—	4
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	40	5	(29)	—	16
Comprehensive Business Review	13	14	(18)	—	9
Acquisition related accruals	—	17	(15)	—	2

Total	$66	$65	$(99)	$—	$32

2016
Termination benefits:
Merger-related accruals	$16	$—	$(9)	$(2)	$5
Comprehensive Business Review	—	19	(11)	—	8
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	77	22	(62)	3	40
Comprehensive Business Review	—	19	(6)	—	13
Staples acquisition related accruals	64	15	(79)	—	—

Total	$157	$75	$(167)	$1	$66

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

NOTE 4. DISCONTINUED OPERATIONS

In the third quarter of 2016, the Company’s Board of Directors approved a plan to sell substantially all of the operations of the former International Division through four disposal groups (Europe, South Korea, Oceania and

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

mainland China). Collectively, these dispositions represent a strategic shift that has a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. The Company is presenting the operating results and cash flows of these disposal groups within discontinued operations through their respective dates of disposal, including all prior periods. The assets and liabilities of the disposal groups remaining at the end of each period are presented as current assets and liabilities of discontinued operations in the Consolidated Balance Sheets. Certain portions of the former International Division assets and operations are being retained and, therefore, remain in continuing operations. The retained operations are presented as Other in Note 17, Segment Information.

Europe

On December 31, 2016, the Company closed the sale of its European business operations (the “European Business”) to The AURELIUS Group (the “Purchaser”), resulting in a pre-tax loss on sale of $108 million. The transaction was structured as an equity sale with the Purchaser acquiring the European Business with its operating assets and liabilities. During 2017, the Company recorded approximately $8 million of additional costs associated with the sale of the European Business, which are included in Net gain (loss) on sale of discontinued operations in the table below.

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

The SPA contains customary warranties of the Company and the Purchaser, with the Company’s warranties limited to an aggregate of EUR 10 million. The Company monitors its estimated exposure to liabilities under the warranties under the SPA, and as of December 30, 2017, the Company believes it has made adequate provisions for its potential exposures related to these warranties. The Company will continue to provide various transition and product sourcing services to the Purchaser for a period of up to 24 months following the closing date under a separate agreement. The proceeds and related costs from these services are not material and are presented in Other income (expense), net as part of continuing operations in the Consolidated Statements of Operations. Also, as part of the disposition, the Company retained responsibility for the frozen defined benefits pension plan in the United Kingdom, which is now included in continuing operations.

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

South Korea

The sale of the Company’s business in South Korea was completed on April 26, 2017. The transaction was structured and accounted for as an equity sale. Disposition of the business in South Korea resulted in a pre-tax gain on sale of $12 million during the second quarter of 2017, which has been reflected in Net gain (loss) on sale of discontinued operations in the table below.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

China

The sale of the Company’s business in mainland China was completed on July 28, 2017. The transaction was structured and accounted for as an equity sale. Prior to its sale, the Company had recorded a reduction of $10 million in 2017 to the carrying amount of its China Business based on its updated estimates of fair value less cost to sell.

The adjustment is included in Net (increase) reduction of loss on discontinued operations held for sale for 2017 in the table below. The disposition of the business in mainland China in the third quarter of 2017 resulted in a gain of $1 million, which is included in Net gain (loss) on sale of discontinued operations for 2017 in the table below, resulting in a cumulative loss of $9 million.

Oceania

On April 18, 2017, the Company entered into a definitive sale and purchase agreement to sell the Company’s Australian and New Zealand business operations, subject to regulatory approval. The transaction is structured and will be accounted for as an equity sale. The Company recorded adjustments of $58 million during 2017 to its carrying amount of this disposal group that is held for sale based on its updated estimates of fair value less cost to sell. The adjustments resulted in a reduction in the related valuation allowance and are included in the Net (increase) reduction of loss on discontinued operations held for sale in the table below. The adjusted carrying amount does not exceed the carrying amount at the time these operations were initially classified as held for sale. Until the closing date, the Company has agreed to operate the Australian and New Zealand businesses in the ordinary course.

On November 2, 2017, the Commerce Commission of New Zealand (the “Commerce Commission”) filed proceedings in the High Court at Auckland seeking to enjoin the contemplated transaction. The Commerce Commission has applied to consolidate its proceedings with those initiated by an office supply competitor in New Zealand. The parties requested the High Court to vacate the interim injunction hearing and proceed to trial. The trial date is not yet scheduled. Also in November 2017, the Australian Competition and Consumer Commission announced that it would not oppose the sale of the Company’s Australian business. As a result, in February 2018, subsequent to the Company’s year-end, the Company and the purchaser amended the sale and purchase agreement to sell the Australian and New Zealand businesses in two separate transactions. On February 5, 2018, the sale of the Australian business was completed. The Company will provide certain transitional services to the purchaser until the sale of the New Zealand business is settled.

The purchaser has expressed their intention to continue to challenge the actions of the Commerce Commission, and has placed in escrow $7 million in connection with the amendment of the sale and purchase agreement. In addition, the purchaser had previously paid the Company $8 million in 2017 to extend the original purchase agreement which was to be applied to the purchase price when the transaction was completed or, if not successfully completed, be treated as a break fee. This amount is presented in Accrued expenses and current liabilities in the Consolidated Balance Sheet. Both the $7 million in escrow and the previous $8 million received by the Company will be applied to the purchase price of New Zealand when the transaction is completed or, if not successfully completed for certain reasons, be treated as a break fee. The Company currently remains committed to completing the sale as soon as practicable. Completion of the sale of the Company’s New Zealand business operations may be for amounts different from the current estimates and will be evaluated each reporting period until the disposition is complete.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The major components of Discontinued operations, net of tax presented in the Consolidated Statements of Operations are presented below. The results include the operations of the businesses sold up to the dates of sale.

(In millions)	2017	2016	2015
Sales	$512	$2,564	$2,758
Cost of goods sold and occupancy costs	411	2,019	2,119
Operating expenses	102	573	617
Asset impairments	—	90	—
Restructuring charges	2	11	90
Interest income	1	1	2
Interest expense	—	(5)	(2)
Other expense, net	—	(2)	—
Net (increase) reduction of loss on discontinued operations held for sale	44	(115)	—
Net gain (loss) on sale of discontinued operations	4	(108)	—
Income tax expense (benefit)	11	(208)	16

Discontinued operations, net of tax	$35	$(150)	$(84)

The tax benefit associated with discontinued operations differs from the statutory rate due to the mix of earnings and losses in the various jurisdictions, the impact of various permanent items and other factors.

Assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets at December 30, 2017, and December 31, 2016 are included in the following table. The sales of the South Korean and mainland China businesses were completed in April 2017 and July 2017, respectively, and therefore the assets and liabilities of those businesses are not included in the December 30, 2017 period presented below. Additionally, as the sale of the European Business was completed before year-end 2016, the assets and liabilities of that business are not included in either period presented below.

(In millions)	December 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$14	$44
Receivables, net	64	88
Inventories	78	82
Prepaid expenses and other current assets	4	4
Property and equipment, net	31	31
Other assets	3	6
Valuation allowance	(55)	(113)

Current assets of discontinued operations	$139	$142

Liabilities
Trade accounts payable	$38	$60
Accrued expenses and other current liabilities	24	27
Income taxes payable	—	2
Short-term borrowings and current maturities of long-term debt	—	9
Deferred income taxes and other long-term liabilities	5	6

Current liabilities of discontinued operations	$67	$104

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of:

(In millions)	December 30, 2017	December 31, 2016
Land	$59	$46
Buildings	287	279
Computer software	512	460
Leasehold improvements	640	672
Furniture, fixtures and equipment	733	678
Construction in progress	37	30

	2,268	2,165
Less accumulated depreciation	(1,543)	(1,564)

Total	$725	$601

The above table of property and equipment includes assets held under capital leases as follows:

(In millions)	December 30, 2017	December 31, 2016
Buildings	$42	$191
Furniture, fixtures and equipment	87	85

	129	276
Less accumulated depreciation	(96)	(165)

Total	$33	$111

The reduction in capital lease in 2017 primarily reflects the acquisition of the Company’s corporate headquarters in Boca Raton, FL.

Depreciation expense was $111 million in 2017, $124 million in 2016, and $172 million in 2015.

Included in computer software and construction in progress above are capitalized software costs of $545 million and $476 million at December 30, 2017 and December 31, 2016, respectively. The unamortized amounts of the capitalized software costs are $122 million and $89 million at December 30, 2017 and December 31, 2016, respectively. Amortization of capitalized software costs totaled $39 million, $47 million and $67 million in 2017, 2016 and 2015, respectively. Software development costs that do not meet the criteria for capitalization are expensed as incurred.

Estimated future amortization expense related to capitalized software at December 30, 2017 is as follows:

(In millions)
2018	$48
2019	36
2020	19
2021	11
2022	6
Thereafter	2

The weighted average remaining amortization period for capitalized software is 3 years.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other assets held for sale

Certain facilities that were part of continuing operations, but had been identified for closure through integration and other activities, were accounted for as assets held for sale. Assets held for sale primarily consisted of supply chain facilities and were presented in Prepaid expenses and other current assets in the Consolidated Balance Sheets at December 31, 2016. The assets held for sale activity in 2017 is presented in the table below.

(In millions)
Balance as of December 31, 2016	$23
Dispositions	(23)

Balance as of December 30, 2017	$—

Gain on dispositions associated with the OfficeMax merger or restructuring activities are recognized at the Corporate level and included when realized in Merger and restructuring expenses (income), net in the Consolidated Statements of Operations. Losses, if any, are recognized when classified as held for sale. Gains or losses associated with dispositions of properties not associated with Merger or restructuring activities will be presented as a component of operations when the related accounting criteria are met. Refer to Note 3 for further information on Merger and restructuring expenses (income), net.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The components of goodwill by segment are provided in the following table:

(In millions)	Retail Division	Business Solutions Division	CompuCom Division	Total
Balance as of December 26, 2015 and December 31, 2016	$78	$285	$—	$363

Acquisitions	—	43	442	485
Foreign currency rate impact	—	—	3	3
Purchase accounting adjustments	—	—	—	—

Balance as of December 30, 2017	$78	$328	$445	851

Goodwill in the Business Solutions Division in the table above is net of $349 million of accumulated impairment loss recognized in 2008, and includes contingent consideration.

Indefinite-Lived Intangible Assets

The Company had $79 million of trade names and $3 million of other indefinite-lived intangible assets as of December 30, 2017, which were all acquired in 2017 and are included in Other intangible assets, net in the Consolidated Balance Sheets.

Definite Intangible Assets

Definite-lived intangible assets are reviewed periodically to determine whether events and circumstances indicate the carrying amount may not be recoverable or the remaining period of amortization should be revised. In connection with implementing the Real Estate Strategy and the Comprehensive Business Review, the Company

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized impairment charges associated with favorable leases at closing locations in 2017, 2016 and 2015 totaling $2 million, $7 million and $1 million, respectively. These impairment charges are presented in Asset impairments in the Consolidated Statements of Operations. Refer to Note 15 for additional information on fair value measurement.

Definite-lived intangible assets, which are included in Other intangible assets, net in the Consolidated Balance Sheets, are as follows:

	December 30, 2017
(In millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$399	$(60)	$339
Technology	19	(1)	18
Favorable leases	16	(7)	9

Total	$434	$(68)	$366

	December 31, 2016
(In millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$74	$(53)	$21
Favorable leases	18	(6)	12

Total	$92	$(59)	$33

Definite-lived intangible assets generally are amortized using the straight-line method. The pattern of benefit associated with one customer relationship asset recognized as part of the OfficeMax merger warranted a three-year accelerated declining balance method, and was fully amortized as of December 30, 2017. Favorable leases are amortized using the straight-line method over the lives of the individual leases, including option renewals anticipated in the original valuation. The remaining weighted average amortization periods for customer relationships, technology, and favorable leases are 16 years, 2.5 years, and 16 years, respectively, and 15 years in the aggregate.

Amortization of intangible assets was $9 million in 2017, $10 million in 2016 and $13 million in 2015. Intangible assets amortization expenses are included in the Consolidated Statements of Operations in Selling, general and administrative expenses. Amortization of favorable leases is included in rent expense. Refer to Note 10 for further detail.

Estimated future amortization expense for the intangible assets is as follows:

(In millions)
2018	$32
2019	31
2020	26
2021	23
2022	23
Thereafter	231

Total	$366

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. TIMBER NOTES/NON-RECOURSE DEBT

As part of the OfficeMax merger, the Company also acquired credit-enhanced timber installment notes with an original principal balance of $818 million (the “Installment Notes”) that were part of the consideration received in exchange for OfficeMax’s sale of timberland assets in October 2004. The Installment Notes were issued by a single-member limited liability company formed by affiliates of Boise Cascade, L.L.C. (the “Note Issuers”). The Installment Notes are non-amortizing obligations bearing interest at 4.98% and maturing in 2020. In order to support the issuance of the Installment Notes, the Note Issuers transferred a total of $818 million in cash to Wells Fargo & Company (“Wells Fargo”) (which at the time was Wachovia Corporation). Wells Fargo issued a collateral note (the “Collateral Note”) to the Note Issuers. Concurrently with the issuance of the Installment Notes and the Collateral Note, Wells Fargo guaranteed the respective Installment Notes and the Note Issuers pledged the Collateral Note as security for the performance of the obligations under the Installment Notes. As all amounts due on the Installment Notes are current and the Company has no reason to believe that the Company will not be able to collect all amounts due according to the contractual terms of the Installment Notes, the Installment Notes are reported as Timber Notes in the Consolidated Balance Sheets in the amount of $863 million and $885 million at December 30, 2017 and December 31, 2016, respectively, which represents the original principal amount of $818 million plus a fair value adjustment recorded through purchase accounting in connection with the merger. The premium is amortized under the effective interest method as a component of interest income through the maturity date.

Also as part of the OfficeMax merger, the Company acquired non-recourse debt that OfficeMax issued under the structure of the timber note transactions. In December 2004, the interests in the Installment Notes and related guarantee were transferred to wholly-owned bankruptcy remote subsidiaries in a securitization transaction. The subsidiaries pledged the Installment Notes and related guarantee and issued for cash securitized notes (the “Securitization Notes”) in the amount of $735 million supported by the Wells Fargo guaranty. Recourse on the Securitization Notes is limited to the proceeds of the applicable pledged Installment Notes and underlying Wells Fargo guaranty, and therefore there is no recourse against the Company. The Securitization Notes are non-amortizing and pay interest of 5.42% through maturity in 2019. The Securitization Notes are reported as Non-recourse debt in the Company’s Consolidated Balance Sheets in the amount of $776 million and $798 million at December 30, 2017 and December 31, 2016, respectively, which represents the original principal amount of $735 million plus a fair value adjustment recorded through purchase accounting in connection with the merger. The premium is amortized under the effective interest method as a component of interest expense through the maturity date. Refer to Note 8 for additional information.

The Installment Notes and related Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes.

The sale of the timberlands in 2004 generated a tax gain for OfficeMax and a related deferred tax liability was recognized. The timber installment notes structure allowed the deferral of the resulting tax liability until 2020, the maturity date for the Installment Notes. At December 30, 2017, there is a deferred tax liability of $172 million related to the Installment Notes that will become due upon maturity.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. DEBT

Debt consists of the following:

(In millions)	December 30, 2017	December 31, 2016
Recourse debt:
Short-term borrowings and current maturities of long-term debt:
Capital lease obligations	$15	$27
Other current maturities of long-term debt	81	2

Total	$96	$29

Long-term debt, net of current maturities:
Term Loan, due 2022	$675	$—
Unamortized debt issuance cost and discount	(33)	—

Term Loan, due 2022, net	642	—

Revenue bonds, due in varying amounts periodically through 2029	186	186
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	14
Capital lease obligations	49	146
Other financing obligations	45	12

Total	$936	$358

Non-recourse debt:
5.42% Securitization Notes, due 2019 — Refer to Note 7	$735	$735
Unamortized premium	41	63

Total	$776	$798

The Company was in compliance with all applicable financial covenants of existing loan agreements at December 30, 2017.

Amended Credit Agreement

On May 25, 2011, the Company entered into an Amended and Restated Credit Agreement with a group of lenders. Additional amendments to the Amended and Restated Credit Agreement have been entered into and were effective February 2012, March 2013, November 2013, May 2015, May 2016, December 2016, and November 2017 (the Amended and Restated Credit Agreement including all amendments is referred to as the “Amended Credit Agreement”). The Amended Credit Agreement provides for an asset based, multi-currency revolving credit facility of up to $1.2 billion (the “Facility”). The Amended Credit Agreement also provides that the Facility may be increased by up to $250 million, subject to certain terms and conditions, including obtaining increased commitments from existing or new lenders. The amount that can be drawn on the Facility at any given time is determined based on percentages of certain accounts receivable, inventory and credit card receivables (the “Borrowing Base”). The Facility includes a sub-facility of up to $200 million which is available to the Company and certain of the Company’s Canadian subsidiaries. Certain of the Company’s domestic subsidiaries guarantee the obligations under the Facility (the “Domestic Guarantors”). The Amended Credit Agreement also provides for a letter of credit sub-facility of up to $400 million, as well as a swingline loan sub-facility of up to

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$125 million to the Company. All loans borrowed under the Facility may be borrowed, repaid and reborrowed from time to time until the maturity date of May 13, 2021 as provided in the Amended Credit Agreement.

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

The Facility also includes provisions whereby if the global availability is less than $150 million, the Company’s cash collections go first to the agent to satisfy outstanding borrowings. Further, if total availability falls below $125 million, a fixed charge coverage ratio test is required. Any event of default that is not cured within the permitted period, including non-payment of amounts when due, any debt in excess of $25 million becoming due before the scheduled maturity date, or the acquisition of more than 40% of the ownership of the Company by any person or group, within the meaning of the Securities and Exchange Act of 1934, could result in a termination of the Facility and all amounts outstanding becoming immediately due and payable.

At December 30, 2017, the Company had $922 million of available credit under the Facility based on the December 2017 Borrowing Base certificate. At December 30, 2017, no amounts were outstanding under the Facility. Letters of credit outstanding under the Facility totaled $77 million. There were no borrowings under the Facility during 2017.

Term Loan

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

The Term Loan Credit Agreement is fully and unconditionally guaranteed by substantially all of the Company’s direct and indirect U.S. subsidiaries, including CompuCom and substantially all of its U.S. subsidiaries, subject to certain exceptions (collectively, the “Guarantors”). The obligations under the Term Loan Credit Agreement are secured by a security interest in substantially all of the assets of the Company and the Guarantors, subject to certain exceptions. Pursuant to an intercreditor agreement, the lenders and other secured parties under the Term Loan Credit Agreement have a first priority lien on certain assets constituting term priority collateral, and a second priority lien on certain assets constituting priority collateral for the Amended Credit Agreement.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The loans under the Term Loan Credit Agreement amortize quarterly beginning March 15, 2018 at the rate of $19 million per quarter, with the balance payable at maturity. The Term Loan Credit Agreement also requires mandatory prepayments in connection with certain asset sales, subject to certain exceptions, as well as additional mandatory prepayments from specified percentages of the Company’s excess cash flow. Additionally, the Term Loan Credit Agreement requires the Company to pay a prepayment fee of (a) 2.00% or (b) 1.00% if the loans thereunder are voluntarily repaid (i) on or prior to the first anniversary of the closing date of the Term Loan Credit Agreement, or (ii) after such date but on or prior to the second anniversary of the closing date of the Term Loan Credit Agreement.

The Term Loan Credit Agreement contains representations and warranties, events of default, and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends subject to compliance with an annual limit, repurchase common stock, create liens, incur additional indebtedness, make investments, dispose of assets, and merge or consolidate with any other person. In addition, a minimum liquidity maintenance covenant, requiring the Company and its restricted subsidiaries to retain unrestricted cash, cash equivalents, and availability under the Company’s Amended Credit Agreement in an aggregate amount of at least $400 million, will apply at any time that the Company’s senior secured leverage ratio is greater than 1.50:1.00 and will be calculated quarterly. As of December 30, 2017, the Company’s leverage ratio was 1.16:1.00.

Other Short- and Long-Term Debt

As a result of the OfficeMax merger, the Company assumed the liability for the amounts in the table above related to the (i) Revenue bonds, due in varying amounts periodically through 2029, and (ii) American & Foreign Power Company, Inc. 5% debentures, due 2030.

Capital Lease Obligations

Capital lease obligations relate to buildings and equipment.

Other Financing Obligations

The Company, as part of its acquisition of CompuCom, assumed financing obligations related to sale-leaseback transactions on two of CompuCom’s corporate facilities that, due to continuing economic involvement in the facilities, did not comply with the provisions for sale-leaseback accounting and as a result are treated as other financing obligations. As of December 30, 2017, other financing obligations included $34 million related to the principal financing obligations associated with these two transactions. The remaining $11 million of other financing obligations related to various other debt financing obligations.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Schedule of Debt Maturities

Aggregate annual maturities of recourse debt, capital lease, and other financing obligations are as follows:

(In millions)
2018	$104
2019	97
2020	100
2021	89
2022	486
Thereafter	251

Total	1,127
Less interest on capital leases and sale-leaseback transactions included in other financing obligations	(62)

Total	1,065
Less:
Current portion	(96)
Unamortized debt issuance cost and discount	(33)

Total long-term debt	$936

The “Thereafter” line of the schedule of debt maturities table above includes $23 million of noncash obligation related to the sale-leaseback transactions treated as other financing obligations. Additionally, excluded from the table above is approximately $1 million per year or $6 million over the lease term of land lease expense associated with the two sale-leaseback transactions treated as other financing obligations.

Non-Recourse Debt

Refer to Note 7 for further information on non-recourse debt.

NOTE 9. INCOME TAXES

The components of income from continuing operations before income taxes consisted of the following:

(In millions)	2017	2016	2015
United States	$295	$445	$122
Foreign	4	14	(7)

Total income from continuing operations before income taxes	$299	$459	$115

The income tax expense related to income from continuing operations consisted of the following:

(In millions)	2017	2016	2015
Current:
Federal	$4	$17	$18
State	3	6	4
Foreign	9	3	1
Deferred:
Federal	152	(210)	(1)
State	(17)	(37)	2
Foreign	2	1	(1)

Total income tax expense (benefit)	$153	$(220)	$23

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of income taxes at the U.S. Federal statutory rate to the provision for income taxes:

(In millions)	2017	2016	2015
Federal tax computed at the statutory rate	$105	$160	$40
State taxes, net of Federal benefit	12	(20)	5
Foreign income taxed at rates other than Federal	2	—	6
Increase (decrease) in valuation allowance	(36)	(349)	(46)
Non-deductible Merger expenses	3	—	11
Other non-deductible expenses	—	3	4
Non-taxable income and additional deductible expenses	(4)	(13)	(2)
Change in unrecognized tax benefits	—	(3)	—
Impact of Tax Reform	68	—	—
Impact of stock compensation shortfall	3	—	—
Repatriation of foreign earnings	3	—	6
Subpart F and dividend income, net of foreign tax credits	—	2	1
Other items, net	(3)	—	(2)

Income tax expense (benefit)	$153	$(220)	$23

The Company’s effective tax rates have varied considerably from period to period as a result of several factors, including 1) the mix of income and losses across U.S. and non-U.S. jurisdictions, and 2) the recognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2017 and 2016 the majority of our deferred tax assets that previously were not realizable, became realizable, thereby, causing significant reductions in previously established valuation allowances. These factors have resulted in the Company’s effective tax rates being 51% for 2017, (48%) for 2016 and 20% for 2015, respectively.

On December 22, 2017, President Trump signed into law the legislation generally known as Tax Cut and Jobs Act of 2017. The tax law includes significant changes to the U.S. corporate tax systems including a rate reduction from 35% to 21% beginning in January of 2018, a change in the treatment of foreign earnings going forward and a deemed repatriation transition tax. In accordance with ASC 740, “Income Taxes”, the impact of a change in tax law is recorded in the period of enactment. During the fourth quarter of 2017, the Company recorded a material, non-cash, change in its net deferred income tax balances of approximately $68 million related to the tax rate change. The Company estimates that its deemed repatriation liability will not be material due to its limited International operations.

During the third quarter of 2017 and 2016, the Company concluded that it was more likely than not that a benefit from a significant portion of its U.S. federal and state deferred tax assets would be realized. These conclusions were based on detailed evaluations of all available positive and negative evidence and the weight of such evidence, the current financial position and results of operations for the current and preceding years, and the expectation of continued earnings. The Company determined that approximately $36 million of its U.S. federal and state valuation allowance should be reduced in 2017. The Company determined that approximately $382 million of its U.S. federal and state valuation allowance should be reduced in 2016.

The Company operates in several foreign jurisdictions with income tax rates that differ from the U.S. Federal statutory rate, which resulted in an expense for all years presented in the effective tax rate reconciliation. Significant foreign tax jurisdictions for which the Company realized such expense are Canada and Puerto Rico after the sale of the other international operations.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred income tax assets and liabilities consisted of the following:

(In millions)	December 30, 2017	December 31, 2016
U.S. and foreign loss carryforwards	$253	$275
Deferred rent credit	33	61
Pension and other accrued compensation	50	134
Accruals for facility closings	8	29
Inventory	13	20
Self-insurance accruals	24	29
Deferred revenue	20	24
U.S. and foreign income tax credit carryforwards	237	197
Allowance for bad debts	4	5
Accrued expenses	19	28
Basis difference in fixed assets	46	69
Other items, net	—	5

Gross deferred tax assets	707	876
Valuation allowance	(144)	(140)

Deferred tax assets	563	736

Internal software	6	5
Installment gain on sale of timberlands	172	260
Intangibles	96	—
Undistributed foreign earnings	5	8

Deferred tax liabilities	279	273

Net deferred tax assets	$284	$463

As of December 30, 2017, and December 31, 2016, deferred income tax liabilities amounting to $21 million and $3 million, respectively, are included in Deferred income taxes and other long-term liabilities.

As of December 30, 2017, the Company has utilized all of its U.S. Federal net operating loss (“NOL”) carryforwards with the exception the NOLs acquired as part of the CompuCom acquisition. The Company has $155 million of Federal, $98 million of foreign and $1.3 billion of state NOL carryforwards. Of the Federal NOL carryforwards, $5 million will expire in 2018 with the remainder expiring between 2019 and 2033. Of the foreign NOL carryforwards, $41 million can be carried forward indefinitely, none will expire in 2018 and the remaining balance will expire between 2019 and 2037. Of the state NOL carryforwards, $15 million will expire in 2018, and the remaining balance will expire between 2019 and 2037. The Company has Federal capital loss carryover available to offset future capital gains generated of $559 million which expires in 2021 and 2022, and state capital loss carryforwards of $519 million which expire in 2021 and 2022. The Company also has $89 million of U.S. Federal alternative minimum tax credit carryforwards, which can be used to reduce future regular federal income tax, if any, over an indefinite period. In addition, due to the enactment of new legislation, a portion of the credits can be refunded in future tax years.

Additionally, the Company has $134 million of U.S. Federal foreign tax credit carryforwards, which expire between 2019 and 2027, and $14 million of state and foreign tax credit carryforwards, $2 million of which can be carried forward indefinitely, and the remaining balance will expire between 2023 and 2027.

As of December 30, 2017, the Company has not triggered an “ownership change” as defined in Internal Revenue Code Section 382 or other similar provisions that would limit the use of NOL and tax credit carryforwards.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

However, the Company did acquire certain NOLs and other credit carryforwards that may be limited as a result of the purchase. However, if the Company were to experience an ownership change in future periods, the Company’s deferred tax assets and income tax expense may be negatively impacted. Deferred income taxes have been provided on all undistributed earnings of foreign subsidiaries.

The following summarizes the activity related to valuation allowances for deferred tax assets:

(In millions)	2017	2016	2015
Beginning balance	$140	$522	$571
Additions, charged to expense	4	—	—
Acquired via Merger	1	—	—
Impact of Tax Reform	40	—	—
Reductions	(41)	(382)	(49)

Ending balance	$144	$140	$522

The Company had significant deferred tax assets in the U.S. against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. The establishment of valuation allowances requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. An accumulation of recent pre-tax losses is considered strong negative evidence in that evaluation. As of the third quarter of 2016, the Company concluded that it was more likely than not that a benefit from a substantial portion of its U.S. federal and state deferred tax assets would be realized. This conclusion was based on a detailed evaluation of all available positive and negative evidence and the weight of such evidence, the current financial position and results of operations for the current and preceding years, and the expectation of continued earnings. The Company determined that approximately $382 million of its U.S. federal and state valuation allowance should be reduced in 2016.

After the 2016 reduction, the Company had a U.S. valuation allowance for certain U.S. federal credits and certain state tax attributes. The remaining valuation allowances relate to deferred tax assets that require certain types of income or for income to be earned in certain jurisdictions in order to be realized. It is reasonably possible that a portion of the remaining valuation allowance may be released in the future based upon continued profitability. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods.

The Company’s total valuation allowance increased during 2017 due to several factors. A portion of the deferred assets acquired as part of the CompuCom deal had existing valuation allowances that increased the Company’s balance. The Company recognized a net income tax benefit of $36 million associated with the reduction of valuation allowances in the U.S. federal and state jurisdictions offset by the establishment of valuation allowances in the U.S. and certain jurisdictions that the Company does not expect to be profitable. As a result of the recently enacted legislation, the Company reestablished a valuation allowance of $40 million on certain of its Federal credits offset by a reduction in the required valuation allowances due to the statutory rate change.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2017	2016	2015
Beginning balance	$14	$18	$22
Increase related to current year tax positions	—	1	1
Increase related to merger	8	—	1
Decrease related to prior year tax positions	(1)	—	(5)
Decrease related to lapse of statute of limitations	—	—	(1)
Decrease related to settlements with taxing authorities	(1)	(5)	—

Ending balance	$20	$14	$18

Due to the completion of the Internal Revenue Service (“IRS”) examination for 2014, the Company’s balance of unrecognized tax benefits decreased by $4 million during 2016, which did impact income tax expense by $3 million due to an offsetting change in valuation allowance. Included in the balance of $20 million at December 30, 2017, are $10 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The difference of $10 million primarily results from tax positions which if sustained would be offset by changes in deferred tax assets. It is not anticipated that certain tax positions will be resolved within the next 12 months, which would decrease the Company’s balance of unrecognized tax benefits. As part of the CompuCom acquisition, the Company’s unrecognized tax benefits increased by $8 million. Approximately, $3 million of the unrecognized tax benefit is currently covered under an indemnification agreement with a predecessor owner of CompuCom. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. The Company recognized immaterial interest and penalty expense in 2017 and interest and penalty expense of $3 million and $2 million in 2016 and 2015, respectively. The Company had approximately $7 million accrued for the payment of interest and penalties as of December 30, 2017, including $1 million acquired as part of the CompuCom merger, which is not included in the table above.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years before 2014 and 2009, respectively. During 2015, the IRS examination of the OfficeMax 2012 U.S. federal income tax return concluded, which resulted in a $6 million decrease in tax credit carryforwards. Such decrease had no impact on income tax expense due to an offsetting change in valuation allowance. The acquired OfficeMax U.S. consolidated group is no longer subject to state and local income tax examinations for years before 2007, respectively. The U.S. federal income tax returns for 2016 are currently under review. Generally, the Company is subject to routine examination for years 2009 and forward in its international tax jurisdictions.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For tenant improvement allowances, scheduled rent increases, and rent holidays, a deferred rent liability is recognized and amortized over the terms of the related leases as a reduction of rent expense. Rent related accruals totaled $179 million and $196 million at December 30, 2017 and December 31, 2016, respectively. The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

Rent expense, including equipment rental, was $443 million, $484 million, and $513 million in 2017, 2016 and 2015, respectively. Rent expense was reduced by sublease income of $2 million in 2017, $2 million in 2016 and $4 million in 2015.

Future minimum lease payments due under the non-cancelable portions of leases as of December 30, 2017 include facility leases that were accrued as store closure costs and are as follows:

(In millions)
2018	$472
2019	368
2020	269
2021	183
2022	118
Thereafter	214

1,624
Less sublease income	(21)

Total	$1,603

These minimum lease payments do not include contingent rental payments that may be due based on a percentage of sales in excess of stipulated amounts.

As of December 30, 2017, and December 31, 2016, unfavorable lease deferred credit for store leases with terms above market value amounted to $4 million and $10 million, respectively, and are included in Deferred income taxes and other long-term liabilities in the Consolidated Balance Sheets. The unfavorable lease values are amortized on a straight-line basis over the lives of the leases, unless the facility has been identified for closure. In 2017, 2016 and 2015, the net amortization of favorable and unfavorable lease values reduced rent expense by $4 million, $4 million and $6 million, respectively. Refer to Note 6 for further information favorable leases.

The Company has capital lease obligations primarily related to buildings and equipment. Refer to Note 8 for further details on amounts due related to capital lease obligations.

NOTE 11. STOCKHOLDERS’ EQUITY

Common Stock

During 2017, the Company issued 44 million of its common stock with an approximate market value of $135 million, associated with the acquisition of CompuCom. Refer to Note 2 for additional information.

Preferred Stock

As of December 30, 2017, and December 31, 2016, there were 1,000,000 shares of $0.01 par value preferred stock authorized; no shares were issued and outstanding.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Treasury Stock

In May 2016, the Company’s Board of Directors authorized a stock repurchase program of up to $100 million of its outstanding common stock. During August 2016, the Board of Directors authorized increasing the share repurchase program to $250 million of its outstanding common stock. The stock repurchase authorization permits the Company to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The authorization extends through the end of 2018 and may be suspended or discontinued at any time. The exact timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity.

Under the stock repurchase program, the Company purchased approximately 14 million shares at a cost of $56 million in 2017. As of December 30, 2017, $62 million remains available for repurchase under the current authorization.

At December 30, 2017, there were 56 million common shares held in treasury. The Company’s Term loan and Amended Credit Facility includes certain covenants on restricted payments which include common stock repurchases, based on the Company’s liquidity and borrowing availability. The Term Loan Credit Agreement contains certain restrictions on our ability to repurchase our common stock which we expect to significantly limit our ability to repurchase our common stock in 2018. Refer to Note 8 for additional information.

Accumulated Other Comprehensive Loss

With the disposition of the Company’s businesses in South Korea and mainland China in 2017, and disposition of the business in Europe in 2016, the foreign currency translation balances associated with these businesses were recognized in earnings in the period of disposition. Balances associated with the remaining disposal group in discontinued operations will be recognized in earnings during the period in which that disposition is completed. Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following tables:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension and Other	Total
Balance at December 31, 2016	$(67)	$(62)	$(129)
Other comprehensive income (loss) activity before reclassifications	25	42	67
Reclassification of foreign currency translation adjustments realized upon disposal of business(a)	(1)	—	(1)
Tax impact	—	(15)	(15)

Net year-to-date other comprehensive income	24	27	51

Balance at December 30, 2017	$(43)	$(35)	$(78)

(a)	Amounts in parentheses indicate an increase to earnings.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension	Total
Balance at December 26, 2015	$108	$(78)	$30
Other comprehensive income (loss) activity before reclassifications	(11)	30	19
Reclassification of foreign currency translation adjustments realized upon disposal of business(a)	(164)	—	(164)
Tax impact	—	(14)	(14)

Net year-to-date other comprehensive income	(175)	16	(159)

Balance at December 31, 2016	$(67)	$(62)	$(129)

(a)	Amounts in parentheses indicate an increase to earnings.

The component balances are net of immaterial tax impacts, where applicable.

NOTE 12. STOCK-BASED COMPENSATION

Long-Term Incentive Plans

During 2017, the Company’s Board of Directors adopted, and the shareholders approved, the Office Depot, Inc. 2017 Long-Term Incentive Plan (the “Plan”). The Plan replaces the Office Depot, Inc. 2015 Long-Term Incentive Plan, the Office Depot, Inc. 2007 Long-Term Incentive Plan, as amended, and the 2003 OfficeMax Incentive and Performance Plan (together, the “Prior Plans”). No additional awards were granted under the Prior Plans effective July 20, 2017, the effective date of the Plan. The Plan permits the issuance of stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other equity-based incentive awards. Employee share-based awards are generally issued in the first quarter of the year.

Stock Options

The Company’s stock option exercise price for each grant of a stock option shall not be less than 100% of the fair market value of a share of common stock on the date the option is granted. Options granted under the Plan and Prior Plans have vesting periods ranging from one to three years and from one to five years after the date of grant, provided that the individual is continuously employed with the Company. Following the date of grant, all options granted under the Plan and Prior Plans expire in no more than ten years. No stock options were granted in 2016 or 2015.

A summary of the activity in the stock option awards for the last three years is presented below.

	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,056,536	$5.56	5,779,597	$4.53	8,602,626	$4.53
Granted	1,365,498	4.45	—	—	—	—
Forfeited	(1,226,716)	7.12	(108,818)	5.04	(574,967)	9.29
Exercised	(429,019)	4.15	(1,614,243)	1.89	(2,248,062)	3.34

Outstanding at end of year	3,766,299	$4.81	4,056,536	$5.56	5,779,597	$4.53

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 30, 2017.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.83—$5.54	3,766,299	4.34	$4.81	2,400,801	1.60	$5.01

$0.83—$5.54	3,766,299	4.34	$4.81	2,400,801	1.60	$5.01

The intrinsic value of options exercised in 2017, 2016 and 2015, was $0.4 million, $5 million and $12 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 30, 2017 was $0.2 million and $0.2 million, respectively.

At December 30, 2017, all outstanding stock options were vested and all related compensation expense had been recognized. The number of exercisable options was 2.4 million and 4.1 million shares of common stock at December 30, 2017 and December 31, 2016, respectively.

Restricted Stock and Restricted Stock Units

In 2017, the Company granted 6.2 million shares of restricted stock and restricted stock units to eligible employees which included 0.2 million shares granted to the Board of Directors. The Board of Directors are granted restricted stock units as part of their annual compensation which vest immediately on the grant date with distribution to occur following their separation from service with the Company. Restricted stock grants to Company employees typically vest annually over a three-year service period. A summary of the status of the Company’s nonvested shares and changes during 2017, 2016 and 2015 is presented below.

	2017		2016		2015
	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price
Outstanding at beginning of year	12,747,791	$4.41	9,588,889	$6.07	10,708,372	$4.65
Granted	6,200,730	4.34	10,099,481	3.53	2,886,640	9.43
Vested	(5,765,015)	4.61	(3,521,765)	5.31	(3,370,569)	4.46
Forfeited	(2,889,816)	4.16	(3,418,814)	4.51	(635,554)	5.94

Outstanding at end of year	10,293,690	$4.33	12,747,791	$4.41	9,588,889	$6.07

As of December 30, 2017, there was approximately $21.0 million of total unrecognized compensation cost related to nonvested restricted stock. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 1.9 years. Total outstanding shares of 10.3 million include 1.6 million granted to members of the Board of Directors that have vested but will not be issued until separation from service and 8.6 million unvested shares granted to employees. Of the 8.6 million unvested shares at year end, the Company estimates that 8.6 million shares will vest. The total fair value of shares at the time they vested during 2017 was $27.2 million.

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

A summary of the activity in the performance-based long-term incentive program since inception is presented below.

	2017		2016		2015
	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price
Outstanding at beginning of the year	13,742,384	$4.66	8,589,114	$5.95	6,808,964	$4.43
Granted	5,099,667	4.18	9,635,184	3.37	2,745,303	9.45
Vested	(6,556,274)	4.59	(161,408)	4.32	(283,244)	3.98
Forfeited	(2,098,732)	4.67	(4,320,506)	5.69	(681,909)	5.67

Outstanding at end of the year	10,187,045	$4.42	13,742,384	$4.66	8,589,114	$5.95

As of December 30, 2017, there was approximately $18 million of total unrecognized compensation expense related to the performance-based long-term incentive program. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 1.8 years. Forfeitures in the table above include adjustments to the share impact of anticipated performance achievement. Of the 10.2 million shares outstanding at year end, the Company estimates that 10.1 million shares will vest. The total fair value of shares at the time they vested during 2017 was $31.1 million.

NOTE 13. EMPLOYEE BENEFIT PLANS

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status

The following table provides a reconciliation of changes in the projected benefit obligation and the fair value of plan assets, as well as the funded status of the plans to amounts recognized on the Company’s Consolidated Balance Sheets. Pension plans with benefit obligations and accumulated benefit obligations exceed plan assets in all individual plans.

	Pension Benefits		Other Benefits
(In millions)	2017	2016	2017	2016
Changes in projected benefit obligation:
Obligation at beginning of period	$1,000	$1,094	$13	$13
Service cost	6	7	—	—
Interest cost	39	45	1	1
Actuarial (gain) loss	25	(8)	—	—
Currency exchange rate change	—	—	1	—
Benefits paid	(91)	(138)	(1)	(1)

Obligation at end of period	$979	$1,000	$14	$13

Change in plan assets:
Fair value of plan assets at beginning of period	$870	$922	$—	$—
Actual return (loss) on plan assets	114	84	—	—
Employer contribution	15	2	1	1
Benefits paid	(91)	(138)	(1)	(1)

Fair value of plan assets at end of period	908	870	—	—

Net liability recognized at end of period	$(71)	$(130)	$(14)	$(13)

The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company’s North America defined benefit pension and other postretirement benefit plans as of year-ends:

	Pension Benefits		Other Benefits
(In millions)	2017	2016	2017	2016
Noncurrent assets	$8	$—	$—	$—
Current liabilities	(2)	(2)	(1)	(1)
Noncurrent liabilities	(77)	(128)	(13)	(12)

Net amount recognized	$(71)	$(130)	$(14)	$(13)

Components of Net Periodic Cost (Benefit)

The components of net periodic cost (benefit) are as follows:

	Pension Benefits			Other Benefits
(In millions)	2017	2016	2015	2017	2016	2015
Service cost	$6	$7	$3	$—	$—	$—
Interest cost	39	45	46	1	1	1
Expected return on plan assets	(48)	(55)	(56)	—	—	—

Net periodic cost (benefit)	$(3)	$(3)	$(7)	$1	$1	$1

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) are as follows:

	Pension Benefits			Other Benefits
(In millions)	2017	2016	2015	2017	2016	2015
Accumulated other comprehensive loss (income) at beginning of year	$38	$76	$67	$(1)	$(1)	$1
Net loss (gain)	(40)	(38)	9	1	—	(2)

Accumulated other comprehensive loss (income) at end of year	$(2)	$38	$76	$—	$(1)	$(1)

Less than $1 million of the accumulated other comprehensive loss is expected to be recognized as components of net periodic cost during 2018.

Accumulated other comprehensive loss (income) as of year-ends 2017 and 2016 consist of net losses (gains).

Assumptions

The assumptions used in accounting for the Company’s plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted average assumptions used in the measurement of the Company’s benefit obligations as of year-ends:

				Other Benefits
	Pension Benefits			United States			Canada
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	3.71%	4.11%	4.33%	3.30%	3.60%	3.70%	3.40%	3.80%	4.00%

The following table presents the weighted average assumptions used in the measurement of net periodic benefit:

				Other Benefits
	Pension Benefits			United States			Canada
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	4.11%	4.33%	3.91%	3.60%	3.70%	3.40%	3.80%	4.00%	4.00%
Expected long-term rate of return on plan assets	5.76%	6.00%	5.85%	—%	—%	—%	—%	—%	—%

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

The expected long-term rates of return on plan assets assumptions are based on the weighted average of expected returns for the major asset classes in which the plans’ assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company’s investment strategy. The weighted average expected return on plan assets used in the calculation of net periodic pension cost for 2018 is 5.28%.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligation and costs related to the Canadian retiree health plan are impacted by changes in trend rates.

The following table presents the assumed healthcare cost trend rates used in measuring the Company’s postretirement benefit obligations at year-ends:

	2017	2016	2015
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	6.60%	5.90%	6.20%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2022	2022

A 1% change in the assumed healthcare cost trend rates would impact operating income by less than $1 million.

The Company reassessed the mortality assumptions to measure the North American pension and other postretirement benefit plan obligations at year end 2017, adopting the most applicable mortality tables and improvement factors released in 2017 by The Society of Actuaries’ Retirement Plan Experience Committee. As a result of this assumption change, pension and other postretirement benefit plan obligations decreased by $10 million and less than $1 million, respectively. As a result of the mortality assumption change in 2016, pension and other postretirement benefit plan obligations decreased by $19 million and less than $1 million, respectively.

Plan Assets

The allocation of pension plan assets by category at year-ends is as follows:

	2017	2016
Cash	1%	—%
Money market funds	—%	3%
Equity securities	—%	11%
Fixed-income securities	—%	50%
Common collective trusts and mutual funds	99%	36%

	100%	100%

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

In the second quarter of 2017, the Company reinvested substantially all of the assets attributable to the U.S. pension plans in common collective trust funds. The common collective trust funds are comprised of a diversified portfolio of investments across various asset classes, including U.S. and international equities and fixed-income securities. The common collective trust funds are valued at the net asset value (“NAV”) provided by the administrator of the fund. The net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding.

The investment policy for the pension plan assets allows for a broad range of asset allocations that permit the plans to de-risk in response to changes in funded position and market risks. The investment policy includes a

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

general target asset allocation range of 35% to 45% equity securities and 55% to 65% fixed income securities. Occasionally, the Company may utilize futures or other financial instruments to alter the pension trust’s exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios.

In 2016, the Company used quoted market prices to value pension plan assets. Equities, some fixed-income securities, publicly traded investment funds, and U.S. government obligations were valued by reference to published market prices. Investments in certain restricted stocks were valued at the quoted market price of the issuer’s unrestricted common stock less an appropriate discount. If a quoted market price for unrestricted common stock of the issuer was not available, restricted common stocks were valued at a multiple of current earnings less an appropriate discount. The multiple chosen was consistent with multiples of similar companies based on current market prices.

The following table presents the pension plan assets by level within the fair value hierarchy at year-ends.

(In millions)			Fair Value Measurements 2017
Asset Category	Total	Assets Measured at NAV(a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets measured at net asset value:(a)
Common collective trust funds:
U.S. small and mid-cap equity securities	$23	$23	$—	$—	$—
U.S. large cap equity securities	108	108	—	—	—
International equity securities	202	202	—	—	—
Corporate bonds	356	356	—	—	—
Government securities	144	144	—	—	—
Other fixed-income	6	6	—	—	—
Cash	62	62	—	—	—
Total common collective trust funds	901	901	—	—	—

Total plan assets measured at net asset value	901	901	—	—	—

Plan assets measured in the fair value hierarchy:
Cash	7	—	7	—	—

Total plan assets measured in the fair value hierarchy	7	—	7	—	—

Total plan assets	$908	$901	$7	$—	$—

(a)

Fair values of Common collective trust funds are estimated using net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the adoption of Accounting Standards Update (ASU) 2015 -07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)		Fair Value Measurements 2016
Asset Category	Total	Assets Measured at NAV(a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets measured at net asset value:

Total plan assets measured at net asset value	$—	$—	$—	$—	$—

Plan assets measured in the fair value hierarchy:
Money market funds	25	—	—	25	—
Equity securities		—
U.S. large-cap	29	—	29	—	—
U.S. small and mid-cap	4	—	4	—	—
International	60	—	60	—	—

Total equity securities	93	—	93	—	—

Fixed-income securities
Corporate bonds	407	—	—	407	—
Government securities	14	—	—	14	—
Other fixed-income	16	—	—	16	—

Total fixed-income securities	437	—	—	437	—

Other
Mutual funds	312	—	—	312	—
Other, including plan receivables and payables	3	—	3	—	—

Total other	315	—	3	312	—

Total plan assets measured in the fair value hierarchy	870	—	96	774	—

Total plan assets	$870	—	$96	$774	$—

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Cash Flows

Pension plan contributions include required statutory minimum amounts and, in some years, additional discretionary amounts. In 2017, the Company contributed $16 million to these pension plans. Pension contributions for the full year of 2018 are estimated to be $3 million. The Company may elect at any time to make additional voluntary contributions.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Anticipated benefit payments by year are as follows:

(in millions)	Pension Benefits	Other Benefits
2018	$85	$1
2019	83	1
2020	80	1
2021	77	1
2022	74	1
Next five years	330	4

Pension Plan — UK

The Company has a frozen defined benefit pension plan covering a limited number of employees in the United Kingdom. As part of the disposition of the European Business in 2016, the Company retained responsibility for this plan. The Company contributed GBP 20 million to the plan prior to the transaction.

Obligations and Funded Status

The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of the plan to amounts recognized on the Company’s Consolidated Balance Sheets.

(In millions)	2017	2016
Changes in projected benefit obligation:
Obligation at beginning of period	$230	$210
Service cost	—	—
Interest cost	6	7
Benefits paid	(10)	(6)
Actuarial (gain) loss	1	59
Currency translation	22	(40)

Obligation at end of period	249	230

Changes in plan assets:
Fair value of plan assets at beginning of period	278	240
Actual return on plan assets	16	62
Company contributions	2	29
Benefits paid	(10)	(6)
Currency translation	27	(47)

Fair value of plan assets at end of period	313	278

Net asset recognized at end of period	$64	$48

In the Consolidated Balance Sheets, the net funded amounts are classified as a non-current asset in the caption Other assets.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of Net Periodic Benefit

The components of net periodic benefit are presented below:

(In millions)	2017	2016	2015
Service cost	$—	$—	$—
Interest cost	6	7	9
Expected return on plan assets	(11)	(10)	(14)

Net periodic pension benefit	$(5)	$(3)	$(5)

Included in Accumulated other comprehensive income was deferred income of $3 million and deferred loss of $1 million in 2017 and 2016, respectively.

Assumptions

Assumptions used in calculating the funded status and net periodic benefit included:

	2017	2016	2015
Expected long-term rate of return on plan assets	2.64%	4.07%	4.78%
Discount rate	2.60%	2.70%	3.90%
Inflation	3.10%	3.20%	3.00%

The long-term rate of return on assets assumption has been derived based on long-term UK government fixed income yields, having regard to the proportion of assets in each asset class. The funds invested in equities have been assumed to return 4.5% above the return on UK government securities of appropriate duration. A return equal to a 15 year AA bond index is assumed for funds invested in corporate bonds. Allowance is made for expenses of 0.17% of assets.

Plan Assets

The allocation of Plan assets is as follows:

	2017	2016
Cash	—%	9%
Equity securities	19%	21%
Fixed-income securities	81%	70%

Total	100%	100%

A committee, comprised of representatives of the Company and of this plan, is responsible for establishing and overseeing the implementation of the investment policy for this plan. The plan’s investment policy and strategy are to ensure assets are available to meet the obligations to the beneficiaries and to adjust plan contributions accordingly. The plan trustees are also committed to reducing the level of risk in the plan over the long term, while retaining a return above that of the growth of liabilities. The investment strategy is based on plan funding levels, which determine the asset target allocation into matching or growth investments. Matching investments are intended to provide a return similar to the increase in the plan liabilities. Growth investments are assets intended to provide a return in excess of the increase in liabilities. At December 30, 2017, the asset target allocation was in accordance with the investment strategy. Asset-class allocations within the ranges are continually evaluated and adjusted based on expectations for future returns, the funded position of the plan and market risks.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the pension plan assets by level within the fair value hierarchy.

(In millions)		Fair Value Measurements 2017
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1	$1	$—	$—
Equity securities
Developed market equity funds	11	11	—	—
Emerging market equity funds	4	4	—	—
Mutual funds real estate	20	—	—	20
Mutual funds	25	—	25	—

Total equity securities	60	15	25	20

Fixed-income securities
UK debt funds	100	—	100	—
Liability term matching debt funds	132	—	132	—
Emerging market debt fund	1	—	1	—
High yield debt	19	—	19	—

Total fixed-income securities	252	—	252	—

Total	$313	$16	$277	$20

(In millions)		Fair Value Measurements 2016
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$25	$25	$—	$—
Equity securities
Developed market equity funds	19	19	—	—
Emerging market equity funds	7	7	—	—
Mutual funds real estate	7	—	—	7
Mutual funds	27	—	27	—

Total equity securities	60	26	27	7

Fixed-income securities
UK debt funds	62	—	62	—
Liability term matching debt funds	109	—	109	—
Emerging market debt fund	2	—	2	—
High yield debt	20	—	20	—

Total fixed-income securities	193	—	193	—

Total	$278	$51	$220	$7

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of the change in fair value of the pension plan assets calculated based on Level 3 inputs:

(In millions)	Total
Balance at December 31, 2016	$7
Actual return on plan assets	1
Net purchases	11
Currency translation	1

Balance at December 30, 2017	$20

Cash Flows

Anticipated benefit payments for the European pension plan, at 2017 year-end exchange rates, are as follows:

(In millions)	Benefit Payments
2018	$10
2019	11
2020	11
2021	11
2022	11
Next five years	63

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

In connection with the acquisition of CompuCom, the Company assumed responsibility for sponsoring CompuCom’s defined contribution 401(k) matched savings plan (covering substantially all of the United States associates) and the defined contribution registered pension plan (covering substantially all of the Canadian associates).

Compensation expense for the Company’s contributions to these retirement savings plans was $21 million in 2017, and $20 million in 2016 and 2015.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. EARNINGS PER SHARE

The following table presents the calculation of net earnings (loss) per common share — basic and diluted:

(In millions, except per share amounts)	2017	2016	2015
Basic Earnings Per Share
Numerator:
Net income from continuing operations	$146	$679	$92
Income (loss) from discontinued operations, net of tax	35	(150)	(84)

Net income to Office Depot, Inc.	$181	$529	$8

Denominator:
Weighted-average shares outstanding	522	539	547
Basic earnings (loss) per share:
Continuing operations	$0.28	$1.26	$0.17
Discontinued operations	0.07	(0.28)	(0.15)

Net earnings	$0.35	$0.98	$0.01

Diluted Earnings Per Share
Numerator:
Net income from continuing operations	$146	$679	$92
Income (loss) from discontinued operations, net of tax	35	(150)	(84)

Net income to Office Depot, Inc.	$181	$529	$8

Denominator:
Weighted-average shares outstanding	522	539	547
Effect of dilutive securities:
Stock options and restricted stock	13	10	8

Diluted weighted-average shares outstanding	535	549	555
Diluted earnings (loss) per share
Continuing operations	$0.27	$1.24	$0.16
Discontinued operations	0.06	(0.27)	(0.15)

Net earnings	$0.34	$0.96	$0.01

Awards of options and nonvested shares representing an additional 4 million, 6 million and 4 million shares of common stock were outstanding for the years ended December 30, 2017, December 31, 2016 and December 26, 2015, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

NOTE 15. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments. As a supplier of office products and services, the Company is exposed to risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. Depending on the exposure, settlement timeframe and other factors,

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company may enter into derivative transactions to mitigate those risks. Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited by the Company’s policies. The Company may designate and account for such qualifying arrangements as hedges or reflect current mark-to-market impacts of non-qualifying economic hedge arrangements currently in earnings. As of December 30, 2017, the foreign exchange contracts extend through March 2018 and fuel contracts extended through July 2018.

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. Amounts associated with derivative instruments were not significant. At December 30, 2017 and December 31, 2016, Accrued expenses and other liabilities in the Consolidated Balance Sheets included less than $1 million related to derivative fuel contracts. The Company’s foreign currency risk will be substantially reduced upon completion of the sale of the discontinued operations.

As part of the purchase of CompuCom on November 8, 2017, the Company acquired a redeemable noncontrolling equity interest in a subsidiary of CompuCom. In accordance with GAAP, the redeemable noncontrolling interest is required to be adjusted to its maximum redemption amount as of each reporting period. The Company used level 2 and 3 inputs in measuring the fair value of redemption amount of $18 million as of December 30, 2017, which required a valuation adjustment of $2 million in 2017.

As of December 30, 2017, the Company did not have any money market funds that had floating net asset values that required measurement. As of December 31, 2016, the Company had $135 million in money market funds which was measured at fair value using level 1 inputs.

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

Retail Stores

The Company regularly conducts a detailed store impairment analysis each year. The analysis uses input from retail store operations and the Company’s accounting and finance personnel that organizationally report to the chief financial officer. These Level 3 projections are based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options where applicable, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are impaired and written down to estimated fair value using Level 3 measures. The Company recognized store asset impairment charges of $2 million, $8 million and $12 million in 2017, 2016 and 2015, respectively.

The projections prepared for the 2017 analysis assumed declining sales over the forecast period. Gross margin and operating cost assumptions have been held at levels consistent with recent actual results and planned activities. Estimated cash flows were discounted at 14% in 2017, 13% in 2016 and 12% in 2015. The impairment charges include amounts to bring the location’s assets to estimated fair value based on projected operating cash flows or residual value, as appropriate. Assets added to previously impaired locations, whether for Division-wide

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

enhancements or specific location betterments, are capitalized and subsequently tested for impairment. For the fourth quarter 2017 calculation, a 100 basis point decrease in next year sales combined with a 50 basis point decrease in next year gross margin would have increased the impairment by approximately less than $1 million. Further, a 100 basis point decrease in sales for all future periods would increase the impairment by less than $1 million.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of 2017, the impairment analysis reflects the Company’s best estimate of future performance.

Definite-lived Intangible Assets

Following identification of retail stores for closure as part of the Real Estate Strategy and Comprehensive Business Review, the related favorable lease assets were assessed for accelerated amortization or impairment. Considerations included the Level 3 projected cash flows discussed above, the net book value of operating assets and favorable lease assets and likely sublease over the option period after closure or return of property to landlords. Impairment charges of $2 million, $7 million and $1 million were recognized during 2017, 2016 and 2015, respectively.

There were no nonrecurring fair value measurements related to indefinite-lived intangible assets in 2017.

Other Fair Value Disclosures

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	December 30, 2017		December 31, 2016
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Timber notes receivable	$863	$865	$885	$884
Company-owned life insurance	90	90	89	89
Financial liabilities:
Recourse debt:
Term Loan, due 2022	717	754	—	—
Revenue bonds, due in varying amounts periodically through 2029	186	185	186	181
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	14	14	12
Non-recourse debt	776	777	798	800

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

NOTE 16. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has a paper purchase agreement with Boise White Paper, L.L.C. (“Boise Paper”) under which it agreed to purchase office paper from Boise Paper and Boise Paper has agreed to supply office paper to the Company, subject to the terms and conditions of the paper purchase agreement. Under the agreement, the Company has committed to purchase a portion of its paper product offering from Boise Paper. Purchases under the agreement were $593 million in 2017, $585 million in 2016 and $612 million in 2015.

Indemnifications

Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 30, 2017, the Company is not aware of any material liabilities arising from these indemnifications. Additionally, the Company retains certain guarantees in place with respect to the liabilities or obligations of the European Business and remains contingently liable for these obligations. However, the Purchaser must indemnify and hold the Company harmless for any losses in connection with these guarantees. The Company currently does not believe it is probable it would be required to perform under any of these guarantees or any of the underlying obligations.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the foregoing, OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of December 30, 2017, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these environmental liabilities, our estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows

NOTE 17. SEGMENT INFORMATION

The Company had two reportable segments during 2017 until the acquisition of CompuCom on November 8, 2017, at which time a third reportable segment was formed for that business based on how the Company is managed. The Retail Division includes retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, print, cleaning, breakroom and facilities products, and office furniture. Most stores also have a copy and print center offering printing, reproduction, mailing and shipping services, and the print needs for retail and business customers are also facilitated through regional print production centers. The Business Solutions Division sells office supply products and services across the United States, Puerto Rico, U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through its internet sites. The CompuCom Division, which reflects the operations of CompuCom since its acquisition on November 8, 2017, sells information technology (IT) outsourcing services and products to North American enterprise organizations in the United States, Canada and Costa Rica, and offers a broad range of solutions that includes end user computing (tablets, smartphones, laptops and desktops), data center management, service desk, network infrastructure and IT workforce solutions. CompuCom Division customers are served through dedicated IT service and sales representatives, telesales, and electronically through our internet sites.

The retained operations previously included in the International Division are not significant and have been presented as Other.

The office supply products and services offered across the Retail and Business Solutions Divisions are similar, but the CompuCom Division is focused on IT services and related products. The Company’s three operating segments are the three reportable segments. The Retail Division, Business Solutions Division and CompuCom Division are managed separately, primarily because of the way customers are reached and served. The accounting policies for each segment are the same as those described in Note 1. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Retail and Business Solutions Divisions, including Asset impairments and Merger and restructuring expenses (income), net, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities. In addition, the Company regularly evaluates the appropriateness of the reportable segments based on how the business is managed, including making decisions about allocating resources and assessing performance of the segments,

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, the current reportable segments may change in the future.

A summary of significant accounts and balances by segment, reconciled to consolidated totals, after the elimination of discontinued operations for all periods is as follows.

(In millions)		Retail Division	Business Solutions Division	CompuCom Division	Other	Corporate, Eliminations, and Discontinued Operations*	Consolidated Total
Sales	2017	$4,962	$5,108	$156	$14	$—	$10,240
	2016	5,603	5,400	—	18	—	11,021
	2015	6,004	5,708	—	15	—	11,727
Division operating income	2017	254	262	8	(3)	—	521
	2016	299	265	—	1	—	565
	2015	310	226	—	3	—	539
Capital expenditures	2017	78	45	5	—	13	141
	2016	58	42	—	—	11	111
	2015	56	70	—	—	18	144
Depreciation and amortization	2017	78	62	5	—	14	159
	2016	90	69	—	—	22	181
	2015	130	82	—	—	41	253
Charges for losses on receivables and inventories	2017	62	8	—	—	—	70
	2016	58	20	—	—	—	78
	2015	42	11	—	—	—	53
Assets	2017	1,270	1,693	1,184	5	2,171	6,323
	2016	1,542	1,713	—	4	2,281	5,540
	2015	1,625	1,607	—	4	3,206	6,442

*	Amounts included in “Corporate, Eliminations, and Discontinued Operations” consist of (i) assets (including all cash and cash equivalents) and depreciation related to corporate activities of continuing operations, and (ii) assets of discontinued operations amounting to $139 million, $142 million and $1.1 billion for the years ended December 30, 2017, December 31, 2016 and December 26, 2015, respectively.

A reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

(In millions)	2017	2016	2015
Division operating income	$521	$565	$539
Add/(subtract):
Asset impairments	(4)	(15)	(13)
Merger and restructuring income (expenses), net	(94)	80	(242)
Unallocated expenses	(82)	(99)	(101)
Interest income	22	22	22
Interest expense	(62)	(80)	(91)
Loss on extinguishment of debt	—	(15)	—
Other income (expense), net	(2)	1	1

Income from continuing operations before income taxes	$299	$459	$115

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There is no single customer that accounts for 10% or more of the Company’s total sales.

The Company classifies products and services into three broad categories: (1) supplies, (2) technology, and (3) furniture and other. The supplies category includes products such as paper, writing instruments, office supplies, cleaning and breakroom items. The technology category includes products such as toner and ink, computers, tablets and accessories, printers, electronic storage, as well as IT services. The furniture and other category includes products such as desks, seating, and luggage, as well as sales in our copy and print centers.

Total Company sales by offering category were as follows:

	2017	2016	2015
Supplies	44.9%	45.2%	44.4%
Technology	38.8%	38.9%	40.2%
Furniture and other	16.3%	15.9%	15.4%

	100.0%	100.0%	100.0%

As of December 30, 2017, goodwill totaled $851 million, of which $78 million was recorded in the Retail Division, $328 million in the Business Solutions Division and $445 million in the CompuCom Division.

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(3)
Fiscal Year Ended December 30, 2017*
Net sales	$2,676	$2,363	$2,620	$2,581
Gross profit	675	545	633	607
Operating income(1)	127	46	108	59
Net income (loss) from continuing operations	74	21	98	(48)
Discontinued operations, net of tax	42	3	(6)	(4)
Net income (loss)	116	24	92	(52)
Basic earnings (loss) per share(2)
Continuing operations	$0.14	$0.04	$0.19	$(0.09)
Discontinued operations	$0.08	$0.01	$(0.01)	$(0.01)

Basic earnings per share	$0.22	$0.05	$0.18	$(0.10)
Diluted earnings (loss) per share(2)
Continuing operations	$0.14	$0.04	$0.19	$(0.09)
Discontinued operations	$0.08	$0.01	$(0.01)	$(0.01)

Diluted earnings per share	$0.22	$0.05	$0.17	$(0.10)

*	Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.

(1)

In the first, second, third and fourth quarters of 2017, captions include Merger and restructuring expenses, net totaling $20 million, $20 million, $22 million and $32 million, respectively, and asset impairments of $0 million, $1 million, $0 million and $3 million, respectively. The third quarter includes a non-cash tax benefit of approximately $37 million from the release of valuation allowances on deferred tax assets.

(2)	The sum of the quarterly earnings per share does not equal the annual earnings per share due to differences in quarterly and annual weighted-average shares outstanding.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Net income from continuing operations includes the impact of the acquisitions of $205 million in Sales and $18 million in Net loss.

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 31, 2016*
Net sales	$2,876	$2,583	$2,836	$2,725
Gross profit	715	613	726	653
Operating income(1)	85	271	117	57
Net income from continuing operations	62	232	330	55
Discontinued operations, net of tax	(16)	(22)	(137)	25
Net income (loss)	46	210	193	80
Basic earnings (loss) per share(2)
Continuing operations	$0.11	$0.42	$0.62	$0.11
Discontinued operations	$(0.03)	$(0.04)	$(0.26)	$0.05

Basic earnings per share	$0.08	$0.38	$0.36	$0.15
Diluted earnings (loss) per share(2)
Continuing operations	$0.11	$0.41	$0.61	$0.10
Discontinued operations	$(0.03)	$(0.04)	$(0.25)	$0.05

Diluted earnings per share	$0.08	$0.38	$0.35	$0.15

*	Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year. The first quarter and second quarter amounts reflect application of discontinued operations accounting that was effective in the third quarter.

(1)

In the first, second, third and fourth quarters of 2016, captions include Merger and restructuring expenses (income), net totaling $40 million, $(193) million, $31 million and $43 million, respectively, and asset impairments of $0 million, $0 million, $9 million and $6 million, respectively. The second quarter of 2016 Merger and restructuring expenses (income), net includes a $250 million Termination Fee received pursuant to termination of the Staples Merger Agreement. The third quarter and fourth quarters include non-cash tax benefits of approximately $240 million and $140 million, respectively, from the release of valuation allowances on deferred tax assets.

(2)	The sum of the quarterly earnings per share does not equal the annual earnings per share due to differences in quarterly and annual weighted-average shares outstanding.