Form 10-Q
period 2018-03-31
OFFICE DEPOT INC
filed 2018-05-09
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At March 31, 2018, there were 557,846,581 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 31,	April 1,
	2018	2017
Sales:
Products	$2,423	$2,460
Services	407	216

Total Sales	2,830	2,676
Cost of goods sold and occupancy costs:
Products	1,891	1,878
Services	272	123

Total Cost of goods sold and occupancy costs	2,163	2,001

Gross profit	667	675
Selling, general and administrative expenses	573	531
Merger and restructuring expenses, net	17	20

Operating income	77	124
Other income (expense):
Interest income	6	6
Interest expense	(29)	(13)
Other income, net	1	4

Income from continuing operations before income taxes	55	121
Income tax expense	22	47

Net income from continuing operations	33	74
Discontinued operations, net of tax	8	42

Net income	$41	$116

Basic earnings per common share
Continuing operations	$0.06	$0.14
Discontinued operations	0.01	0.08

Net basic earnings per common share	$0.07	$0.22

Diluted earnings per common share
Continuing operations	$0.06	$0.14
Discontinued operations	0.01	0.08

Net diluted earnings per common share	$0.07	$0.22

Dividends per common share	$0.025	$0.025

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 28, 2018 (the “2017 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	13 Weeks Ended
	March 31,	April 1,
	2018	2017
Net income	$41	$116
Other comprehensive income, net of tax, where applicable:
Foreign currency translation adjustments	—	6
Reclassification of foreign currency translation adjustments realized upon disposal of business	14	—

Total other comprehensive income, net of tax, where applicable	14	6

Comprehensive income	$55	$122

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$737	$622
Receivables, net	942	931
Inventories	1,033	1,093
Prepaid expenses and other current assets	118	86
Current assets of discontinued operations	98	139

Total current assets	2,928	2,871
Property and equipment, net	713	725
Goodwill	882	851
Other intangible assets, net	448	448
Timber notes receivable	858	863
Deferred income taxes	295	305
Other assets	266	260

Total assets	$6,390	$6,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$969	$892
Accrued expenses and other current liabilities	1,011	986
Income taxes payable	6	5
Short-term borrowings and current maturities of long-term debt	93	96
Current liabilities of discontinued operations	27	67

Total current liabilities	2,106	2,046
Deferred income taxes and other long-term liabilities	331	336
Pension and postretirement obligations, net	90	91
Long-term debt, net of current maturities	918	936
Non-recourse debt	770	776

Total liabilities	4,215	4,185

Commitments and contingencies
Redeemable noncontrolling interest	18	18
Stockholders’ equity:
Common stock—authorized 800,000,000 shares of $.01 par value; issued shares – 614,216,218 at March 31, 2018 and 610,353,994 at December 30, 2017	6	6
Additional paid-in capital	2,697	2,711
Accumulated other comprehensive loss	(64)	(78)
Accumulated deficit	(236)	(273)
Treasury stock, at cost – 56,369,637 shares at March 31, 2018 and December 30, 2017	(246)	(246)

Total stockholders’ equity	2,157	2,120

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$6,390	$6,323

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	13 Weeks Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities of continuing operations:
Net income	$41	$116
Income from discontinued operations, net of tax	8	42

Net income from continuing operations	33	74
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51	40
Charges for losses on inventories and receivables	14	18
Compensation expense for share-based payments	4	11
Deferred income taxes and deferred tax asset valuation allowances	19	35
Changes in working capital and other	86	(90)

Net cash provided by operating activities of continuing operations	207	88

Cash flows from investing activities of continuing operations:
Capital expenditures	(37)	(30)
Businesses acquired, net of cash acquired	(30)	—
Proceeds from disposition of assets and other	1	8

Net cash used in investing activities of continuing operations	(66)	(22)

Cash flows from financing activities of continuing operations:
Net payments on long and short-term borrowings	(25)	(6)
Debt related fees	(1)	—
Cash dividends on common stock	(14)	(13)
Share purchases for taxes, net of proceeds from employee share-based transactions	(3)	(9)
Repurchase of common stock for treasury	—	(10)
Other financing activities	2	—

Net cash used in financing activities of continuing operations	(41)	(38)

Cash flows from discontinued operations:
Operating activities of discontinued operations	10	14
Investing activities of discontinued operations	30	(49)

Net cash provided by (used in) discontinued operations	40	(35)

Effect of exchange rate changes on cash and cash equivalents	(2)	2
Net increase (decrease) in cash and cash equivalents	138	(5)
Cash, cash equivalents and restricted cash at beginning of period	639	807

Cash, cash equivalents and restricted cash at end of period-total	777	802
Cash and cash equivalents of discontinued operations	(37)	(58)

Cash, cash equivalents and restricted cash at end of the period-continuing operations	$740	$744

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Office Depot, Inc., including consolidated subsidiaries (“Office Depot” or the “Company”), is a leading omni-channel provider of business services and supplies, products and technology solutions. On November 8, 2017, the Company acquired CompuCom Systems, Inc. (“CompuCom”), refer to Note 2 for additional discussion about this acquisition. The Company currently operates under several banners, including Office Depot ®, OfficeMax ® and CompuCom ® and utilizes proprietary company and product brand names. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP. As of March 31, 2018, the Company had three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and the CompuCom Division.

In September 2016, the Company’s Board of Directors committed to a plan to sell substantially all of the Company’s International Division operations (the “International Operations”). Accordingly, the Company has presented the International Operations as discontinued operations beginning in the third quarter of 2016. The Company has reclassified the financial results of the International Operations to Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The Company also reclassified the related assets and liabilities as current assets and liabilities of discontinued operations on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018, and December 30, 2017. Cash flows from the Company’s discontinued operations are presented separately in the Condensed Consolidated Statements of Cash Flows for all periods. Certain portions of the International Division assets and operations primarily consisting of the Company’s global sourcing and trading operations in the Asia/Pacific region are being retained or did not meet the held for sale criteria and therefore remain in continuing operations, with prior periods adjusted, where appropriate. Additional information on the Company’s discontinued operations is provided in Note 4.

The Condensed Consolidated Financial Statements as of March 31, 2018, and for the 13-week period ended March 31, 2018 (also referred to as the “first quarter of 2018”) and April 1, 2017 (also referred to as the “first quarter of 2017”) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Business acquisitions in 2017 and the first quarter of 2018 lessen the comparability of financial statement periods presented for the Company as results of operations of acquired businesses are included prospectively from the dates of their acquisition.

As a result of the Company’s purchase of CompuCom in November 2017, the Company’s level of service revenue in the first quarter of 2018 exceeded 10% of the Company’s total revenue and accordingly, revenues and cost of sales from services and products are separately disclosed on the Company’s statement of operations. Prior period amounts have been reclassified to conform to the current period presentation. Note 6 describes the components of the Company’s business included in the product and service categories. In addition, as discussed below, certain amounts have been reclassified due to the Company’s adoption of the new accounting guidance related to the presentation of defined benefit plan expense. These prior period reclassifications did not affect the Company’s net income or cash flows.

The Company has prepared the Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to those SEC rules and regulations. For a better understanding of the Company and its Condensed Consolidated Financial Statements, we recommend reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements which are included in the 2017 Form 10-K. These interim results are not necessarily indicative of the results that should be expected for the full year.

Cash Management

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Trade accounts payable and Accrued expenses and other current liabilities as of March 31, 2018 and December 30, 2017, included $54 million and $53 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At March 31, 2018, cash and cash equivalents from continuing operations held outside the United States amounted to $137 million. Additionally, $37 million of cash held outside the United States was included in current assets of discontinued operations.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Restricted Cash

Restricted cash consists primarily of short-term cash term deposits having original maturity dates of twelve months or less that serve as collateral to certain of the Company’s letters of credit. Restricted cash is valued at cost, which approximates fair value. At March 31, 2018, restricted cash amounted to $3 million and is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

New Accounting Standards

Standards that are not yet adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which will require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for lessors will remain relatively unchanged. The accounting standards update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The initial standard required a modified retrospective transition approach, with application, including disclosures, in all comparative periods presented. In March 2018, the FASB tentatively approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the date of initial application. The Company is currently evaluating the impact that the adoption of this new standard will have on its Condensed Consolidated Financial Statements but anticipates it will result in significant right of use assets and related liabilities associated with its operating leases being recorded on its balance sheet. Substantially all of the Company’s retail store locations, supply chain facilities, certain corporate facilities and copy print equipment are subject to operating lease arrangements. The Company will adopt the standard in the first quarter of 2019, and has begun implementing required upgrades to its existing lease systems. The Company is currently compiling an inventory of arrangements containing a lease and accumulating the lease data necessary to apply the amended guidance.

In February 2018, the FASB issued an accounting standard update to address a specific consequence of the Tax Cuts and Jobs Act. This accounting update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The standard eliminates the stranded tax effects that were created as a result of the reduction of the historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The accounting update is effective January 1, 2019, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently assessing the impact of the new standard on the condensed consolidated financial statements.

Standards that were adopted

Revenue recognition

In May 2014, the FASB issued a new standard that supersedes most current revenue recognition guidance and modifies the accounting for certain costs associated with revenue generation. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity is entitled to receive in exchange for those goods or services. The standard provides a number of steps to follow to achieve that principle and requires additional financial statement disclosures related to the nature, timing, amount and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new revenue standard on the first day of the first quarter of 2018, using the modified retrospective method, and applied the standard to contracts that were not complete as of the adoption date. As a result of applying this adoption method, the Company recognized a cumulative effect adjustment of $4 million, net of tax, to its accumulated deficit related to deferral of revenues for its loyalty program as of the first day of the first quarter of 2018.

The most significant impact of the standard on the Company relates to revenues from sales of third-party software which were previously reported on a gross basis, but are reported on a net basis under the new standard, with no change in timing of recognition or impact to gross profit, earnings or cash flows. This impact resulted in a reduction in both sales from services and cost of services of $27 million during the first quarter of 2018. The adoption of the standard also resulted in minor changes related to the timing of revenue recognition associated with the Company’s loyalty program due to the impacts of the loyalty program being presented as a deferral of revenues under the new standard rather than as cost of sales accruals under the previous accounting rules. In addition, the

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Company’s balance sheet presentation of its sales return reserve has changed to present a separate return asset and liability, instead of the net presentation used in prior periods. The return asset and liability are included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheet. Revenue recognition related to all other products and services remains substantially unchanged.

The following tables summarize the impacts of adopting the new standard on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2018 and Statement of Operations for the first quarter of 2018. Adoption of the new standard had no impact to the cash from or used in operating, financing, or investing activities on the Company’s Condensed Consolidated Statements of Cash Flows.

	First Quarter of 2018
(In millions)	As reported	As if the previous accounting guidance was in effect
Sales – Products	$2,423	$2,427
Sales – Services	407	434
Total Sales	2,830	2,861
Cost of goods sold and occupancy costs – Products	1,891	1,895
Cost of goods sold and occupancy costs – Services	272	299
Total Cost of goods sold and occupancy costs	2,163	2,194
Gross profit	667	667
Net income	41	41
Diluted earnings per share	0.07	0.07

	As of March 31, 2018
(In millions)	As reported	As if the previous accounting guidance was in effect
Receivables, net	$942	$947
Prepaid expenses and other current assets	118	108
Deferred income taxes	295	293
Accrued expenses and other current liabilities	1,011	1,006
Stockholders’ equity	2,157	2,157

As part of its adoption of the new standard, the Company also implemented new internal controls and key system functionality to enable the preparation of financial information on adoption. Refer to Note 6 for additional disclosures required as a result of the adoption of this new standard.

Defined benefit plan

In March 2017, the FASB issued an accounting standards update which changed the income statement presentation of defined benefit plan expense by requiring that an employer report the service cost component of pension costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit pension cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of operating income. The Company adopted the new accounting standards update in the first quarter of 2018. The Company has presented the other components of net periodic benefit cost in Other income, net on the Condensed Consolidated Statements of Operations, while the service cost component of pension costs continues to be presented in Selling, general and administrative expenses. Adoption of this new accounting standards update required a retrospective reclassification of $3 million net pension benefit in the first quarter of 2017 from Selling, general and administrative expenses to Other income, net, and did not have an impact on the Company’s Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 2. ACQUISITIONS

To further the Company’s strategic direction to transform into a more business services-driven platform and strengthen its core business operations, the Company acquired two businesses during the first quarter of 2018. In March 2018, the Company acquired a small independent regional office supply business which is expected to provide the Company with improved access to small and mid-market business customers in select geographic markets within the United States across a diverse assortment of product lines, including cleaning and breakroom, technology and printing, furniture and office supplies. Additionally, in March 2018, the Company acquired an enterprise information technology solutions integrator and managed services provider which is expected to provide the Company with a platform for selling Internet of Things (“IoT”) related hardware and projects to the education market. IoT refers to the connection of intelligent systems and devices to allow them to automatically share information so that systems and devices work together to develop and enhance solutions and reduce human intervention.

The aggregate total purchase consideration, including contingent consideration, for these two acquisitions was approximately $47 million, subject to certain customary post-closing adjustments. The aggregate purchase price was primarily funded with cash on hand, with the remainder consisting of contingent consideration to be paid in 2019. The acquisitions were treated as purchases in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction, and include certain amortizing intangible assets and goodwill. The Company has performed its preliminary purchase price allocations of the $47 million aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transactions, including $8 million of customer relationship intangible assets and $33 million of goodwill. The remaining aggregate purchase price was primarily allocated to working capital accounts. These assets and liabilities are included in the balance sheet as of March 31, 2018. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of the office supply business is combined with the Company’s operating results subsequent to its purchase date, and is included in the Business Solutions Division. The operating results of the technology business is combined with the Company’s operating results subsequent to its purchase date, and is included in the CompuCom Division. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not required because the operating results of the acquired businesses, in the aggregate, are not material to the Company.

On November 8, 2017, the Company completed the acquisition of CompuCom by acquiring all of the capital stock of CompuCom for approximately $937 million, funded with a new $750 million 5-year term loan facility, approximately 44 million shares of Office Depot common stock with an approximate market value of $135 million, and approximately $52 million of cash on hand. CompuCom procures, installs and manages the lifecycle of hardware and software for businesses, and offers IT support services including remote help desk, data centers and on-site IT professionals. The Company has performed the preliminary purchase price allocation as of the acquisition date. The preliminary purchase price allocation will be finalized during the measurement period which will not exceed one year from the acquisition date. Refer to Note 2 in the Company’s 2017 Form 10-K for further information over the preliminary allocation of total purchase consideration for CompuCom. As the Company has worked to complete the purchase price allocation during the measurement period, certain preliminary values have been adjusted since the acquisition date. These adjustments were insignificant individually and in the aggregate to the Company’s consolidated financial statements.

Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger and restructuring expense, net line in the Condensed Consolidated Statements of Operations. Refer to Note 3 for additional information about the expenses incurred during the first quarter of 2018.

As part of the purchase of CompuCom, the Company acquired a redeemable noncontrolling equity interest in a consolidated subsidiary of CompuCom. In April 2018, subsequent to the end of the Company’s first quarter of 2018, the Company acquired the remaining ownership interest in the subsidiary of CompuCom for cash consideration of $18 million.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 3. MERGER AND RESTRUCTURING ACTIVITY

In recent years, the Company has taken actions to adapt to changing and competitive conditions. These actions include acquiring businesses, closing facilities, consolidating functional activities, eliminating redundant positions, disposing of businesses and assets, and taking actions to improve process efficiencies. The expenses and any income recognized directly associated with these actions are included in Merger and restructuring expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service its customers. These expenses are not included in the determination of Division operating income. The table below summarizes the major components of Merger and restructuring expenses, net.

	First Quarter
(In millions)	2018	2017
Merger and transaction related expenses, net
Severance and retention	$2	$—
Transaction and integration	7	6
Facility closure, contract termination, and other expenses, net	3	4

Total Merger and transaction related expenses, net	12	10

Restructuring expenses
Severance	—	9
Facility closure, contract termination, professional fees and other expenses, net	5	1

Total Restructuring expenses	5	10

Total Merger and restructuring expenses, net	$17	$20

Merger and transaction related expenses, net

Included in the 2018 Merger and transaction related expenses, net in the table above are expenses associated with the acquisitions in the first quarter of 2018 and fiscal 2017, including CompuCom. Transaction and integration expenses in 2018 primarily related to legal, accounting, and other third-party costs incurred by the Company associated with the acquisitions and integration of acquired companies. Such costs are being recognized as incurred. Severance and retention expenses include retention amounts incurred related to the integration of staff functions and are being expensed through the retention period as well as termination benefits related to certain supply chain integration activities. Also included in the Merger and transaction related expenses, net in the first quarter of 2018 in the table above are $3 million of integration expenses and $3 million of facility closure costs associated with the 2013 OfficeMax merger.

2017 Merger and transaction related expenses, net, are related to costs associated with the 2013 OfficeMax merger and include a gain of $1 million from the sale of a warehouse facility as part of a supply chain integration plan.

Restructuring expenses

During 2017, the Company announced a multi-year strategic transformation to pivot from a traditional office product retailer to a broader omni-channel business services, product and technology provider which included the acquisition of CompuCom. As part of the new strategy, the Company will expand its technology and business service offerings and accelerate the offering of new subscription-based services, including expanding its service offering to address the needs of small businesses. As part of this multi-year strategic shift, the Company anticipates incurring additional costs over the next few years including professional fees, severance and other related costs. Included in restructuring expenses in the first quarter of 2018 in the table above are professional fees of $4 million associated with this restructuring plan.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Restructuring expense in 2017 and $1 million of restructuring costs in the first quarter of 2018 were associated with the Comprehensive Business Review strategy (the “Comprehensive Business Review”) announced in August 2016 which included the closure of approximately 300 retail stores in North America over a three-year period, and the reduction of operating and general and administrative expenses through efficiencies and organizational optimization. The Company incurred approximately $99 million in costs to implement the cost savings programs to date.

Expenses associated with implementing the Comprehensive Business Review include severance, facility closure costs, contract termination, accelerated depreciation, professional fees, relocation and disposal gains and losses, as well as other costs associated with the store closures. The Company has completed 137 of the planned 300 retail store closures since announcing this initiative. The Company will continue to re-evaluate the store closure program on an annual basis. Severance costs related to planned store closures are being accrued through the anticipated facility closure or termination date and consider timing, terms of existing severance plans, expected employee turnover and attrition. Restructuring expenses also include severance and reorganization costs associated with reductions in staff functions that continued into 2017.

Merger and Restructuring Accruals

The activity in the merger and restructuring accruals in the first quarter of 2018 is presented in the table below. Of the total $17 million of expense presented in Merger and restructuring expenses, net in the first quarter of 2018 Condensed Consolidated Statements of Operations, $6 million is related to Merger and restructuring liabilities and are included as Charges incurred in the table below. The remaining $11 million of expense is comprised of $3 million of Merger transaction and integration expenses and $8 million in property expenses, professional fees, non-cash items and other expenses. These charges are excluded from the table below because they are expensed as incurred, or otherwise not associated with the merger and restructuring balance sheet accounts.

(In millions)	Balance as of December 30, 2017	Charges Incurred	Cash Payments	Balance as of March 31, 2018
Termination benefits:
Merger-related accruals	$1	$2	$—	$3
Comprehensive Business Review	4	—	—	4
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	16	1	(4)	13
Comprehensive Business Review	9	—	(4)	5
Acquisition related accruals	2	3	(4)	1

Total	$32	$6	$(12)	$26

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 4. DISCONTINUED OPERATIONS

In the third quarter of 2016, the Company’s Board of Directors approved a plan to sell substantially all of the International Operations through four disposal groups (Europe, South Korea, Australia and New Zealand, and mainland China). Collectively, these dispositions represented a strategic shift that had a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. The Company is presenting the operating results and cash flows of these disposal groups within discontinued operations through their respective dates of disposal, including all prior periods. The assets and liabilities of the disposal groups remaining at the end of each period are presented as current assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets. Certain portions of the former International Division assets and operations are being retained and, therefore, remain in continuing operations. The retained global sourcing operations are presented as Other in Note 13, Segment Information.

As of the end of Fiscal 2017, the Company sold its European, South Korean and mainland China businesses. In April 2017, the Company entered into a definitive sale and purchase agreement to sell the Company’s Australian and New Zealand business operations, subject to regulatory approval. In November 2017, the Australian Competition and Consumer Commission announced that it would not oppose the sale, however, the Commerce Commission of New Zealand (the “Commerce Commission”) filed proceedings in the High Court at Auckland to enjoin the contemplated transaction. As a result of the delay in gaining regulatory approval in New Zealand, in February 2018, the Company and the purchaser amended the sale and purchase agreement to sell the Australian and New Zealand businesses in two separate transactions.

The sale of the Company’s business in Australia was completed on February 5, 2018. The transaction was structured and accounted for as an equity sale. The Company agreed to provide certain transitional services to the purchaser until the sale of the New Zealand business was settled. Prior to the sale, the Company had recorded an aggregate reduction of $44 million in 2017 and 2016 to the carrying amount of its Australia Business based on its updated estimates of fair value less cost to sell. The disposition of the business in Australia resulted in a pre-tax loss on sale of $1 million during the first quarter of 2018, which has been reflected in the Net loss on sale of discontinued operations in the table below, resulting in a cumulative loss of $45 million.

The purchaser placed in escrow $7 million in connection with the amendment of the sale and purchase agreement. In addition, the purchaser had previously paid the Company $8 million in 2017 to extend the original purchase agreement which was to be applied to the purchase price when the transaction was completed or, if not successfully completed, be treated as a break fee. This amount is presented in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Both the $7 million in escrow and the previous $8 million received by the Company will be applied to the purchase price of New Zealand when the transaction is completed. In April 2018, subsequent to the end of the Company’s first quarter of 2018, the Commerce Commission withdrew its objection to the sale of the Company’s New Zealand business to the purchaser, and on May 4, 2018, the Company completed the sale of its New Zealand business.

Prior to its sale on May 4, 2018, the Company recorded an adjustment of $1 million in the first quarter of 2018 to its carrying amount of the New Zealand business that is held for sale based on its updated estimate of fair value less cost to sell. The adjustment resulted in an increase in the related valuation allowance and is included in the Net (increase) reduction of loss on discontinued operations held for sale in the table below. The adjusted carrying amount does not exceed the carrying amount at the time these operations were initially classified as held for sale. Until the closing date, the Company operated the New Zealand business in the ordinary course.

Associated with the Company’s sale of its European business operations in 2016, the sale and purchase agreement (the “SPA”) contained customary warranties of the Company and the purchaser, with the Company’s warranties limited to an aggregate of EUR 10 million. The Company monitors its estimated exposure to liabilities under the warranties under the SPA, and as of March 31, 2018, the Company believes it has made adequate provisions for its potential exposures related to these warranties. The Company will continue to provide various transition and product sourcing services to the purchaser of the European business operations for a period of up to 24 months following the closing date of December 31, 2016, under a separate agreement. The proceeds and related costs from these services are not material and are presented in Other income, net as part of continuing operations in the Condensed Consolidated Statements of Operations.

The Company also retains certain guarantees in place with respect to the liabilities or obligations of the European business and remains contingently liable for these obligations. However, the purchaser must indemnify and hold the Company harmless for any losses in connection with these guarantees. The Company currently does not believe it is probable it would be required to perform under any of these guarantees or any of the underlying obligations.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The major components of Discontinued operations, net of tax presented in the Condensed Consolidated Statements of Operations are presented below. The results include the operations of the businesses sold up to the dates of sale.

	First Quarter
(In millions)	2018	2017
Sales	$94	$168
Cost of goods sold and occupancy costs	72	136
Operating expenses	17	27
Restructuring charges	—	1
Other income (expense), net	(2)	1
Net (increase) reduction of loss on discontinued operations held for sale	(1)	38
Net loss on sale of discontinued operations	1	—
Income tax expense (benefit)	(7)	1

Discontinued operations, net of tax	$8	$42

Assets and liabilities of discontinued operations presented in the Condensed Consolidated Balance Sheets as of March 31, 2018, and December 30, 2017 are included in the following table. The sale of the business in Australia was completed in February 2018, and therefore the assets and liabilities of this business are not included in the March 31, 2018 period presented below.

(In millions)	March 31, 2018	December 30, 2017
Assets
Cash and cash equivalents	$37	$14
Receivables, net	26	64
Inventories	31	78
Prepaid expenses and other current assets	1	4
Property and equipment, net	14	31
Other assets	2	3
Valuation allowance	(13)	(55)

Current assets of discontinued operations	$98	$139

Liabilities
Trade accounts payable	$15	$38
Accrued expenses and other current liabilities	10	24
Deferred income taxes and other long-term liabilities	2	5

Current liabilities of discontinued operations	$27	$67

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 5. DEBT

In May 2011, Office Depot entered into an amended and restated credit agreement, which was amended and restated in May 2016 for an additional five years, and was further amended in December 2016 and November 2017 (the Amended and Restated Credit Agreement including all amendments is referred to as the “Amended Credit Agreement”). The $1.2 billion facility will mature on May 13, 2021.

At March 31, 2018, the Company had approximately $881 million of available credit under the Amended Credit Agreement, and had letters of credit outstanding under the Amended Credit Agreement of $76 million. There were no borrowings under the Amended Credit Agreement in the first quarter of 2018 and the Company was in compliance with all applicable financial covenants at March 31, 2018.

In connection with the consummation of the acquisition of CompuCom, the Company entered into a credit agreement, dated as of November 8, 2017 (the “Term Loan Credit Agreement”), which provides for a $750 million term loan facility with a maturity date of November 8, 2022. The Amended Credit Agreement was further amended to permit, among other things, certain matters relating to the Term Loan Credit Agreement. The Company was in compliance with all applicable financial covenants associated with the Term Loan Credit Agreement at March 31, 2018.

NOTE 6. REVENUE RECOGNITION

Products and Services Revenue

The following table provides information about disaggregated revenue by Division, and major product and service categories.

	First Quarter of 2018
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$735	$468	$—	$1	$1,204
Technology	354	539	46	—	939
Furniture and other	172	108	—	—	280
Services
Technology	—	9	210	—	219
Other	67	120	1	—	188

Total	$1,328	$1,244	$257	$1	$2,830

Products revenue

Products revenue includes the sale of (1) supplies such as paper, writing instruments, office supplies, cleaning and breakroom items, (2) technology related products such as toner and ink, printers, computers, tablets and accessories, electronic storage, and (3) furniture and other products such as desks, seating, and luggage.

The Company sells its supplies, furniture and other products through its Retail and Business Solutions Divisions, and its technology products through all three Divisions. Customers can purchase products through the Company’s retail stores, electronically through its internet sites, or through its call centers. Revenues from supplies, technology, and furniture and other product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer.

Furniture and other products also include arrangements where customers can make special furniture interior design and installation orders that are customized to their needs. The performance obligations related to these arrangements are satisfied over time.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Services revenue

Services revenue includes (1) technology service offerings provided through the Company’s CompuCom Division, such as end user computing, data center management, service desk, network infrastructure, IT workforce solutions, mobile device management and cloud services, as well as technology service offerings provided in its retail stores, such as installation and repair, and (2) other service offerings such as copy and print services, managed print and fulfillment services, product subscriptions, and sales of third party software, gift cards, and warranties, as well as rental income on operating lease arrangements where the Company conveys to its customers the right to use devices and other equipment for a stated period.

The largest offering in the service technology category is end user computing, which provides on-site services to assist corporate end users with their information technology needs. Services are either billed on a rate per hour or on a fixed monthly retainer basis. For the majority of technology service offerings contracts, the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company’s performance to date and as such the Company recognizes revenue based on the amount billable to the customer in accordance with the practical expedient provided by the current revenue guidance.

Substantially all of the Company’s other service offerings are satisfied at a point in time and revenue is recognized as such. The largest other service offering is copy and print services, which includes printing, copying, and digital imaging. The majority of copy and print services are fulfilled through retail stores and the related performance obligations are satisfied within a short period of time (generally within the same day).

Revenue Recognition and Significant Judgments

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company is entitled to receive in exchange for those products or services. For product sales, transfer of control occurs at a point in time, typically upon delivery to the customer. For service offerings, the transfer of control and satisfaction of the performance obligation is either over time or at a point in time. When performance obligations are satisfied over time, the Company evaluates the pattern of delivery and progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Revenue is recognized net of allowance for returns and net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling costs are considered fulfillment activities and are recognized within the Company’s cost of goods sold.

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgement. The Company did not have significant revenues generated from such contracts during the first quarter of 2018.

Products are generally sold with a right of return and the Company may provide other incentives, such as rebates and coupons, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and incentives are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and a deferred liability is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of March 31, 2018, the Company had $22 million of deferred liability related to the loyalty program, which is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. A receivable is recognized in the period the Company delivers goods or provide services, and is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is also recognized for unbilled services where the Company’s right to consideration is unconditional, and is recorded based on an estimate of time and materials. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 20 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that the contracts do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing its products and services.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to deferred contract acquisition costs (refer to the section “Costs to Obtain a Contract” below) and if applicable, the Company’s conditional right to consideration for completed performance under a contract. During the first quarter of 2018, the Company did not have any contract assets related to conditional rights. The short and long-term components of contract assets in the table below are included in Prepaid expenses and other current assets, and Other assets, respectively, in the Condensed Consolidated Balance Sheets. Contract liabilities include payments received in advance of performance under the contract, and are recognized as revenue when the performance obligation is completed under the contract, as well as accrued contract acquisition costs, liabilities related to the Company’s loyalty program and gift cards. The short and long-term components of contract liabilities in the table below are included in Accrued expenses and other current liabilities, and Deferred income taxes and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

In millions	As of March 31, 2018	At Adoption
Receivables, net	$942	$931
Short-term contract assets	22	20
Long-term contract assets	17	11
Short-term contract liabilities	63	60
Long-term contract liabilities	1	—

The Company recognized revenues of $25 million during the first quarter of 2018 which were included in the short-term contract liability balance at the beginning of the period. There were no contract assets and liabilities that were recognized during the first quarter of 2018 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of the period that transferred to receivables during the first quarter of 2018.

Substantially all of the purchase orders and statements of work related to contracts with customers require delivery of the product or service within one year or less. For certain service contracts that exceed one year, the Company recognizes revenue at the amount to which it has the right to invoice for services performed. Accordingly, the Company has applied the optional exemption provided by the new revenue recognition standard relating to unsatisfied performance obligations and does not disclose the value of unsatisfied performance obligations for its contracts.

Costs to Obtain a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be capitalized. These costs are periodically reviewed for impairment, and are amortized on a straight-line basis over the expected period of benefit. As of March 31, 2018, capitalized acquisition costs amounted to $39 million, which is reflected in short-term contract assets and long-term contract assets in the table above. During the first quarter of 2018, amortization expense was $7 million, and there was no impairment loss in relation to costs capitalized. The Company had no asset impairment charges related to contract assets in the period.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. INCOME TAXES

The Company’s effective rate for the first quarter of 2018 differs from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act on December 22, 2017 in the United States due to the impact of excess tax deficiencies associated with stock-based compensation awards, the impact of state taxes and certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. The Company’s effective tax rates in prior periods have varied considerably as a result of two primary factors, 1) the mix of income and losses across U.S. and non-U.S. jurisdictions, and 2) the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2018 and 2017, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to the dispositions of the international businesses and improved operating results. In addition, during 2017 a large portion of the Company’s deferred tax assets that previously were not realizable, became realizable, thereby, causing significant reductions in previously established valuation allowances. These factors have resulted in the Company’s effective tax rates being 40% for the first quarter of 2018 and 39% for the first quarter of 2017. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

During the third quarter of 2017, the Company concluded that it was more likely than not that a benefit from a significant portion of its U.S. federal and state deferred tax assets would be realized. This conclusion was based on a detailed evaluation of all available positive and negative evidence and the weight of such evidence, the current financial position and results of operations for the current and preceding years, and the expectation of continued earnings. The Company determined that its U.S. federal and state valuation allowance should be reduced by approximately $40 million in 2017, with approximately $37 million in the third quarter of 2017 as a discrete non-cash income tax benefit and the remainder as an adjustment to the estimated annual effective tax rate.

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

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years before 2016 and 2009, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal examination and with few exceptions, is no longer subject to U.S. state and local tax examinations for years before 2009. The Company’s U.S. federal income tax return for 2016 is currently under review. Generally, the Company is subject to routine examination for years 2008 and forward in its international tax jurisdictions.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 8. STOCKHOLDERS’ EQUITY

The following table reflects the changes in Stockholders’ equity.

(In millions)
Stockholders’ equity at December 30, 2017	$2,120
Net income	41
Dividends paid on common stock	(14)
Share purchase for taxes, net of proceeds on employee-related plans	(3)
Other comprehensive income	14
Adjustment for adoption of the new revenue accounting standard	(4)
Amortization of long-term incentive stock grants	3

Stockholders’ equity at March 31, 2018	$2,157

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension and Other	Total
Balance at December 30, 2017	$(43)	$(35)	$(78)
Reclassification of foreign currency translation adjustments realized upon disposal of business	14	—	14

Balance at March 31, 2018	$(29)	$(35)	$(64)

Treasury Stock

In May 2016, the Company’s Board of Directors authorized a stock repurchase program of up to $100 million of its outstanding common stock. In August 2016, the Board of Directors authorized increasing the share repurchase program to $250 million. The stock repurchase authorization permits the Company to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The authorization extends to the end of 2018 and may be suspended or discontinued at any time. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity. However, under the Company’s Term Loan Credit Agreement, the Company’s ability to continue to repurchase its common stock is significantly restricted.

In the first quarter of 2018, the Company made no repurchases of common stock, under the stock repurchase program. As of March 31, 2018, $62 million remains available for repurchase under the current authorization.

Dividends on Common Stock

In the first quarter of 2018, the Company’s Board of Directors declared quarterly cash dividends of $0.025 per share on its common stock, resulting in total cash payments of $14 million. Dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. Additionally, payment of dividends is permitted under the Company’s Amended Credit Agreement provided that the Company has the required minimum liquidity or fixed charge ratio, but may be limited if the Company does not meet the necessary requirements. Additionally, under the Company’s Term Loan Credit Agreement, payment of dividends is permitted subject to compliance with an annual limit.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 9. EARNINGS PER SHARE

The following table represents the calculation of net earnings per common share – basic and diluted:

	First Quarter
(In millions, except per share amounts)	2018	2017
Basic Earnings Per Share
Numerator:
Net income from continuing operations	$33	$74
Income from discontinued operations, net of tax	8	42

Net income	$41	$116

Denominator:
Weighted-average shares outstanding	555	515
Basic earnings per share:
Continuing operations	$0.06	$0.14
Discontinued operations	0.01	0.08

Net earnings per share	$0.07	$0.22

Diluted Earnings Per Share
Numerator:
Net income from continuing operations	$33	$74
Income from discontinued operations, net of tax	8	42

Net income	$41	$116

Denominator:
Weighted-average shares outstanding	555	515
Effect of dilutive securities:
Stock options and restricted stock	8	17

Diluted weighted-average shares outstanding	563	532
Diluted earnings per share:
Continuing operations	$0.06	$0.14
Discontinued operations	0.01	0.08

Net diluted earnings per share	$0.07	$0.22

Awards of stock options and nonvested shares representing approximately 8 million and 4 million additional shares of common stock were outstanding for the first quarters of 2018 and 2017, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 10. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans – North America

The components of net periodic pension benefit for the Company’s North America pension plans are as follows:

	First Quarter
(In millions)	2018	2017
Service cost	$1	$2
Interest cost	9	10
Expected return on plan assets	(11)	(12)

Net periodic pension benefit	$(1)	$—

In the first quarter of 2018, cash contributions to the North America pension plans were not significant. The Company expects to make additional cash contributions of approximately $2 million to the North America pension plans during the remainder of 2018.

Pension Plan – United Kingdom

As part of the European business sale, the Company retained the United Kingdom (“UK”) defined benefit pension plan. The components of net periodic pension benefit for the Company’s UK pension plan are as follows:

	First Quarter
(In millions)	2018	2017
Service cost	$—	$—
Interest cost	2	2
Expected return on plan assets	(2)	(3)

Net periodic pension benefit	$—	$(1)

The UK pension plan is in a net asset position. In the first quarter of 2018, cash contributions of $1 million were made to the UK pension plan. The Company is required to make an additional cash contribution of $1 million to the UK pension plan during the remainder of 2018.

Net periodic pension benefits for the North America and UK pension and other postretirement benefit plans (the “Plans”) are recorded at the corporate level. The service cost for the Plans are reflected in Selling, general and administrative expenses, and the other components of net periodic pension benefits are reflected in Other income, net, in the Condensed Consolidated Statements of Operations.

NOTE 11. FAIR VALUE MEASUREMENTS

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

As of March 31, 2018, and December 30, 2017, the Company did not have any money market funds that had floating net asset values that required measurement. As part of the purchase of CompuCom on November 8, 2017, the Company acquired a redeemable noncontrolling equity interest in a subsidiary of CompuCom. In accordance with GAAP, the redeemable noncontrolling interest is required to be adjusted to its maximum redemption amount as of each reporting period. The Company used level 2 and 3 inputs in measuring the fair value of the redemption amount of $18 million as of March 31, 2018.

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. Amounts associated with these derivative financial instruments are considered Level 1 measurements, but were not significant for the reported periods. At March 31, 2018, and December 30, 2017, Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets included less than $1 million related to derivative foreign currency and fuel contracts.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges that are based on Level 3 measurements. The Company recognized no asset impairment charges associated with continuing operations in the first quarter of 2018.

Other Fair Value Disclosures

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	March 31, 2018		December 30, 2017
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Timber notes receivable	$858	$849	$863	$865
Company-owned life insurance	88	88	90	90
Financial liabilities:
Recourse debt:
Term Loan, due 2022	699	743	717	754
Revenue bonds, due in varying amounts periodically through 2029	186	185	186	185
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	14	14	14
Non-recourse debt	770	764	776	777

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

In addition to the foregoing, OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of March 31, 2018, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these environmental liabilities, our estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 13. SEGMENT INFORMATION

The Company had two reportable segments during 2017 until the acquisition of CompuCom on November 8, 2017, at which time a third reportable segment was formed for that business based on how the Company is managed. The Business Solutions Division sells office supply products and services across the United States, Puerto Rico, U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through its internet sites. The Retail Division includes retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, print, cleaning, breakroom and facilities products, and office furniture as well as business services including copying, printing, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are also facilitated through the Company’s regional print production centers. The CompuCom Division, which reflects the operations of CompuCom since its acquisition on November 8, 2017, sells information technology (IT) outsourcing services and products to North American enterprise organizations in the United States, Canada and Costa Rica, and offers a broad range of solutions that includes end user computing (tablets, smartphones, laptops and desktops), data center management, service desk, network infrastructure and IT workforce solutions. CompuCom Division customers are served through dedicated IT service and sales representatives, telesales, and electronically through the Company’s internet sites.

The retained global sourcing operations previously included in the International Division are not significant and have been presented as Other.

The Company’s three operating segments are the three reportable segments. The Business Solutions Division, Retail Division and CompuCom Division are managed separately as they represent separate channels in the way we serve our customers and are managed accordingly. The accounting policies for each segment are the same as those described in Note 1 in the Company’s 2017 Form 10-K. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Business Solutions and Retail Divisions, including Asset impairments and Merger and restructuring expenses, net, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities. In addition, the Company regularly evaluates the appropriateness of the reportable segments based on how the business is managed, including making decisions about allocating resources and assessing performance of the segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, the current reportable segments may change in the future.

The following is a summary of sales and operating income (loss) by each of the Divisions and Other, reconciled to consolidated totals, after the elimination of the discontinued operations for all periods.

	Sales
	First Quarter
(In millions)	2018	2017
Business Solutions Division	$1,328	$1,315
Retail Division	1,244	1,358
CompuCom Division	257	—
Other	1	3

Total	$2,830	$2,676

	Division Operating Income (loss)
	First Quarter
(In millions)	2018	2017
Business Solutions Division	$55	$58
Retail Division	72	112
CompuCom Division	5	—
Other	—	(1)

Total	$132	$169

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

A reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

	First Quarter
(In millions)	2018	2017
Total Divisions operating income	$132	$169
Add/(subtract):
Merger and restructuring expenses, net	(17)	(20)
Unallocated expenses	(38)	(25)
Interest income	6	6
Interest expense	(29)	(13)
Other income, net	1	4

Income from continuing operations before income taxes	$55	$121

The components of goodwill by segment are provided in the following table:

(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Total
Balance as of December 30, 2017	$328	$78	$445	$851
Acquisitions	20	—	13	33
Foreign currency rate impact	—	—	(3)	(3)
Purchase accounting adjustments	—	—	1	1

Balance as of March 31, 2018	$348	$78	$456	$882

Refer to Note 2 for additional information on the acquisitions during the first quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When using this report, the terms “Office Depot,” “Company,” “we,” “us” and “our” mean Office Depot, Inc. and all entities included in our Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist readers in better understanding and evaluating our financial condition and results of operations. We recommend reading this MD&A in conjunction with our Condensed Consolidated Financial Statements and the Notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2017 Form 10-K.

RESULTS OF OPERATIONS

OVERVIEW

The Company

We are a leading omni-channel provider of business services and supplies, product and technology solutions. We currently operate under several banners, including Office Depot ®, OfficeMax ® and CompuCom ® and utilize proprietary company and product brand names. Our business is comprised of three reportable segments (or “Divisions”) as of the first quarter of 2018. The Business Solutions Division sells office supply products and services in the United States, Puerto Rico, U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through dedicated sales forces, through catalogs, telesales, and electronically through our internet sites. The Retail Division includes our retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, print, cleaning, breakroom and facilities products, and office furniture. In addition, our Retail Division offers various business-related services targeted to small businesses, technology support services as well as printing, copying, mailing and shipping services. The CompuCom Division consists of CompuCom Systems, Inc. (“CompuCom”) and was formed during the fourth quarter of 2017 after the acquisition of CompuCom. CompuCom Division sells information technology (IT) outsourcing services and products to North American enterprise organizations in the United States, Canada and Costa Rica, and offers a broad range of solutions that includes end user computing (tablets, smartphones, laptops and desktops), data center management, service desk, network infrastructure and IT workforce solutions. CompuCom Division customers are served through dedicated IT service and sales representatives, telesales, and electronically through our internet sites.

Acquisitions

To further our strategic direction to transform into a more services-driven platform and strengthen our core business operations, we acquired two businesses during the first quarter of 2018, in addition to five businesses acquired in 2017, including CompuCom on November 8, 2017, and four small independent regional businesses in August 2017 and October 2017.

In March 2018, we acquired a small independent regional office supply business which will provide us with improved access to small and mid-market business customers in select geographic markets within the United States across a diverse assortment of product lines, including cleaning and breakroom, technology and printing, furniture and office supplies. Additionally, in March 2018, we acquired an enterprise information technology solutions integrator and managed services provider which will provide us with a platform for selling Internet of Things related hardware and projects to the education market. The aggregate total purchase consideration including contingent consideration for the transactions was approximately $47 million, subject to certain customary post-closing adjustments, and were primarily funded with cash on hand. The operating results of the small office supply business is combined with our operating results subsequent to its purchase date, and is included in the Business Solutions Division segment. The operating results of the technology business is combined with our operating results subsequent to its purchase date, and is included in the CompuCom Division segment. Refer to Note 2. “Acquisitions,” in Notes to the Condensed Consolidated Financial Statements for additional information.

Disposition of the International Division – Discontinued Operations

As of the end of Fiscal 2017, we sold our European, South Korean and mainland China businesses. In April 2017, we announced that we had entered into a definitive sale and purchase agreement to sell our businesses in Australia and New Zealand, which was subject to regulatory approval. In November 2017, the Australian Competition and Consumer Commission announced that it would not oppose the sale, however, the Commerce Commission of New Zealand (“Commerce Commission”) filed proceedings in the High Court to enjoin the contemplated transaction. As a result of the delay in gaining regulatory approval in New Zealand, we entered into an amended sale and purchase agreement in February 2018 with the purchaser to sell the businesses in Australia and New Zealand in two separate transactions. The sale of the business in Australia was completed on February 5, 2018. We recognized a cumulative loss of $45 million associated with the sale, of which $44 million was previously recognized in 2017 and 2016 in the aggregate, and an additional $1 million loss was recognized at the time of sale. In April 2018, the Commerce Commission withdrew its objection to the sale of our New Zealand business, and on May 4, 2018, we completed the sale of our New Zealand business.

Refer to Note 4. “Discontinued Operations,” in Notes to Condensed Consolidated Financial Statements for additional information.

Restructuring Activity

During 2017, we announced a multi-year strategic transformation to pivot from a traditional office product retailer to a broader omni-channel business services, product and technology provider which included the acquisition of CompuCom. As part of the new strategy, we continue to expand our technology and business service offerings and accelerate the offering of new subscription-based services, including expanding our service offering to address the needs of small businesses. As part of this multi-year strategic shift, we anticipate incurring additional costs over the next few years including professional fees, severance and other related cost.

Continuing Operations

A summary of factors impacting operating results of the continuing operations for the 13-week ended March 31, 2018 (also referred to as “the first quarter of 2018”) and April 1, 2017 (also referred to as “the first quarter of 2017”), is provided below. Additional discussion of the 2018 first quarter results is provided in the narrative that follows this overview.

•	Sales reported in the first quarter 2018 compared to the same period of the prior year were positively impacted by $257 million of sales from CompuCom partially offset by lower sales related to retail store closures during the last twelve months, lower comparable store sales in the Retail Division and $31 million of lower reported sales revenue related to the adoption of the new revenue recognition accounting guidance.

Sales	First Quarter
(In millions)	2018	2017	Change
Business Solutions Division	$1,328	$1,315	1%
Retail Division	1,244	1,358	(8)%
Change in comparable store sales			(4)%
CompuCom Division	257	—	N/A
Other	1	3	(67)%

Total	$2,830	$2,676	6%

•	Total Company gross profit decreased by $8 million in the first quarter of 2018 compared to the same period in the prior year despite higher sales due to a decrease in gross profit as a percentage of sales (“gross margin”). The decrease in the gross margin reflects lower gross margins in both the Retail and Business Solutions Divisions primarily due to store and supply chain costs deleverage on lower retail sales and, in the Business Solutions Division, mainly associated with conversion costs related to the final customer migrations from the legacy OfficeMax platform that was completed during the first quarter of 2018.

•	Total Company selling, general and administrative expenses increased by $42 million in the first quarter of 2018 compared to the same period in 2017, reflecting $73 million higher expenses related to acquired businesses and higher advertising expenses, partially offset by the closure of stores in North America, lower payroll expenses, operational efficiencies and synergies.

•	We recorded $17 million of Merger and restructuring expenses, net, in the first quarter of 2018, compared to $20 million of Merger and restructuring expenses, net in the first quarter of 2017. Merger and restructuring expense in the first quarter of 2018 includes $6 million of transaction and integration related costs associated with our acquisition of CompuCom and the other businesses, $6 million of expenses related to continued OfficeMax merger activities and $5 million of expenses associated with restructuring activities. Additional integration and restructuring expenses are expected to be incurred in future periods. Refer to Note 3. “Merger and Restructuring Activity” in the Notes to the Condensed Consolidated Financial Statements for additional information.

•	Our effective tax rate was 40% for the first quarter 2018, which was influenced by the impact of excess tax deficiencies associated with stock-based compensation awards, the impact of state taxes and certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. The effective tax rate for the first quarter of 2017 was 39% and was primarily impacted by the effect of state taxes and nondeductible expenses.

•	Diluted earnings per share from continuing operations was $0.06 in the first quarter of 2018 compared to $0.14 in the first quarter of 2017.

•	Diluted earnings per share from discontinued operations was $0.01 in the first quarter of 2018 compared to $0.08 per share in the first quarter of 2017.

•	Net diluted earnings per share was $0.07 in the first quarter of 2018 compared to earnings of $0.22 per share in the first quarter of 2017.

•	In March 2018, the Company paid a quarterly cash dividend on its common stock of $0.025 per share, resulting in a total cash payment of $14 million.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

BUSINESS SOLUTIONS DIVISION

	First Quarter
(In millions)	2018	2017
Products	$1,261	$1,249
Services	67	66

Total Sales	$1,328	$1,315
% change	1%	(4)%
Division operating income	$55	$58
% of sales	4%	4%

Product sales in our Business Solutions Division increased 1% in the first quarter of 2018 compared to the same period in the prior year. The increase in sales was primarily driven by growth in adjacency categories, online sales and acquisitions, partially offset by the impact of sales from omni-channel programs that are recorded in the Retail Division. On a product category basis, sales increased primarily in adjacencies, including cleaning/breakroom and furniture, partially offset by decreases across the other primary product categories for the first quarter of 2018. Sales of services in our Business Solutions Division increased 2% compared to the same period in the prior year, reflecting the Company’s focus on business services.

Division operating income was $55 million in the first quarter of 2018 as compared to $58 million in the first quarter of 2017. The decrease in the Division’s operating income in the first quarter of 2018 was driven by lower gross profit primarily resulting from conversion costs associated with the final customer migrations from the legacy OfficeMax platform that was completed during the quarter, as well as higher marketing expenses related to the Company’s demand generation strategy.

RETAIL DIVISION

	First Quarter
(In millions)	2018	2017
Products	$1,115	$1,208
Services	129	150

Total Sales	$1,244	$1,358
% change	(8)%	(10)%
Division operating income	$72	$112
% of sales	6%	8%
Comparable store sales decline	(4)%	(5)%

Product sales in our Retail Division decreased 8% in the first quarter of 2018 compared to the same period in the prior year. The decrease resulted from planned store closures over the past twelve months, a 4% decline in comparable store sales in the quarter and approximately $4 million of lower sales related to the adoption of the new revenue recognition accounting guidance, partially offset by the positive impact of sales from omni-channel programs. Sales of services in the first quarter of 2018 decreased 14% in the first quarter of 2018 compared to the same period in the prior year primarily due to $25 million of lower sales related to the adoption of the new revenue recognition accounting guidance.

Comparable store sales in the first quarter of 2018 decreased 4%, reflecting lower store traffic, transaction counts and average order values. Comparable store sales decreased across most of our primary product categories, including ink, toner, computers and technology related products, partially offset by increased sales in cleaning and breakroom products.

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

The Retail Division reported operating income of $72 million in the first quarter of 2018, compared to $112 million in the first quarter of 2017. The decrease in the Division’s operating income in the first quarter of 2018 reflects the negative impact of lower sales and gross profit, as well as higher marketing and advertising expenses to drive store traffic during the quarter.

Charges associated with the store closure program are reported in Merger and restructuring expenses, net in the Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting, and are not included in the determination of Division income. Refer to “Corporate” discussion below for additional information of expenses incurred to date.

COMPUCOM DIVISION

	First Quarter
(In millions)	2018	2017
Products	$46	$—
Services	211	—

Total Sales	$257	$—
Division operating income	$5	$—
% of sales	2%	N/A

The CompuCom Division was formed in the fourth quarter of 2017 after the completion of the acquisition of CompuCom on November 8, 2017. Refer to Note 2. “Acquisitions” in Notes to the Condensed Consolidated Financial Statements for additional information.

OTHER

Certain operations previously included in the International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are presented as Other. The operations primarily relate to the sale of products to former joint venture partners, and are not material in any period.

CORPORATE

The line items in our Condensed Consolidated Statements of Operations included as corporate activities are Merger and restructuring expenses, net and Asset impairments. These activities are managed at the corporate level and, accordingly, are not included in the determination of Division operating income for management reporting or external disclosures. In addition to these charges and credits, certain selling, general and administrative expenses are not allocated to the Divisions and are managed at the corporate level. Those expenses are addressed in the section “Unallocated Expenses” below.

There were no asset impairments in the first quarter of 2018 and 2017. The table below summarizes the major components of Merger and restructuring expenses, net, followed by a narrative discussion of the significant matters.

	First Quarter
(In millions)	2018	2017
Merger and transaction related expenses, net
Severance and retention	$2	$—
Transaction and integration	7	6
Facility closure, contract termination, and other expenses, net	3	4

Total Merger and transaction related expenses, net	12	10

Restructuring expenses
Severance	—	9
Facility closure, contract termination, professional fees and other expenses, net	5	1

Total Restructuring expenses	5	10

Total Merger and restructuring expenses, net	$17	$20

Merger and transaction related expenses, net

Included in the 2018 Merger and transaction related expenses, net in the table above are expenses associated with the acquisitions in the first quarter of 2018 and fiscal 2017, including CompuCom. Transaction and integration expenses in 2018 primarily related to legal, accounting, and other third-party costs incurred by us associated with the acquisitions and integration of acquired companies. Such costs are being recognized as incurred. Severance and retention expenses include retention amounts incurred related to the integration of staff functions and are being expensed through the retention period as well as termination benefits related to certain supply chain integration activities. Also included in the Merger and transaction related expenses, net in the first quarter of 2018 in the table above are $3 million of integration expenses and $3 million of facility closure costs associated with the 2013 OfficeMax merger.

2017 Merger and transaction related expenses, net are related to costs associated with the 2013 OfficeMax merger, and include a gain of $1 million from the sale of a warehouse facility as part of a supply chain integration plan.

Restructuring expenses

During 2017, we announced a multi-year strategic transformation to pivot from a traditional office product retailer to a broader omni-channel business services, product and technology provider which included the acquisition of CompuCom. As part of the new strategy, we will expand our technology and business service offerings and accelerate the offering of new subscription-based services, including expanding our service offering to address the needs of small businesses. As part of this multi-year strategic shift, we anticipate incurring additional costs over the next few years including professional fees, severance and other related costs. Included in restructuring expenses in the first quarter of 2018 in the table above are professional fees of $4 million associated with this restructuring plan.

Restructuring expense in 2017 and $1 million of restructuring costs in the first quarter of 2018 were associated with the Comprehensive Business Review strategy (the “Comprehensive Business Review”) announced in August 2016 which included the closure of approximately 300 retail stores in North America over a three-year period, and the reduction of operating and general and administrative expenses through efficiencies and organizational optimization. We incurred approximately $99 million in costs to implement the cost savings programs to date.

Expenses associated with implementing the Comprehensive Business Review include severance, facility closure costs, contract termination, accelerated depreciation, professional fees, relocation and disposal gains and losses, as well as other costs associated with the store closures. We have completed 137 of the planned 300 retail store closures since announcing this initiative, and anticipate closing 18 additional stores during the remainder of 2018. The Company will continue to re-evaluate the store closure program on an annual basis. Severance costs related to planned store closures are being accrued through the anticipated facility closure or termination date and consider timing, terms of existing severance plans, expected employee turnover and attrition. Restructuring expenses also include severance and reorganization costs associated with reductions in staff functions that continued into 2017.

Refer to Note 3, “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements for additional information.

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

Unallocated costs were $38 million and $25 million in the first quarter of 2018 and 2017, respectively. The increase in the first quarter of 2018 compared to the same period in 2017 primarily resulted from higher incentive costs associated with our overall performance compared to plan, and certain executive costs.

Other Income and Expense

	First Quarter
(In millions)	2018	2017
Interest income	$6	$6
Interest expense	(29)	(13)
Other income, net	1	4

In the fourth quarter of 2017, we entered into a $750 million Term Loan Credit Agreement, due 2022. Borrowings under the agreement were issued with an original issue discount, at an issue price of 97.00%, and bear interest at a rate per annum equal to LIBOR plus 7.00% (or an alternative base rate plus 6.00%). We recorded $18 million of interest expense in the first quarter of 2018 related to the agreement.

Discontinued Operations

Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements for information regarding the businesses accounted for as discontinued operations.

Income Taxes

Our effective rate for the first quarter of 2018 differs from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act on December 22, 2017 in the United States due to the impact of excess tax deficiencies associated with stock-based compensation awards, the impact of state taxes and certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. Our effective tax rates in prior periods have varied considerably as a result of two primary factors, 1) the mix of income and losses across U.S. and non-U.S. jurisdictions, and 2) the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2018 and 2017, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to the dispositions of the international businesses and improved operating results. In addition, during 2017 a large portion of our deferred tax assets that previously were not realizable, became realizable, thereby, causing significant reductions in previously established valuation allowances. These factors have resulted in our effective tax rates being 40% for the first quarter of 2018 and 39% for the first quarter of 2017. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

During the third quarter of 2017, we concluded that it was more likely than not that a benefit from a significant portion of our U.S. federal and state deferred tax assets would be realized. This conclusion was based on a detailed evaluation of all available positive and negative evidence and the weight of such evidence, the current financial position and results of operations for the current and preceding years, and the expectation of continued earnings. We determined that our U.S. federal and state valuation allowance should be reduced by approximately $40 million in 2017, with approximately $37 million in the third quarter of 2017 as a discrete non-cash income tax benefit and the remainder as an adjustment to the estimated annual effective tax rate.

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

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local income tax examinations for years before 2016 and 2009, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal examination and with few exceptions, is no longer subject to U.S. state and local tax examinations for years before 2009. Our U.S. federal income tax return for 2016 is currently under review. Generally, we are subject to routine examination for years 2008 and forward in our international tax jurisdictions.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2018, we had $737 million in cash and equivalents and another $881 million available under the Amended Credit Agreement (as defined in Note 5 of the Condensed Consolidated Financial Statements) for a total liquidity of approximately $1.6 billion. We currently believe that our cash on hand, availability of funds under the Amended Credit Agreement, and full year cash flows generated from operations will be sufficient to fund our working capital, capital expenditure, debt repayment, common stock repurchases, cash dividends on common stock, and merger integration and restructuring expenses for at least the next twelve months, although it is possible that a portion of our liquidity may be allocated in the future towards acquisitions consistent with our strategic growth initiatives.

At March 31, 2018, no amounts were drawn under the Amended Credit Agreement. There were letters of credit outstanding under the Amended Credit Agreement at the end of the first quarter of 2018 totaling $76 million and we were in compliance with all applicable financial covenants at March 31, 2018.

In addition to the acquisitions disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets. Such transactions may be material and may involve cash, our securities or the assumption of additional indebtedness (Refer to Note 2. “Acquisitions” in Notes to the Condensed Consolidated Financial Statements for additional information).

In 2018, we expect capital expenditures to be approximately $175 million, including investments to support our critical priorities and the new store test format. These expenditures will be funded through available cash and operating cash flows.

On May 27, 2016 the Board of Directors authorized a stock repurchase program of up to $100 million of our outstanding common stock, par value $0.01 per share. In August 2016, our Board of Directors authorized increasing the current common stock repurchase program from $100 million to $250 million. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The program extends through the end of 2018 and may be suspended or discontinued at any time. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity. We expect that our ability to repurchase our common stock in 2018 will be significantly limited by the Term Loan Credit Agreement which contains certain restrictions on our ability to repurchase our common stock.

Under the $250 million stock repurchase program, we made no repurchases of our common stock in the first quarter of 2018.

Cash Flows

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

	First Quarter
(In millions)	2018	2017
Operating activities of continuing operations	$207	$88
Investing activities of continuing operations	(66)	(22)
Financing activities of continuing operations	(41)	(38)

Operating Activities of Continuing Operations

During the first quarter of 2018, cash provided by operating activities of continuing operations was $207 million, compared to $88 million during the same period last year. Operating activities reflect outflows related to Merger, restructuring, and integration in 2018 and 2017.

The increase in cash flows from operating activities in the first quarter of 2018 compared to the same period in 2017 was primarily driven by higher cash flows associated with changes in working capital partially offset by lower net income from continuing operations. The increase in cash inflows from working capital was primarily associated with an increase in accounts payable and accrued expenses during the first quarter of 2018 compared to a decrease in the first quarter of 2017 partially offset by a smaller decrease in inventory levels in the first quarter of 2018 compared to the same period in 2017. Working capital is influenced by a number of factors including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note 1 of the Condensed Consolidated Financial Statements.

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations was $66 million in the first quarter of 2018, compared to $22 million in the first quarter of 2017. The increase from the prior year is primarily a result of $30 million of cash used to acquire two businesses in the first quarter of 2018. During the first quarter of 2018 and 2017, capital expenditures were $37 million and $30 million, respectively. The cash outflow in the first quarter of 2018 and 2017 was partially offset by proceeds from the disposition of assets and other of $1 million and $8 million, respectively.

Financing Activities of Continuing Operations

Cash used in financing activities of continuing operations was $41 million in the first quarter of 2018, compared to $38 million in the first quarter of 2017. The increase from the prior year reflects larger net repayments on long and short-term borrowings which was mainly driven by the quarterly payment of $19 million related to the Term Loan Credit Agreement partially offset by $10 million less cash used to repurchase common stock and a $6 million decrease in cash used to purchase shares for taxes.

Discontinued Operations

Cash provided by (used in) operating and investing activities of discontinued operations is summarized as follows:

	First Quarter
(In millions)	2018	2017
Operating activities of discontinued operations	$10	$14
Investing activities of discontinued operations	30	(49)

Until individual disposal groups were sold, cash moved between discontinued operations entities and continuing operations entities. Intercompany transactions are eliminated in consolidation and balances are satisfied on or before closings. The change in cash flows of discontinued operations in the first quarter of 2018 compared to 2017 reflects the impact of the sale of the Australia business in the first quarter of 2018, as well as a $35 million cash payment in the first quarter of 2017 associated with the sale of our European business.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2017 Form 10-K, in Note 1 of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act Of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in our discussion of Risk Factors, found in Item 1A of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2018 (the “2017 Form 10-K”), and Forward-Looking Statements, found in Part I of our 2017 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2018, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2017 Form 10-K.

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

Based on management’s evaluation, as of March 31, 2018, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no material change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of integrating CompuCom and the other companies acquired during 2017 and 2018 into our overall internal control over financial reporting processes. In addition, during the first quarter of 2018, we implemented certain internal controls over financial reporting in connection with our adoption of the new revenue recognition standard.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our legal proceedings, see Note 12, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in the Company’s 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2018, we made no repurchases of our common stock in connection with the share repurchase program that was approved by the Board of Directors in May 2016 and amended in August 2016.

Period	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (In thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a) (In millions)
December 31, 2017 – January 27, 2018	—	$—	—	$62
January 28, 2018 – February 24, 2018	—	$—	—	$62
February 25, 2018 – March 31, 2018	—	$—	—	$62

Total	—

(a)	In May 2016, our Board of Directors authorized a stock repurchase program of up to $100 million of our outstanding common stock. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. In August 2016, the Board of Directors authorized increasing the share repurchase program to $250 million. The authorization extends to the end of 2018 and may be suspended or discontinued at any time. Under our Term Loan Credit Agreement, our ability to continue to repurchase common stock is significantly restricted.

The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity.

In February 2018, the Board of Directors declared a quarterly dividend of $0.025 per share of our common stock. On March 15, 2018, a cash dividend of $0.025 per share of common stock was paid to shareholders of record at the close of business on March 2, 2018, resulting in total cash payment of $14 million. Dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Additionally, payment of dividends is permitted under our Amended Credit Agreement provided that we have the required minimum liquidity or fixed charge ratio, but may be limited if we do not meet the necessary requirements. Additionally, under our Term Loan Credit Agreement, payment of dividends is permitted subject to compliance with an annual limit.

Item 6. Exhibits.

Exhibits

10.1	Letter Agreement between Office Depot, Inc. and Dan Stone, dated March 26, 2018.

10.2	Retention Agreement between Office Depot, Inc. and Dan Stone, dated March 26, 2018.

10.3	Letter Agreement between Office Depot, Inc. and Joseph T. Lower dated December 29, 2017 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2018).

10.4	Form of Office Depot Inc. Indemnification Agreement (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2018).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: May 9, 2018	By:	/s/ Gerry P. Smith
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Joseph T. Lower
Joseph T. Lower
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2018	By:	/s/ Scott A. Kriss
Scott A. Kriss
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)