Form 10-Q
period 2018-06-30
OFFICE DEPOT INC
filed 2018-08-07
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

☐Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 30, 2018, there were 554,453,337 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Sales:
Products	$2,196	$2,167	$4,619	$4,627
Services	432	196	839	412
Total sales	2,628	2,363	5,458	5,039
Cost of goods and occupancy costs:
Products	1,737	1,707	3,628	3,585
Services	295	111	567	234
Total cost of goods and occupancy costs	2,032	1,818	4,195	3,819
Gross profit	596	545	1,263	1,220
Selling, general and administrative expenses	534	483	1,107	1,014
Asset impairments	—	1	—	1
Merger and restructuring expenses, net	14	20	31	40
Operating income	48	41	125	165
Other income (expense):
Interest income	6	6	12	12
Interest expense	(31)	(14)	(60)	(27)
Other income, net	5	2	6	6
Income from continuing operations before income taxes	28	35	83	156
Income tax expense	9	14	31	61
Net income from continuing operations	19	21	52	95
Discontinued operations, net of tax	(3)	3	5	45
Net income	$16	$24	$57	$140
Basic earnings per common share
Continuing operations	$0.03	$0.04	$0.09	$0.18
Discontinued operations	—	0.01	0.01	0.09
Net basic earnings per common share	$0.03	$0.05	$0.10	$0.27
Diluted earnings per common share
Continuing operations	$0.03	$0.04	$0.09	$0.18
Discontinued operations	—	0.01	0.01	0.08
Net diluted earnings per common share	$0.03	$0.05	$0.10	$0.26
Dividends per common share	$0.025	$0.025	$0.050	$0.050

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 28, 2018 (the “2017 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$16	$24	$57	$140
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	(18)	12	(18)	18
Reclassification of foreign currency translation adjustments realized upon disposal of business	15	5	29	5
Total other comprehensive income (loss), net of tax, where applicable	(3)	17	11	23
Comprehensive income	$13	$41	$68	$163

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	June 30,	December 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$747	$622
Receivables, net	905	931
Inventories	1,122	1,093
Prepaid expenses and other current assets	142	86
Current assets of discontinued operations	—	139
Total current assets	2,916	2,871
Property and equipment, net	722	725
Goodwill	881	851
Other intangible assets, net	438	448
Timber note receivable	853	863
Deferred income taxes	290	305
Other assets	259	260
Total assets	$6,359	$6,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,066	$892
Accrued expenses and other current liabilities	953	986
Income taxes payable	4	5
Short-term borrowings and current maturities of long-term debt	97	96
Current liabilities of discontinued operations	—	67
Total current liabilities	2,120	2,046
Deferred income taxes and other long-term liabilities	327	336
Pension and postretirement obligations, net	88	91
Long-term debt, net of current maturities	903	936
Non-recourse debt	765	776
Total liabilities	4,203	4,185
Commitments and contingencies
Redeemable noncontrolling interest	—	18
Stockholders' equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued shares — 614,166,542 at June 30, 2018 and 610,353,994 at December 30, 2017	6	6
Additional paid-in capital	2,691	2,711
Accumulated other comprehensive loss	(67)	(78)
Accumulated deficit	(220)	(273)
Treasury stock, at cost — 59,713,205 shares at June 30, 2018 and 56,369,637 shares at December 30, 2017	(254)	(246)
Total stockholders' equity	2,156	2,120
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$6,359	$6,323

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	26 Weeks Ended
	June 30,	July 1,
	2018	2017
Cash flows from operating activities of continuing operations:
Net income	$57	$140
Income from discontinued operations, net of tax	5	45
Net income from continuing operations	52	95
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98	79
Charges for losses on inventories and receivables	18	35
Asset impairments	—	1
Compensation expense for share-based payments	13	17
Deferred income taxes and deferred tax asset valuation allowances	25	42
Changes in working capital and other	45	(154)
Net cash provided by operating activities of continuing operations	251	115
Cash flows from investing activities of continuing operations:
Capital expenditures	(74)	(55)
Businesses acquired, net of cash acquired	(30)	—
Proceeds from disposition of assets and other	2	33
Net cash used in investing activities of continuing operations	(102)	(22)
Cash flows from financing activities of continuing operations:
Net payments on long and short-term borrowings	(51)	(15)
Debt related fees	(1)	—
Cash dividends on common stock	(28)	(26)
Share purchases for taxes, net of proceeds from employee share-based transactions	(3)	(14)
Repurchase of common stock for treasury	(8)	(17)
Acquisition of non-controlling interest	(18)	—
Other financing activities	2	—
Net cash used in financing activities of continuing operations	(107)	(72)
Cash flows from discontinued operations:
Operating activities of discontinued operations	11	21
Investing activities of discontinued operations	63	(26)
Financing activities of discontinued operations	—	(8)
Net cash provided by (used in) discontinued operations	74	(13)
Effect of exchange rate changes on cash and cash equivalents	(5)	5
Net increase in cash and cash equivalents	111	13
Cash, cash equivalents and restricted cash at beginning of period	639	807
Cash, cash equivalents and restricted cash at end of period-total	750	820
Cash and cash equivalents of discontinued operations	—	(57)
Cash, cash equivalents and restricted cash at end of the period-continuing operations	$750	$763

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Office Depot, Inc., including consolidated subsidiaries (“Office Depot” or the “Company”), is a leading omni-channel provider of business services and supplies, products and technology solutions. On November 8, 2017, the Company acquired CompuCom Systems, Inc. (“CompuCom”), refer to Note 2 for additional discussion about this acquisition. The Company currently operates under several banners, including Office Depot ® , OfficeMax ® and CompuCom ® and utilizes proprietary company and product brand names. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP. As of June 30, 2018, the Company had three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and the CompuCom Division.

In September 2016, the Company’s Board of Directors committed to a plan to sell substantially all of the Company’s International Division operations (the “International Operations”). Accordingly, the Company has presented the International Operations as discontinued operations beginning in the third quarter of 2016. The Company has reclassified the financial results of the International Operations to Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The Company has also reclassified the related assets and liabilities as current assets and liabilities of discontinued operations on the accompanying Condensed Consolidated Balance Sheet as of December 30, 2017. The sale of the International Operations was completed as of June 30, 2018, therefore there were no assets or liabilities related to discontinued operations in the Condensed Consolidated Balance Sheet as of June 30, 2018. Cash flows from the Company’s discontinued operations are presented separately in the Condensed Consolidated Statements of Cash Flows for all periods. Certain portions of the former International Division assets and operations primarily consisting of the Company’s global sourcing and trading operations in the Asia/Pacific region are being retained or did not meet the held for sale criteria and therefore remain in continuing operations, with prior periods adjusted, where appropriate. Additional information on the Company’s discontinued operations is provided in Note 4.

The Condensed Consolidated Financial Statements as of June 30, 2018, and for the 13-week and 26-week periods ended June 30, 2018 (also referred to as "the second quarter of 2018" and "the first half of 2018," respectively) and July 1, 2017 (also referred to as "the second quarter of 2017" and "the first half of 2017," respectively) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Business acquisitions in 2017 and the first quarter of 2018 lessen the comparability of financial statement periods presented for the Company as results of operations of acquired businesses are included prospectively from the dates of their acquisition.

As a result of the Company’s purchase of CompuCom in November 2017, the Company’s level of service revenue in the second quarter and first half of 2018 exceeded 10% of the Company’s total revenue and accordingly, revenues and cost of sales from services and products are separately disclosed on the Company’s Condensed Consolidated Statements of Operations. Prior period amounts have been reclassified to conform to the current period presentation. Note 6 describes the components of the Company’s business included in the products and services categories. In addition, as discussed below, certain amounts have been reclassified due to the Company’s adoption of the new accounting guidance related to the presentation of defined benefit plan expense. These prior period reclassifications did not affect the Company’s net income or cash flows.

The Company has prepared the Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to those SEC rules and regulations. For a better understanding of the Company and its Condensed Consolidated Financial Statements, the Company recommends reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements which are included in the 2017 Form 10-K. These interim results are not necessarily indicative of the results that should be expected for the full year.

Cash Management

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Trade accounts payable and Accrued expenses and other current liabilities as of June 30, 2018 and December 30, 2017, included $51 million and $53 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At June 30, 2018, cash and cash equivalents from continuing operations held outside the United States amounted to $219 million.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Restricted Cash

Restricted cash consists primarily of short-term cash deposits having original maturity dates of twelve months or less that serve as collateral to certain of the Company’s letters of credit. Restricted cash is valued at cost, which approximates fair value. At June 30, 2018, restricted cash amounted to $3 million and is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

New Accounting Standards

Standards that are not yet adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which will require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for lessors will remain relatively unchanged. The accounting standards update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The initial standard required a modified retrospective transition approach, with application, including disclosures, in all comparative periods presented. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the date of initial application. The Company is currently evaluating the impact that the adoption of this new standard will have on its Condensed Consolidated Financial Statements but anticipates it will result in significant right of use assets and related liabilities associated with its operating leases being recorded on its balance sheet. Substantially all of the Company’s retail store locations, supply chain facilities, certain corporate facilities and copy print equipment are subject to operating lease arrangements. The Company will adopt the standard in the first quarter of 2019, and has implemented system upgrades to its existing lease systems to enable the accounting transition. The Company is currently compiling an inventory of arrangements containing a lease and accumulating the lease data necessary to apply the amended guidance. In addition, the Company will implement updates to its control processes and procedures, as necessary, based on changes resulting from the new standard.

Income taxes

In February 2018, the FASB issued an accounting standard update to address a specific consequence of the Tax Cuts and Jobs Act passed by the United States Congress on December 22, 2017 (“Tax Cuts and Jobs Act”). This accounting update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The standard eliminates the stranded tax effects that were created as a result of the reduction of the historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The accounting update is effective January 1, 2019, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently assessing the impact of the new standard on the condensed consolidated financial statements.

Standards that were adopted

Revenue recognition

In May 2014, the FASB issued a new standard that supersedes most current revenue recognition guidance and modifies the accounting for certain costs associated with revenue generation. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity is entitled to receive in exchange for those goods or services. The standard provides a number of steps to follow to achieve that principle and requires additional financial statement disclosures related to the nature, timing, amount and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new revenue standard on the first day of fiscal 2018, using the modified retrospective method, and applied the standard to contracts that were not complete as of the adoption date. As a result of applying this adoption method, the Company recognized a cumulative effect adjustment of $4 million, net of tax, to its accumulated deficit related to deferral of revenues for its loyalty program as of the first day of the first half of 2018.

The most significant impact of the standard on the Company relates to revenues from sales of third-party software which were previously reported on a gross basis, but are reported on a net basis under the new standard, with no change in timing of recognition or impact to gross profit, earnings or cash flows. This impact resulted in a reduction in both sales from services and cost of services of $11 million and $38 million during the second quarter and first half of 2018, respectively. The adoption of the standard also resulted in minor changes related to the timing of revenue recognition associated with the Company’s loyalty program due to the impacts of the loyalty program being presented as a deferral of revenues under the new standard rather than as cost of sales accruals under the previous accounting rules. In addition, the Company’s balance sheet presentation of its sales return reserve has changed to present a

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

separate return asset and liability, instead of the net presentation used in prior periods. The return asset and liability are included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheet. Revenue recognition related to all other products and services remains substantially unchanged.

The following tables summarize the impacts of adopting the new standard on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2018 and Statement of Operations for the second quarter and first half of 2018. Adoption of the new standard had no impact to the cash flows from operating, financing, or investing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

	Second Quarter of 2018		First Half of 2018
(In millions)	As reported	As if the previous accounting guidance was in effect	As reported	As if the previous accounting guidance was in effect
Sales - Products	$2,196	$2,186	$4,619	$4,613
Sales - Services	432	443	839	877
Total Sales	2,628	2,629	5,458	5,490
Cost of goods sold and occupancy costs - Products	1,737	1,730	3,628	3,625
Cost of goods sold and occupancy costs - Services	295	306	567	605
Total Cost of goods sold and occupancy costs	2,032	2,036	4,195	4,230
Gross profit	596	593	1,263	1,260
Net income	16	14	57	55
Diluted earnings per share	0.03	0.02	0.10	0.10

	As of June 30, 2018
(In millions)	As reported	As if the previous accounting guidance was in effect
Receivables, net	$905	$910
Prepaid expenses and other current assets	142	132
Deferred income taxes	290	288
Accrued expenses and other current liabilities	953	948
Stockholders’ equity	2,156	2,156

As part of its adoption of the new standard, the Company also implemented new internal controls and key system functionality to enable the preparation of financial information on adoption. Refer to Note 6 for additional disclosures required as a result of the adoption of this new standard.

Defined benefit plan

In March 2017, the FASB issued an accounting standards update which changed the income statement presentation of defined benefit plan expense by requiring that an employer report the service cost component of pension costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit pension cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of operating income. The Company adopted the new accounting standards update in the first quarter of 2018. The Company has presented the other components of net periodic benefit cost in Other income, net on the Condensed Consolidated Statements of Operations, while the service cost component of pension costs continues to be presented in Selling, general and administrative expenses. Adoption of this new accounting standards update required a retrospective reclassification of $5 million and $8 million net pension benefit in the second quarter of 2017 and the first half of 2017, respectively, from Selling, general and administrative expenses to Other income, net, and did not have an impact on the Company’s Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 2. ACQUISITIONS

To further the Company’s strategic direction to transform into a more business services-driven platform and strengthen its core business operations, the Company acquired two businesses during the first half of 2018. In March 2018, the Company acquired a small independent regional office supply business which is expected to provide the Company with improved access to small and mid-market business customers in select geographic markets within the United States across a diverse assortment of product lines, including cleaning and breakroom, technology and printing, furniture and office supplies. Additionally, in March 2018, the Company acquired an enterprise information technology solutions integrator and managed services provider which is expected to provide the Company with a platform for selling Internet of Things (“IoT”) related hardware and projects to the education market. IoT refers to the connection of intelligent systems and devices to allow them to automatically share information so that systems and devices work together to develop and enhance solutions and reduce human intervention.

The aggregate total purchase consideration, including contingent consideration, for these two acquisitions was approximately $47 million, subject to certain customary post-closing adjustments. The aggregate purchase price was primarily funded with cash on hand, with the remainder consisting of contingent consideration, estimated to be $14 million, to be paid in 2019. The acquisitions were treated as purchases in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction, and include certain amortizing intangible assets and goodwill. The Company has performed its preliminary purchase price allocations of the $47 million aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transactions, including $8 million of customer relationship intangible assets and $33 million of goodwill. The remaining aggregate purchase price was primarily allocated to working capital accounts. These assets and liabilities are included in the balance sheet as of June 30, 2018. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of the office supply business is combined with the Company’s operating results subsequent to its purchase date, and is included in the Business Solutions Division. The operating results of the technology business is combined with the Company’s operating results subsequent to its purchase date, and is included in the CompuCom Division. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses, in the aggregate, are not material to the Company.

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

As the Company has worked to complete the purchase price allocations of the companies acquired in 2018 and 2017 during their respective measurement periods, based on receipt of new information certain preliminary values have been adjusted since the acquisition dates. These adjustments were insignificant individually and in the aggregate, to the Company’s consolidated financial statements.

Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger and restructuring expense, net line in the Condensed Consolidated Statements of Operations. Refer to Note 3 for additional information about the expenses incurred during the second quarter and first half of 2018.

As part of the purchase of CompuCom, the Company acquired a redeemable noncontrolling equity interest in Clearpath Holdings, LLC, a consolidated subsidiary of CompuCom. In April 2018, the Company acquired the remaining ownership interest in this subsidiary of CompuCom for cash consideration of $18 million.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

	Second Quarter		First Half
(In millions)	2018	2017	2018	2017
Merger and transaction related expenses, net
Severance and retention	$3	$—	$5	$—
Transaction and integration	4	5	11	11
Facility closure, contract termination, and other expenses, net	5	(2)	8	2
Total Merger and transaction related expenses, net	12	3	24	13
Restructuring expenses
Severance	—	6	—	15
Facility closure, contract termination, professional fees and other expenses, net	2	11	7	12
Total Restructuring expenses	2	17	7	27
Total Merger and restructuring expenses, net	$14	$20	$31	$40

Merger and transaction related expenses, net

Transaction and integration expenses in 2018 are primarily related to the CompuCom acquisition, including legal, accounting, and other third-party costs incurred by the Company associated with the acquisition and integration of CompuCom and other smaller transactions completed in 2018 and 2017. Such costs are being recognized as incurred. Severance and retention expenses include retention amounts incurred related to the integration of staff functions in connection with the companies that were acquired in 2018 and 2017, and are being expensed through the retention period. Transaction and integration expenses include $2 million and $6 million for the second quarter and first half of 2018, respectively, relating to CompuCom and other acquisitions, as well as $2 million and $5 million for the second quarter and first half of 2018, respectively, relating to the 2013 OfficeMax merger. Facility closure, contract termination and other expenses, net, include $4 million and $5 million for the second quarter and first half of 2018, respectively, relating to the CompuCom acquisition, as well as $1 million and $3 million for the second quarter and first half of 2018, respectively, relating to the 2013 OfficeMax merger.

Merger and transaction related expenses, net in the second quarter and first half of 2017 are related to costs associated with the 2013 OfficeMax merger and include a gain of $5 million and $6 million, respectively, from the sale of a warehouse facility as part of a supply chain integration plan.

Restructuring expenses

During 2017, the Company announced a multi-year strategic transformation to pivot from a traditional office product retailer to a broader omni-channel business services, product and technology provider which included the acquisition of CompuCom. As part of the new strategy, the Company is expanding its technology and business service offerings and accelerating the offering of new subscription-based services, including expanding its service offering to address the needs of small businesses. As part of this multi-year strategic shift, the Company anticipates incurring additional costs over the next few years including professional fees, severance and other related costs. Included in restructuring expenses in the second quarter and first half of 2018 in the table above are professional fees of $2 million and $6 million, respectively, associated with this restructuring plan.

Restructuring expense in 2017 and $1 million of restructuring costs in the first half of 2018 were associated with the Comprehensive Business Review strategy (the “Comprehensive Business Review”) announced in August 2016 which included the closure of approximately 300 retail stores in North America over a three-year period, and the reduction of operating and general and administrative expenses through efficiencies and organizational optimization. The Company has incurred approximately $99 million in costs to implement the cost savings programs under the Comprehensive Business Review to date.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Expenses associated with implementing the Comprehensive Business Review include severance, facility closure costs, contract termination, accelerated depreciation, professional fees, relocation and disposal gains and losses, as well as other costs associated with the store closures. The Company has completed 139 of the planned 300 retail store closures since announcing this initiative. In the first half of 2018 and the first half of 2017, the Company closed 4 and 33 stores, respectively. The Company will continue to re-evaluate the store closure program on an annual basis. Severance costs related to planned store closures are being accrued through the anticipated facility closure or termination date and consider timing, terms of existing severance plans, expected employee turnover and attrition. Restructuring expenses also include severance and reorganization costs associated with reductions in staff functions that continued into 2017.

Merger and Restructuring Accruals

The activity in the merger and restructuring accruals in the first half of 2018 is presented in the table below. Of the total $31 million expense presented in Merger and restructuring expenses, net incurred in the first half of 2018 in the Condensed Consolidated Statements of Operations, $9 million is related to Merger and restructuring liabilities and are included as Charges incurred in the table below. The remaining $22 million of expense is comprised of $11 million of Merger transaction and integration expenses and $11 million of property expenses, professional fees, non-cash items and other expenses. These charges are excluded from the table below because they are expensed as incurred, or otherwise not associated with the merger and restructuring balance sheet accounts.

	Balance as of			Balance as of
	December 30,	Charges	Cash	June 30,
(In millions)	2017	Incurred	Payments	2018
Termination benefits:
Merger-related accruals	$1	$4	$(2)	$3
Comprehensive Business Review	4	—	(2)	2
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	18	5	(10)	13
Comprehensive Business Review	9	—	(6)	3
Total	$32	$9	$(20)	$21

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

As of the end of fiscal 2017, the Company sold its European, South Korean and mainland China businesses. The sale of the Company’s businesses in Australia and New Zealand was completed on February 5, 2018 and May 4, 2018, respectively, as two separate transactions with the same purchaser. Both transactions were structured and accounted for as an equity sale. Upon the sale of this last disposal group, the sale of the International Operations is complete.

Prior to the sale of its business in Australia (the “Australia Business”), the Company had recorded an aggregate reduction of $44 million in 2017 and 2016 to the carrying amount of its Australia Business based on its updated estimates of fair value less cost to sell. The disposition of the Australia Business resulted in a pre-tax loss on sale of $1 million during the first quarter of 2018, which has been reflected in the Net loss on sale of discontinued operations in the table below, resulting in a cumulative loss of $45 million. Similarly, prior to the sale of its business in New Zealand (the “New Zealand Business”), the Company had recorded an aggregate reduction of $13 million in prior periods to the carrying amount of the New Zealand Business based on its updated estimates of fair value less cost to sell. The disposition of the New Zealand Business resulted in a pre-tax loss on sale of $3 million during the second quarter of 2018, which has been reflected in the Net loss on sale of discontinued operations in the table below, resulting in a cumulative loss of $16 million. The purchaser had previously paid the Company $8 million in connection with extending the purchase

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

agreement in 2017, which is presented in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of December 30, 2017. This amount was applied towards the purchase price of the New Zealand Business when the transaction was completed in 2018.

Associated with the Company’s sale of its European business operations in 2016, the sale and purchase agreement (the “SPA”) contained customary warranties of the Company and the purchaser, with the Company’s warranties limited to an aggregate of EUR 10 million. The Company monitors its estimated exposure to liabilities under the warranties under the SPA, and as of June 30, 2018, the Company believes it has made adequate provisions for its potential exposures related to these warranties. The Company will continue to provide various transition and product sourcing services to the purchaser of the European business operations for a period of up to 24 months following the closing date of December 31, 2016, under a separate agreement. The proceeds and related costs from these services are not material and are presented in Other income, net as part of continuing operations in the Condensed Consolidated Statements of Operations.

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

	Second Quarter		First Half
(In millions)	2018	2017	2018	2017
Sales	$21	$119	$115	$287
Cost of goods sold and occupancy costs	16	97	88	233
Operating expenses	4	26	21	52
Restructuring charges	1	1	1	2
Other income (expense), net	1	—	(1)	—
Net (increase) reduction of loss on discontinued operations held for sale	—	(2)	(1)	45
Net gain (loss) on sale of discontinued operations	(3)	13	(4)	3
Income tax expense (benefit)	1	3	(6)	3
Discontinued operations, net of tax	$(3)	$3	$5	$45

Assets and liabilities of discontinued operations presented in the Condensed Consolidated Balance Sheets as of December 30, 2017 are included in the following table. The Company completed the sale of its final disposal group in the second quarter of 2018, and therefore no assets or liabilities are presented as current assets and liabilities of discontinued operations as of June 30, 2018.

December 30,
(In millions)	2017
Assets
Cash and cash equivalents	$14
Receivables, net	64
Inventories	78
Prepaid expenses and other current assets	4
Property and equipment, net	31
Other assets	3
Valuation allowance	(55)
Current assets of discontinued operations	$139
Liabilities
Trade accounts payable	$38
Accrued expenses and other current liabilities	24
Deferred income taxes and other long-term liabilities	5
Current liabilities of discontinued operations	$67

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 5. DEBT

In May 2011, Office Depot entered into an amended and restated credit agreement, which was amended and restated in May 2016 for an additional five years, and was further amended in December 2016 and November 2017 (the Amended and Restated Credit Agreement including all amendments is referred to as the “Amended Credit Agreement”). The $1.2 billion revolving credit facility will mature on May 13, 2021.

As provided in the Amended Credit Agreement, available amounts that can be borrowed are based on percentages of certain outstanding accounts receivable and inventory of the Company. At June 30, 2018, the Company had $1.0 billion of available credit under the Amended Credit Agreement, and had letters of credit outstanding under the Amended Credit Agreement totaling $80 million. There were no borrowings under the Amended Credit Agreement in the second quarter of 2018 and the Company was in compliance with all applicable financial covenants at June 30, 2018.

In connection with the consummation of the acquisition of CompuCom, the Company entered into a credit agreement, dated as of November 8, 2017 (the “Term Loan Credit Agreement”), which provides for a $750 million term loan facility with a maturity date of November 8, 2022. The Amended Credit Agreement was further amended to permit, among other things, certain matters relating to the Term Loan Credit Agreement. The Company was in compliance with all applicable financial covenants associated with the Term Loan Credit Agreement at June 30, 2018.

NOTE 6. REVENUE RECOGNITION

Products and Services Revenue

The following table provides information about disaggregated revenue by Division, and major products and services categories.

	Second Quarter of 2018
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$717	$374	$—	$3	$1,094
Technology	327	449	56	(4)	828
Furniture and other	179	93	—	2	274
Services
Technology	—	7	219	(1)	225
Other	75	130	2	—	207
Total	$1,298	$1,053	$277	$—	$2,628

	First Half of 2018
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$1,452	$842	$—	$4	$2,298
Technology	681	988	103	(5)	1,767
Furniture and other	351	201	—	2	554
Services
Technology	—	16	429	(1)	444
Other	142	250	3	$—	395
Total	$2,626	$2,297	$535	$—	$5,458

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

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

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts during the second quarter and first half of 2018.

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

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and a deferred liability is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of June 30, 2018, the Company had $11 million of deferred liability related to the loyalty program, which is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. A receivable is recognized in the period the Company delivers goods or provides services, and is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is also recognized for unbilled services where the Company’s right to consideration is unconditional, and is recorded based on an estimate of time and materials. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 20 to 60 days. In instances where the timing of revenue recognition differs from the timing of

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

invoicing, the Company has determined that the contracts do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing its products and services.

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to deferred contract acquisition costs (refer to the section “Costs to Obtain a Contract” below) and if applicable, the Company’s conditional right to consideration for completed performance under a contract. During the second quarter and first half of 2018, the Company did not have any contract assets related to conditional rights. The short and long-term components of contract assets in the table below are included in Prepaid expenses and other current assets, and Other assets, respectively, in the Condensed Consolidated Balance Sheets. Contract liabilities include payments received in advance of performance under the contract, and are recognized as revenue when the performance obligation is completed under the contract, as well as accrued contract acquisition costs, liabilities related to the Company’s loyalty program and gift cards. The short and long-term components of contract liabilities in the table below are included in Accrued expenses and other current liabilities, and Deferred income taxes and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	As of	At
In millions	June 30, 2018	Adoption
Trade receivables, net	$646	$650
Short-term contract assets	25	20
Long-term contract assets	19	11
Short-term contract liabilities	54	60
Long-term contract liabilities	1	—

The Company recognized revenues of $29 million during the first half of 2018 which were included in the short-term contract liability balance at the beginning of the period. There were no contract assets and liabilities that were recognized during the second quarter and first half of 2018 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of the period that transferred to receivables during the second quarter and first half of 2018.

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

Costs to Obtain a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be capitalized. These costs are periodically reviewed for impairment, and are amortized on a straight-line basis over the expected period of benefit. As of June 30, 2018, capitalized acquisition costs amounted to $44 million, which is reflected in short-term contract assets and long-term contract assets in the table above. During the second quarter and first half of 2018, amortization expense was $8 million and $15 million, respectively, and there was no impairment loss in relation to costs capitalized. The Company had no asset impairment charges related to contract assets in the periods presented.

NOTE 7. INCOME TAXES

The Company’s effective rates for the second quarter and first half of 2018 differ from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act due to the impact of excess tax deficiencies associated with stock-based compensation awards, the impact of state taxes and certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. The Company’s effective tax rates in prior periods have varied considerably as a result of two primary factors, 1) the mix of income and losses across U.S. and non-U.S. jurisdictions, and 2) the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2018 and 2017, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to the dispositions of the international businesses and improved operating results. In addition, during 2017 a large portion of the Company’s deferred tax assets that previously were not realizable, became realizable, thereby, causing significant reductions in previously established valuation allowances. These factors have resulted in the Company’s effective tax rates being 32% and 37% for the second

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

quarter and first half of 2018, respectively, and 40% and 39% for the second quarter and first half of 2017, respectively. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

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

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years before 2016 and 2009, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal examination, and with few exceptions, is no longer subject to U.S. state and local tax examinations for years before 2009. The Company’s U.S. federal income tax return for 2016 is currently under review. Generally, the Company is subject to routine examination for years 2008 and forward in its international tax jurisdictions.

It is not reasonably possible that certain tax positions will be resolved within the next 12 months. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

NOTE 8. STOCKHOLDERS’ EQUITY

The following table reflects the changes in Stockholders’ equity.

(In millions)
Stockholders’ equity at December 30, 2017	$2,120
Net income	57
Repurchase of common stock for treasury	(8)
Dividends paid on common stock	(28)
Share purchase for taxes, net of proceeds on employee-related plans	(3)
Other comprehensive income, net of tax	11
Adjustment for adoption of the new revenue accounting standard	(4)
Acquisition escrow shares returned	(1)
Amortization of long-term incentive stock grants	12
Stockholders’ equity at June 30, 2018	$2,156

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 30, 2017	$(43)	$(35)	$(78)
Other comprehensive income (loss) activity before reclassifications	(18)	—	(18)
Reclassification of foreign currency translation adjustments realized upon disposal of business	29	—	29
Balance at June 30, 2018	$(32)	$(35)	$(67)

Treasury Stock

In May 2016, the Company’s Board of Directors authorized a stock repurchase program of up to $100 million of its outstanding common stock. In August 2016, the Board of Directors authorized an increase to the current share repurchase program from $100

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

million to $250 million. The stock repurchase authorization permits the Company to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The authorization extends to the end of 2018 and may be suspended or discontinued at any time. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity. However, under the Company’s Term Loan Credit Agreement, the Company’s ability to continue to repurchase its common stock is significantly restricted.

In the second quarter and first half of 2018, the Company purchased approximately 3 million shares of its common stock at a cost of $8 million under the stock repurchase program. As of June 30, 2018, $55 million remains available for share repurchase under the current Board authorization. Refer to Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, “Other Information” for additional information.

Dividends on Common Stock

In the second quarter and first half of 2018, the Company’s Board of Directors declared quarterly cash dividends of $0.025 per share on its common stock, resulting in total cash payments of $14 million and $28 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. Payment of dividends is permitted under the Company’s Amended Credit Agreement provided that the Company has the required minimum liquidity or fixed charge ratio, but may be limited if the Company does not meet the necessary requirements. Additionally, under the Company’s Term Loan Credit Agreement, payment of dividends is permitted subject to compliance with an annual limit.

NOTE 9. EARNINGS PER SHARE

The following table represents the calculation of net earnings per common share – basic and diluted:

	Second Quarter		First Half
(In millions, except per share amounts)	2018	2017	2018	2017
Basic Earnings Per Share
Numerator:
Net income from continuing operations	$19	$21	$52	$95
Income from discontinued operations, net of tax	(3)	3	5	45
Net income	$16	$24	$57	$140
Denominator:
Weighted-average shares outstanding	557	518	556	517
Basic earnings per share:
Continuing operations	$0.03	$0.04	$0.09	$0.18
Discontinued operations	—	0.01	0.01	0.09
Net earnings per share	$0.03	$0.05	$0.10	$0.27
Diluted Earnings Per Share
Numerator:
Net income from continuing operations	$19	$21	$52	$95
Income from discontinued operations, net of tax	(3)	3	5	45
Net income	$16	$24	$57	$140
Denominator:
Weighted-average shares outstanding	557	518	556	517
Effect of dilutive securities:
Stock options and restricted stock	8	14	8	15
Diluted weighted-average shares outstanding	565	532	564	532
Diluted earnings per share:
Continuing operations	$0.03	$0.04	$0.09	$0.18
Discontinued operations	—	0.01	0.01	0.08
Net diluted earnings per share	$0.03	$0.05	$0.10	$0.26

Awards of stock options and nonvested shares representing approximately 7 million additional shares of common stock were outstanding for the second quarter and first half of 2018, and approximately 4 million for the second quarter and first half of 2017, but

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

NOTE 10. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans – North America

The components of net periodic pension benefit for the Company’s North America pension plans are as follows:

	Second Quarter		First Half
(In millions)	2018	2017	2018	2017
Service cost	$1	$1	$2	$3
Interest cost	9	9	18	19
Expected return on plan assets	(10)	(12)	(21)	(24)
Net periodic pension benefit	$—	$(2)	$(1)	$(2)

In the first half of 2018, $1 million of cash contributions were made to the North America pension plans. The Company expects to make additional cash contributions of approximately $1 million to the North America pension plans during the remainder of 2018.

Pension Plan – United Kingdom

As part of the European business sale, the Company retained the United Kingdom (“UK”) defined benefit pension plan. The components of net periodic pension benefit for the Company’s UK pension plan are as follows:

	Second Quarter		First Half
(In millions)	2018	2017	2018	2017
Service cost	$—	$—	$—	$—
Interest cost	1	1	3	3
Expected return on plan assets	(2)	(3)	(4)	(6)
Net periodic pension benefit	$(1)	$(2)	$(1)	$(3)

The UK pension plan is in a net asset position. In the first half of 2018, cash contributions of $1 million were made to the UK pension plan. The Company is required to make an additional cash contribution of $1 million to the UK pension plan during the remainder of 2018.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

As of June 30, 2018, and December 30, 2017, the Company did not have any money market funds that had floating net asset values that required measurement.

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. Amounts associated with these derivative financial instruments are considered Level 1 measurements, and were not significant for the reported periods. At June 30, 2018, and December 30, 2017, Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets included less than $1 million related to derivative foreign currency and fuel contracts.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges that are based on Level 3 measurements. The Company did not recognize asset impairment charges associated with continuing operations in the second quarter and first half of 2018.

Other Fair Value Disclosures

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	June 30,		December 30,
	2018		2017
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value
Timber notes receivable	$853	$843	$863	$865
Company-owned life insurance	89	89	90	90
Financial liabilities:
Recourse debt:
Term Loan, due 2022	682	729	717	754
Revenue bonds, due in varying amounts periodically through 2029	186	186	186	185
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	14	14	14
Non-recourse debt	765	758	776	777

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

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

In December 2016, the Federal Trade Commission ("FTC'') issued a Civil Investigative Demand (“CID”), to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to the Company’s use of the product PC Healthcheck, a software program manufactured by a third-party vendor and provided to the Company for its customers prior to December 31, 2016. Since issuing the CID, the FTC has sought additional written and testimonial evidence from the Company. The Company has cooperated with the investigation from its inception and provided responses to the requested information. On July 19, 2018, the FTC notified the Company that the FTC would like to engage in settlement discussions. At this time, it is difficult to predict the timing, and the likely outcome, of this matter. The possible range of outcomes could include further discussions leading to a settlement which would likely include a monetary payment and injunctive and other relief and/or the filing of a contested civil complaint by the FTC. While we are confident in our legal position, litigation outcomes are difficult to predict and there can be no assurance of a particular outcome. The Company is currently unable to estimate a range of potential loss, if any, and has not accrued any amounts with respect to any potential monetary payments relating to this matter.

Additionally, in January 2017, the Consumer Protection Division of the Office of Attorney General, State of Washington ("Washington AG''), issued a CID to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck. In May 2017, the Consumer Protection Division of the Office of Attorney General, State of Texas (''Texas AG''), issued a CID to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck. The Company is cooperating with the Washington AG and Texas AG with respect to these matters. At this time, it is difficult to predict the timing, the likely outcome, and/or potential range of loss, if any, of these matters.

In addition to the foregoing, OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of June 30, 2018, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these environmental liabilities, our estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

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

The retained global sourcing operations previously included in the former International Division are not significant and have been presented as Other. Also included in Other is the elimination of intersegment revenues of $5 million and $6 million for the second quarter and first half of 2018, respectively.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The Company’s three operating segments are the three reportable segments. The Business Solutions Division, Retail Division and CompuCom Division are managed separately as they represent separate channels in the way the Company serves its customers and are managed accordingly. The accounting policies for each segment are the same as those described in Note 1 in the Company’s 2017 Form 10-K. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Business Solutions, Retail, and CompuCom Divisions, including Asset impairments and Merger and restructuring expenses, net, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities. In addition, the Company regularly evaluates the appropriateness of the reportable segments based on how the business is managed, including making decisions about allocating resources and assessing performance of the segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, the current reportable segments may change in the future.

The following is a summary of sales and operating income (loss) by each of the Divisions and Other, reconciled to consolidated totals, after the elimination of the discontinued operations for all periods.

	Sales
	Second Quarter		First Half
(In millions)	2018	2017	2018	2017
Business Solutions Division	$1,298	$1,248	$2,626	$2,563
Retail Division	1,053	1,111	2,297	2,469
CompuCom Division	277	—	535	—
Other	—	4	—	7
Total	$2,628	$2,363	$5,458	$5,039

	Division Operating Income (Loss)
	Second Quarter		First Half
(In millions)	2018	2017	2018	2017
Business Solutions Division	$67	$64	$122	$122
Retail Division	22	20	94	132
CompuCom Division	6	—	12	—
Other	—	(1)	(1)	(2)
Total	$95	$83	$227	$252

A reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

	Second Quarter		First Half
(In millions)	2018	2017	2018	2017
Total Divisions operating income	$95	$83	$227	$252
Add/(subtract):
Asset impairments	—	(1)	—	(1)
Merger and restructuring expenses, net	(14)	(20)	(31)	(40)
Unallocated expenses	(33)	(21)	(71)	(46)
Interest income	6	6	12	12
Interest expense	(31)	(14)	(60)	(27)
Other income, net	5	2	6	6
Income from continuing operations before income taxes	$28	$35	$83	$156

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The components of goodwill by segment are provided in the following table:

	Business Solutions	Retail	CompuCom
(In millions)	Division	Division	Division	Total
Balance as of December 30, 2017	$328	$78	$445	$851
Acquisitions	20	—	13	33
Foreign currency rate impact	—	—	(8)	(8)
Purchase accounting adjustments	3	—	2	5
Balance as of June 30, 2018	$351	$78	$452	$881

Refer to Note 2 for additional information on the acquisitions made during the first half of 2018.

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

RESULTS OF OPERATIONS

OVERVIEW

The Company

We are a leading omni-channel provider of business services and supplies, product and technology solutions. We currently operate under several banners, including Office Depot ® , OfficeMax ® and CompuCom ® and utilize proprietary company and product brand names. Our business is comprised of three reportable segments (or “Divisions”) as of the second quarter of 2018. The Business Solutions Division sells office supply products and services in the United States, Puerto Rico, U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through our internet sites. The Retail Division includes our retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, print, cleaning, breakroom and facilities products, and office furniture. In addition, our Retail Division offers various business-related services targeted to small businesses, technology support services as well as printing, copying, mailing and shipping services. The CompuCom Division consists of CompuCom Systems, Inc. (“CompuCom”) and was formed during the fourth quarter of 2017 after the acquisition of CompuCom. The CompuCom Division sells information technology (IT) outsourcing services and products to North American enterprise organizations in the United States, Canada and Costa Rica, and offers a broad range of solutions that includes end user computing (tablets, smartphones, laptops and desktops), data center management, service desk, network infrastructure and IT workforce solutions. CompuCom Division customers are served through dedicated IT service and sales representatives, telesales, and electronically through our internet sites.

Acquisitions

To further our strategic direction to transform into a more services-driven platform and strengthen our core business operations, we acquired two businesses during the first half of 2018, in addition to five businesses acquired in 2017, including CompuCom on November 8, 2017, and four small independent regional businesses in August 2017 and October 2017.

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

Disposition of the International Division – Discontinued Operations

As of the end of fiscal 2017, we sold our European, South Korean and mainland China businesses. The sale of our businesses in Australia and New Zealand was completed on February 5, 2018 and May 4, 2018, respectively, as two separate transactions with the same purchaser. We recognized a cumulative loss of $45 million associated with the sale of the business in Australia, of which $44 million was previously recognized in 2017 and 2016 in the aggregate, and an additional $1 million loss was recognized at the time of sale.  We recognized a cumulative loss of $16 million associated with the sale of the business in New Zealand, of which $13 million was previously recognized in first quarter of 2018, fiscal 2017 and 2016 in the aggregate, and an additional $3 million loss was recognized at the time of sale. Upon the sale of this last disposal group, the sale of the International Operations is complete.

Refer to Note 4. “Discontinued Operations,” in Notes to Condensed Consolidated Financial Statements for additional information.

Restructuring Activity

During 2017, we announced a multi-year strategic transformation to pivot from a traditional office product retailer to a broader omni-channel business services, product and technology provider which included the acquisition of CompuCom. As part of the new strategy, we continue to expand our technology and business service offerings and accelerate the offering of new subscription-based services, including expanding our service offering to address the needs of small businesses. In connection with this multi-year strategic shift, we anticipate incurring additional costs over the next few years including professional fees, severance and other related costs.

Continuing Operations

A summary of factors impacting operating results of the continuing operations for the 13-week and 26-week periods ended June 30, 2018 (also referred to as "the second quarter of 2018" and "the first half of 2018," respectively) and July 1, 2017 (also referred to as "the second quarter of 2017" and "the first half of 2017," respectively), is provided below. Additional discussion of the second quarter and first half of 2018 results is provided in the narrative that follows this overview.

•

Sales reported in the second quarter and first half of 2018 compared to the same periods of the prior year were positively impacted by $277 million and $535 million, respectively, of sales from CompuCom, partially offset by lower sales related to retail store closures during the last twelve months, and lower comparable store sales in the Retail Division.

Sales	Second Quarter			First Half
(In millions)	2018	2017	Change	2018	2017	Change
Business Solutions Division	$1,298	$1,248	4%	$2,626	$2,563	2%
Retail Division	1,053	1,111	(5)%	2,297	2,469	(7)%
Change in comparable store sales			(2)%			(4)%
CompuCom Division	277	—	N/A	535	—	N/A
Other	—	4	(100)%	—	7	(100)%
Total	$2,628	$2,363	11%	$5,458	$5,039	8%

•

Total Company gross profit increased by $51 million in the second quarter of 2018 compared to the same period in the prior year as a result of higher sales, partially offset by a decrease in gross profit as a percentage of sales (“gross margin”). The decrease in the gross margin reflects lower gross margins in the Business Solutions Divisions primarily due to conversion costs related to the final customer migrations from the legacy OfficeMax I.T. platform that was completed during the first quarter of 2018. In the first half of 2018, total Company gross profit increased by $43 million compared to the same period in the prior year, primarily due to higher sales, partially offset by a 107 basis point decrease in gross margin. The decrease in gross margin reflects a decrease in gross margin in both the Business Solutions Division and the Retail Division.

•

Total Company selling, general and administrative expenses increased by $51 million and $93 million in the second quarter and first half of 2018, respectively, compared to the same periods in 2017. The increase reflects $68 million and $137 million, respectively, associated with the acquired businesses, partially offset by $17 million and $44 million, respectively, related to the closure of stores in North America, lower payroll expenses, operational efficiencies and synergies.

•

Merger and restructuring expenses, net in the second quarter and first half of 2018 amounted to $14 million and $31 million, respectively, compared to $20 million and $40 million in the second quarter and first half of 2017, respectively. Merger and restructuring expense in the second quarter of 2018 includes $9 million of transaction and integration related costs associated with our acquisition of CompuCom and the other businesses, $3 million of expenses related to continued OfficeMax merger activities and $2 million of expenses associated with restructuring activities. Additional integration and restructuring expenses are expected to be incurred in future periods. Refer to Note 3. “Merger and Restructuring Activity” in the Notes to the Condensed Consolidated Financial Statements for additional information.

•

Our effective tax rates of 32% and 37% for the second quarter and first half of 2018, respectively, were influenced by the impact of excess tax deficiencies associated with stock-based compensation awards, the impact of state taxes and certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. The effective tax rates of 40% and 39% for the second quarter and first half of 2017, respectively, were primarily impacted by the effect of state taxes and nondeductible expenses.

•

Diluted earnings per share from continuing operations was $0.03 in the second quarter of 2018 compared to $0.04 in the second quarter of 2017. Diluted earnings per share from continuing operations was $0.09 in the first half of 2018 compared to $0.18 in the first half of 2017.

•

Diluted earnings per share from discontinued operations was $0.00 in the second quarter of 2018 compared to $0.01 in the second quarter of 2017. Diluted earnings per share from discontinued operations was $0.01 in the first half of 2018 compared to $0.08 in the first half of 2017. The 2017 amounts reflect a $12 million gain on the sale of our business in South Korea, and other adjustments related to agreements to sell certain international business at amounts higher than previous estimates.

•

Net diluted earnings per share was $0.03 in the second quarter of 2018 compared to $0.05 in the second quarter of 2017. Net diluted earnings per share was $0.10 in the first half of 2018 compared to $0.26 in the first half of 2017.

•	In second quarter and first half of 2018, we paid a quarterly cash dividend on our common stock of $0.025 per share, resulting in a total cash payment of $14 million and $28 million, respectively.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

BUSINESS SOLUTIONS DIVISION

	Second Quarter		First Half
(In millions)	2018	2017	2018	2017
Products	$1,223	$1,183	$2,484	$2,432
Services	75	65	142	131
Total Sales	$1,298	$1,248	$2,626	$2,563
% change	4%	(6)%	2%	(5)%
Division operating income	$67	$64	$122	$122
% of sales	5%	5%	5%	5%

Total sales in our Business Solutions Division increased 4% and 2% in the second quarter and first half of 2018, respectively, compared to the same periods in the prior year. Product sales in our Business Solutions Division increased 3% and 2% in the second quarter and first half of 2018, respectively, compared to the same periods in the prior year. The increase in sales was primarily driven by acquisitions, growth in adjacency categories, and online sales, partially offset by the impact of sales from omni-channel programs that are recorded in the Retail Division. On a product category basis, sales increased primarily in adjacencies, including cleaning/breakroom and furniture, partially offset by decreases across the other primary product categories for the second quarter and first half of 2018. Sales of services in our Business Solutions Division increased 15% and 8% in the second quarter and first half of 2018, respectively, compared to the same periods in the prior year, reflecting our focus on business services.

Division operating income was $67 million in the second quarter of 2018 as compared to $64 million in the second quarter of 2017. The increase in Division operating income in the second quarter of 2018 was driven by the positive flow-through impact of higher sales, partially offset by a slight increase in selling, general and administrative costs. Division operating income was $122 million in the first half of 2018 and was flat compared to the first half of 2017.

RETAIL DIVISION

	Second Quarter		First Half
(In millions)	2018	2017	2018	2017
Products	$916	$980	$2,031	$2,187
Services	137	131	266	282
Total Sales	$1,053	$1,111	$2,297	$2,469
% change	(5)%	(11)%	(7)%	(10)%
Division operating income	$22	$20	$94	$132
% of sales	2%	2%	4%	5%
Comparable store sales decline	(2)%	(6)%	(4)%	(5)%

Total sales in our Retail Division decreased 5% and 7% in the second quarter and first half of 2018, respectively, compared to the same periods in the prior year. Product sales in our Retail Division decreased 7% in the second quarter and first half of 2018 compared to the same periods in the prior year. The decrease resulted from planned store closures over the past twelve months, and a 2% and 4% decline in comparable store sales in the second quarter and first half of 2018, respectively, partially offset by the positive impact of sales from omni-channel programs. Sales of services were impacted by the adoption of the new revenue recognition guidance, which reduced sales by $10 million and $35 million in the second quarter and first half of 2018, respectively. Excluding the impact of the new revenue recognition guidance, sales of services increased 12% and 7% in the second quarter and first half of 2018, respectively, compared to the same periods in the prior year, reflecting our focus on services.

Comparable store sales in the second quarter and first half of 2018 decreased 2% and 4%, respectively, reflecting lower store traffic, transaction counts and average order values. Comparable store sales decreased across most of our primary product categories, including ink, toner, computers and technology related products, partially offset by increased sales in cleaning and breakroom products, and sales of copy and print services.

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

The Retail Division reported operating income of $22 million in the second quarter of 2018, compared to $20 million in the second quarter of 2017, and reported operating income of $94 million in the first half of 2018, compared to $132 million in the first half of 2017. The increase in the Retail Division’s operating income in the second quarter of 2018 reflects the positive impact of lower selling, general, and administrative expenses. The decrease in the Retail Division’s operating income in the first half of 2018 reflects the negative impact of lower sales and gross profit.

Charges associated with the store closure program are reported in Merger and restructuring expenses, net in the Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division income. Refer to “Corporate” discussion below for additional information of expenses incurred to date.

COMPUCOM DIVISION

	Second Quarter		First Half
(In millions)	2018	2017	2018	2017
Products	$56	$—	$103	$—
Services	221	—	432	—
Total Sales	$277	$—	$535	$—
Division operating income	$6	$—	$12	$—
% of sales	2%	N/A	2%	N/A

The CompuCom Division was formed in the fourth quarter of 2017 after the completion of the acquisition of CompuCom on November 8, 2017. Refer to Note 2. “Acquisitions” in Notes to the Condensed Consolidated Financial Statements for additional information.

OTHER

Certain operations previously included in the International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are presented as Other. The operations primarily relate to the sale of products to former joint venture partners, and are not material in any period. Also included in Other is the elimination of intersegment revenues of $5 million and $6 million for the second quarter and first half of 2018, respectively.

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

There were no asset impairments in the second quarter and first half of 2018. Asset impairments for the second quarter and first half of 2017 was $1 million. The table below summarizes the major components of Merger and restructuring expenses, net, followed by a narrative discussion of the significant matters.

	Second Quarter		First Half
(In millions)	2018	2017	2018	2017
Merger and transaction related expenses, net
Severance and retention	$3	$—	$5	$—
Transaction and integration	4	5	11	11
Facility closure, contract termination, and other expenses, net	5	(2)	8	2
Total Merger and transaction related expenses, net	12	3	24	13
Restructuring expenses
Severance	—	6	—	15
Facility closure, contract termination, professional fees and other expenses, net	2	11	7	12
Total Restructuring expenses	2	17	7	27
Total Merger and restructuring expenses, net	$14	$20	$31	$40

Merger and transaction related expenses, net

Transaction and integration expenses in 2018 are primarily related to the CompuCom acquisition, including legal, accounting, and other third-party costs incurred by us associated with the acquisition and integration of CompuCom and other smaller transactions completed in 2018 and 2017. Such costs are being recognized as incurred. Severance and retention expenses include retention amounts incurred related to the integration of staff functions in connection with the companies that were acquired in 2018 and 2017, and are being expensed through the retention period. Transaction and integration expenses include $2 million and $6 million for the second quarter and first half of 2018, respectively, relating to CompuCom and other acquisitions, as well as $2 million and $5 million for the second quarter and first half of 2018, respectively, relating to the 2013 OfficeMax merger. Facility closure, contract termination and other expenses, net, include $4 million and $5 million for the second quarter and first half of 2018, respectively, relating to the CompuCom acquisition, as well as $1 million and $3 million for the second quarter and first half of 2018, respectively, relating to the 2013 OfficeMax merger.

Merger and transaction related expenses, net in the second quarter and first half of 2017 are related to costs associated with the 2013 OfficeMax merger, and include a gain of $5 million and $6 million, respectively, from the sale of a warehouse facility as part of a supply chain integration plan.

Restructuring expenses

During 2017, we announced a multi-year strategic transformation to pivot from a traditional office product retailer to a broader omni-channel business services, product and technology provider which included the acquisition of CompuCom. As part of the new strategy, we are expanding our technology and business service offerings and accelerating the offering of new subscription-based services, including expanding our service offering to address the needs of small businesses. As part of this multi-year strategic shift, we anticipate incurring additional costs over the next few years including professional fees, severance and other related costs. Included in restructuring expenses in the second quarter and first half of 2018 in the table above are professional fees of $2 million and $6 million, respectively, associated with this restructuring plan.

Restructuring expense in 2017 and $1 million of restructuring costs in the first half of 2018 were associated with the Comprehensive Business Review strategy (the “Comprehensive Business Review”) announced in August 2016 which included the closure of approximately 300 retail stores in North America over a three-year period, and the reduction of operating and general and administrative expenses through efficiencies and organizational optimization. We have incurred approximately $99 million in costs to implement the cost savings programs under the Comprehensive Business Review to date.

Expenses associated with implementing the Comprehensive Business Review include severance, facility closure costs, contract termination, accelerated depreciation, professional fees, relocation and disposal gains and losses, as well as other costs associated with the store closures. We have completed 139 of the planned 300 retail store closures since announcing this initiative, and anticipate closing 20 stores during 2018. We will continue to re-evaluate the store closure program on an annual basis. Severance costs related to planned store closures are being accrued through the anticipated facility closure or termination date and consider timing, terms of existing severance plans, expected employee turnover and attrition. Restructuring expenses also include severance and reorganization costs associated with reductions in staff functions that continued into 2017.

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

Unallocated costs were $33 million and $21 million in the second quarter of 2018 and 2017, respectively, and $71 million and $46 million in the first half of 2018 and 2017, respectively. The increase in the second quarter and first half of 2018 compared to the same periods in 2017 primarily resulted from higher incentive costs associated with our overall performance compared to plan, and certain executive costs.

Other Income and Expense

	Second Quarter		First Half
(In millions)	2018	2017	2018	2017
Interest income	$6	$6	$12	$12
Interest expense	(31)	(14)	(60)	(27)
Other income, net	5	2	6	6

In the fourth quarter of 2017, we entered into a $750 million Term Loan Credit Agreement, due 2022. Borrowings under the Term Loan Credit Agreement were issued with an original issue discount, at an issue price of 97.00%, and incur interest at a rate per annum equal to LIBOR plus 7.00% (or an alternative base rate plus 6.00%). We recorded $18 million and $36 million of interest expense in the second quarter and first half of 2018, respectively, related to the new agreement.

Discontinued Operations

Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements for information regarding the businesses accounted for as discontinued operations.

Income Taxes

Our effective rates for the second quarter and first half of 2018 differ from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act due to the impact of excess tax deficiencies associated with stock-based compensation awards, the impact of state taxes and certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. Our effective tax rates in prior periods have varied considerably as a result of two primary factors, 1) the mix of income and losses across U.S. and non-U.S. jurisdictions, and 2) the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2018 and 2017, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to the dispositions of the international businesses and improved operating results. In addition, during 2017 a large portion of our deferred tax assets that previously were not realizable, became realizable, thereby, causing significant reductions in previously established valuation allowances. These factors have resulted in our effective tax rates being 32% and 37% for the second quarter and first half of 2018, respectively, and 40% and 39% for the second quarter and first half of 2017, respectively. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2018, we had $747 million in cash and cash equivalents and another $1.0 billion of available credit under the Amended Credit Agreement (as defined in Note 5 of the Condensed Consolidated Financial Statements) for a total liquidity of approximately $1.7 billion. We currently believe that our cash on hand, availability of funds under the Amended Credit Agreement, and full year cash flows generated from operations will be sufficient to fund our working capital, capital expenditures, debt repayments, common stock repurchases, cash dividends on common stock, and merger integration and restructuring expenses for at least the next twelve months, although it is possible that a portion of our liquidity may be allocated in the future towards acquisitions consistent with our strategic growth initiatives.

At June 30, 2018, no amounts were drawn under the Amended Credit Agreement. There were letters of credit outstanding under the Amended Credit Agreement at the end of the second quarter of 2018 totaling $80 million and we were in compliance with all applicable financial covenants at June 30, 2018.

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

On May 27, 2016 our Board of Directors authorized a stock repurchase program of up to $100 million of our outstanding common stock, par value $0.01 per share. In August 2016, our Board of Directors authorized an increase to the current stock repurchase program from $100 million to $250 million. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The authorization extends through the end of 2018 and may be suspended or discontinued at any time. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity. Our ability to repurchase our common stock in 2018 is significantly limited by the Term Loan Credit Agreement which contains certain restrictions on our ability to repurchase our common stock.

In the second quarter and first half of 2018, the Company purchased approximately 3 million shares at a cost of $8 million under the stock repurchase program. As of June 30, 2018, $55 million remains available for share repurchase under the current Board authorization.

Cash Flows

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

	First Half
(In millions)	2018	2017
Operating activities of continuing operations	$251	$115
Investing activities of continuing operations	(102)	(22)
Financing activities of continuing operations	(107)	(72)

Operating Activities of Continuing Operations

During the first half of 2018, cash provided by operating activities of continuing operations was $251 million, compared to $115 million during the same period last year. Operating activities reflect outflows related to Merger, restructuring, and integration in 2018 and 2017.

The increase in cash flows from operating activities in the first half of 2018 compared to the same period in 2017 was primarily driven by higher cash flows associated with changes in working capital partially offset by lower net income from continuing operations. The increase in cash inflows from working capital was primarily associated with an increase in accounts payable, driven by extended payment terms, and accrued expenses during the first half of 2018 compared to a decrease in the first half of 2017 partially offset by an increase in inventory levels during the first half of 2018 compared to a decrease in the first half of 2017, and a larger increase in prepaid expenses and other assets in the first half of 2018 compared to the same period in 2017. Working capital is influenced by a number of factors including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note 1 of the Condensed Consolidated Financial Statements.

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations was $102 million in the first half of 2018, compared to $22 million in the first half of 2017. The increase from the prior year is primarily a result of $30 million of cash used to acquire two businesses in the first half of 2018. During the first half of 2018 and 2017, capital expenditures were $74 million and $55 million, respectively. The cash outflow in the first half of 2018 and 2017 was partially offset by proceeds from the disposition of assets and other of $2 million and $33 million, respectively.

Financing Activities of Continuing Operations

Cash used in financing activities of continuing operations was $107 million in the first half of 2018, compared to $72 million in the first half of 2017. The increase from the prior year reflects larger net repayments on long and short-term borrowings which was mainly driven by the payment of $36 million related to the Term Loan Credit Agreement, and $18 million cash used to acquire non-controlling equity interests, partially offset by $9 million less cash used to repurchase common stock and a $11 million decrease in cash used to purchase shares for taxes.

Discontinued Operations

Cash provided by (used in) operating and investing activities of discontinued operations is summarized as follows:

	First Half
(In millions)	2018	2017
Operating activities of discontinued operations	$11	$21
Investing activities of discontinued operations	63	(26)
Financing activities of discontinued operations	—	(8)

Until individual disposal groups were sold, cash moved between discontinued operations entities and continuing operations entities. Intercompany transactions are eliminated in consolidation and balances are satisfied on or before closings. The change in cash flows of discontinued operations in the first half of 2018 compared to 2017 reflects the impact of the sale of the businesses in Australia and New Zealand in the first half of 2018, as well as a $35 million cash payment in the first half of 2017 associated with the sale of our European business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2018, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2017 Form 10-K.

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

Based on management’s evaluation, as of June 30, 2018, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the second quarter of 2018, we purchased approximately 3 million shares of our common stock in connection with the share repurchase program that was approved by the Board of Directors in May 2016 and amended in August 2016.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number		Part of a Publicly	Purchased Under
	of Shares	Average	Announced Plan or	the Repurchase
	Purchased	Price Paid	Program	Programs (a)
Period	(In thousands)	per Share	(In thousands)	(In millions)
April 1, 2018 – April 28, 2018	—	$—	—	$62
April 29, 2018 – May 26, 2018	—	$—	—	$62
May 27, 2018 – June 30, 2018	3,095	$2.60	3,095	$55
Total	3,095

(a)

In May 2016, our Board of Directors authorized a stock repurchase program of up to $100 million of our outstanding common stock. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. In August 2016, the Board of Directors authorized an increase to the current share repurchase program from $100 million to $250 million. The authorization extends to the end of 2018 and may be suspended or discontinued at any time. Under our Term Loan Credit Agreement, our ability to continue to repurchase common stock is significantly restricted.

The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity.

In May 2018, the Board of Directors declared a quarterly dividend of $0.025 per share of our common stock. On June 15, 2018, a cash dividend of $0.025 per share of common stock was paid to shareholders of record at the close of business on May 25, 2018, resulting in total cash payment of $14 million. Dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Additionally, payment of dividends is permitted under our Amended Credit Agreement provided that we have the required minimum liquidity or fixed charge ratio, but may be limited if we do not meet the necessary requirements. Additionally, under our Term Loan Credit Agreement, payment of dividends is permitted subject to compliance with an annual limit.

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

OFFICE DEPOT, INC.
(Registrant)

Date: August 7, 2018	By:	/s/ Gerry P. Smith
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2018	By:	/s/ Joseph T. Lower
Joseph T. Lower
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2018	By:	/s/ Scott A. Kriss
Scott A. Kriss
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)