Form 10-Q
period 2018-09-29
OFFICE DEPOT INC
filed 2018-11-07
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At October 27, 2018, there were 547,197,827 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Sales:
Products	$2,453	$2,426	$7,072	$7,053
Services	434	194	1,273	606
Total sales	2,887	2,620	8,345	7,659
Cost of goods and occupancy costs:
Products	1,906	1,877	5,534	5,461
Services	295	110	862	344
Total cost of goods and occupancy costs	2,201	1,987	6,396	5,805
Gross profit	686	633	1,949	1,854
Selling, general and administrative expenses	567	506	1,674	1,519
Asset impairments	—	—	—	1
Merger and restructuring expenses, net	14	22	45	62
Operating income	105	105	230	272
Other income (expense):
Interest income	7	6	18	17
Interest expense	(31)	(13)	(91)	(39)
Other income, net	4	2	11	8
Income from continuing operations before income taxes	85	100	168	258
Income tax expense	25	2	55	63
Net income from continuing operations	60	98	113	195
Discontinued operations, net of tax	—	(6)	5	38
Net income	$60	$92	$118	$233
Basic earnings per common share
Continuing operations	$0.11	$0.19	$0.20	$0.38
Discontinued operations	—	(0.01)	0.01	0.07
Net basic earnings per common share	$0.11	$0.18	$0.21	$0.45
Diluted earnings per common share
Continuing operations	$0.11	$0.19	$0.20	$0.37
Discontinued operations	—	(0.01)	0.01	0.07
Net diluted earnings per common share	$0.11	$0.17	$0.21	$0.44
Dividends per common share	$0.025	$0.025	$0.075	$0.075

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 28, 2018 (the “2017 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$60	$92	$118	$233
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	3	6	(16)	24
Reclassification of foreign currency translation adjustments realized upon disposal of business	—	(7)	29	(1)
Other	—	—	—	(1)
Total other comprehensive income (loss), net of tax, where applicable	3	(1)	13	22
Comprehensive income	$63	$91	$131	$255

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	September 29,	December 30,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$925	$622
Receivables, net	950	931
Inventories	1,023	1,093
Prepaid expenses and other current assets	112	86
Current assets of discontinued operations	—	139
Total current assets	3,010	2,871
Property and equipment, net	744	725
Goodwill	908	851
Other intangible assets, net	434	448
Timber notes receivable	847	863
Deferred income taxes	272	305
Other assets	257	260
Total assets	$6,472	$6,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,085	$892
Accrued expenses and other current liabilities	1,048	986
Income taxes payable	3	5
Short-term borrowings and current maturities of long-term debt	92	96
Current liabilities of discontinued operations	—	67
Total current liabilities	2,228	2,046
Deferred income taxes and other long-term liabilities	318	336
Pension and postretirement obligations, net	83	91
Long-term debt, net of current maturities	887	936
Non-recourse debt	759	776
Total liabilities	4,275	4,185
Commitments and contingencies
Redeemable noncontrolling interest	—	18
Stockholders' equity:
Common stock — authorized 800,000,000 shares of $0.01 par value; issued shares — 614,128,907 at September 29, 2018 and 610,353,994 at December 30, 2017; outstanding shares — 549,648,104 at September 29, 2018 and 553,984,357 at December 30, 2017	6	6
Additional paid-in capital	2,684	2,711
Accumulated other comprehensive loss	(65)	(78)
Accumulated deficit	(160)	(273)
Treasury stock, at cost — 64,480,803 shares at September 29, 2018 and 56,369,637 shares at December 30, 2017	(268)	(246)
Total stockholders' equity	2,197	2,120
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$6,472	$6,323

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	39 Weeks Ended
	September 29,	September 30,
	2018	2017
Cash flows from operating activities of continuing operations:
Net income	$118	$233
Income from discontinued operations, net of tax	5	38
Net income from continuing operations	113	195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142	116
Amortization of debt discount and issuance costs	7	1
Charges for losses on inventories and receivables	30	51
Asset impairments	—	1
Compensation expense for share-based payments	19	24
Deferred income taxes and deferred tax asset valuation allowances	44	36
Changes in working capital and other	200	(16)
Net cash provided by operating activities of continuing operations	555	408
Cash flows from investing activities of continuing operations:
Capital expenditures	(121)	(92)
Purchase of leased head office facility	—	(42)
Businesses acquired, net of cash acquired	(64)	(24)
Proceeds from disposition of assets	—	28
Other investing activities	4	4
Net cash used in investing activities of continuing operations	(181)	(126)
Cash flows from financing activities of continuing operations:
Net payments on long and short-term borrowings	(74)	(17)
Cash dividends on common stock	(42)	(39)
Share purchases for taxes, net of proceeds from employee share-based transactions	(4)	(17)
Repurchase of common stock for treasury	(22)	(34)
Payment to extinguish capital lease obligation	—	(92)
Acquisition of non-controlling interest	(18)	—
Other financing activities	1	—
Net cash used in financing activities of continuing operations	(159)	(199)
Cash flows from discontinued operations:
Operating activities of discontinued operations	11	10
Investing activities of discontinued operations	66	(76)
Financing activities of discontinued operations	—	(8)
Net cash provided by (used in) discontinued operations	77	(74)
Effect of exchange rate changes on cash and cash equivalents	(4)	8
Net increase in cash and cash equivalents	288	17
Cash, cash equivalents and restricted cash at beginning of period	639	807
Cash, cash equivalents and restricted cash at end of period-total	927	824
Cash and cash equivalents of discontinued operations	—	(36)
Cash, cash equivalents and restricted cash at end of the period-continuing operations	$927	$788

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Office Depot, Inc., including its consolidated subsidiaries (“Office Depot” or the “Company”), is a leading omni-channel provider of business services and supplies, products and technology solutions. On November 8, 2017, the Company acquired CompuCom Systems, Inc. (“CompuCom”) - refer to Note 2 for additional discussion about this acquisition. Through its banner brands Office Depot®, OfficeMax®, CompuCom® and Grand&Toy®, the Company offers its customers the tools and resources they need to focus on their passion of starting, growing and running their business. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP. As of September 29, 2018, the Company had three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and the CompuCom Division.

In September 2016, the Company’s Board of Directors committed to a plan to sell substantially all of the Company’s International Division operations (the “International Operations”). Accordingly, the Company presented the International Operations as discontinued operations beginning in the third quarter of 2016. The Company has reclassified the financial results of the International Operations to Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The Company has also reclassified the related assets and liabilities as current assets and liabilities of discontinued operations on the accompanying Condensed Consolidated Balance Sheet as of December 30, 2017. The sale of the International Operations was completed as of June 30, 2018, therefore there were no assets or liabilities related to discontinued operations in the Condensed Consolidated Balance Sheet as of September 29, 2018. Cash flows from the Company’s discontinued operations are presented separately in the Condensed Consolidated Statements of Cash Flows for all periods presented in this report on Form 10-Q. The Company retained certain portions of its former International Division assets and operations consisting primarily of its global sourcing and trading operations in the Asia/Pacific region. Additional information on the Company’s discontinued operations is provided in Note 13.

The Condensed Consolidated Financial Statements as of September 29, 2018, and for the 13-week and 39-week periods ended September 29, 2018 (also referred to as the “third quarter of 2018” and “year-to-date 2018,” respectively) and September 30, 2017 (also referred to as the “third quarter of 2017” and “year-to-date 2017,” respectively) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Business acquisitions in 2017 and 2018 are included prospectively from the date of acquisition, thus affecting the comparability of the Company’s financial statements for all periods presented in this report on Form 10-Q.

As a result of the Company’s purchase of CompuCom in November 2017, the Company’s level of service revenue in the third quarter and year-to-date 2018 exceeded 10% of the Company’s total revenue beginning in 2018 and accordingly, revenues and cost of sales from services and products are separately disclosed on the Company’s Condensed Consolidated Statements of Operations. Prior period amounts have been reclassified to conform to the current period presentation. Note 4 describes the components of the Company’s business included in the products and services categories. In addition, as discussed below, certain amounts have been reclassified due to the Company’s adoption of the new accounting guidance related to the presentation of defined benefit plan expense. These prior period reclassifications did not affect the Company’s net income or cash flows.

The Company has prepared the Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to those SEC rules and regulations. For a better understanding of the Company and its Condensed Consolidated Financial Statements, the Company recommends reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements, which are included in the Company’s 2017 Form 10-K. These interim results are not necessarily indicative of the results that should be expected for the full year.

Cash Management

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. As of September 29, 2018 and December 30, 2017, Trade accounts payable and Accrued expenses and other current liabilities, in the aggregate, included $106 million and $53 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At September 29, 2018, cash and cash equivalents from continuing operations held outside the United States amounted to $222 million.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Restricted Cash

Restricted cash consists primarily of short-term cash deposits having original maturity dates of twelve months or less that serve as collateral to certain of the Company’s letters of credit. Restricted cash is valued at cost, which approximates fair value. At September 29, 2018 and December 30, 2017, restricted cash amounted to $2 million and $3 million, respectively, and is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

New Accounting Standards

Standards that are not yet adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which will require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for lessors will remain relatively unchanged. The accounting standards update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The initial standard required a modified retrospective transition approach, with application, including disclosures, in all comparative periods presented. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the date of initial application. The Company will adopt the standard in the first quarter of 2019.

Substantially all of the Company’s retail store locations, supply chain facilities, certain corporate facilities and copy print equipment are subject to operating lease arrangements. While the Company is continuing to evaluate the impact that this new standard will have on its Condensed Consolidated Financial Statements, it expects to recognize significant right of use assets and related liabilities associated with its operating leases on its Condensed Consolidated Balance Sheet as of the date of adoption. The Company also expects to elect certain transition options offered by the new standard, including the option not to separate lease and non-lease components and instead to account for them as a single lease component, the option not to recognize right of use assets and related liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less), and the package of practical expedients. The package of practical expedients will allow the Company to not reassess previous accounting conclusions regarding whether existing arrangements are or contain leases, the classification of existing leases, and the treatment of initial direct costs. The Company will likely not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right of use assets.  The Company has implemented system upgrades to its existing lease systems to enable the accounting transition, and will implement updates to its control processes and procedures, as necessary, based on changes resulting from the new standard. The Company does not expect any such updates to materially affect the Company’s internal controls over financial reporting.

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

Cloud computing arrangements

In August 2018, the FASB issued an accounting standard update which provides guidance regarding the accounting for implementation costs in cloud computing arrangements. This accounting update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will not have a material impact on its Consolidated Financial Statements.

Defined benefit plan

In August 2018, the FASB issued an accounting standard update which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This accounting update is effective for fiscal years beginning after

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will not have a material impact on its Consolidated Financial Statements.

Fair value measurements

In August 2018, the FASB issued an accounting standard update which adds, removes, and modifies the disclosure requirements related to fair value measurements. This accounting update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will not have a material impact on its Consolidated Financial Statements.

Standards that were adopted

Revenue recognition

In May 2014, the FASB issued a new standard that supersedes most current revenue recognition guidance and modifies the accounting for certain costs associated with revenue generation. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity is entitled to receive in exchange for those goods or services. The standard provides a number of steps to follow to achieve that principle and requires additional financial statement disclosures related to the nature, timing, amount and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new revenue standard on the first day of fiscal 2018, using the modified retrospective method, and applied the standard to contracts that were not complete as of the adoption date. As a result of applying this adoption method, the Company recognized a cumulative effect adjustment of $4 million, net of tax, to its accumulated deficit related to deferral of revenues for its loyalty program as of the first day of fiscal 2018.

The most significant impact of the standard on the Company relates to revenues from sales of third-party software which were previously reported on a gross basis, but are reported on a net basis under the new standard, with no change in timing of recognition or impact to gross profit, earnings or cash flows. This impact resulted in a reduction in both sales from services and cost of services of $9 million and $47 million during the third quarter and year-to-date 2018, respectively. The adoption of the standard also resulted in minor changes related to the timing of revenue recognition associated with the Company’s loyalty program due to the impact of the loyalty program being presented as a deferral of revenues under the new standard rather than as cost of sales accruals under the previous accounting rules. In addition, the Company’s balance sheet presentation of its sales return reserve has changed to present a separate return asset and liability, instead of the net presentation used in prior periods. The return asset and liability are included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheet. Revenue recognition related to all other products and services remains substantially unchanged.

The following tables summarize the impact of adopting the new standard on the Company’s Condensed Consolidated Balance Sheet as of September 29, 2018 and Statement of Operations for the third quarter and year-to-date 2018. Adoption of the new standard had no impact to the cash flows from operating, financing, or investing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

	Third Quarter of 2018		Year-to-Date 2018
(In millions)	As reported	As if the previous accounting guidance was in effect	As reported	As if the previous accounting guidance was in effect
Sales - Products	$2,453	$2,453	$7,072	$7,066
Sales - Services	434	443	1,273	1,320
Total Sales	2,887	2,896	8,345	8,386
Cost of goods sold and occupancy costs - Products	1,906	1,906	5,534	5,531
Cost of goods sold and occupancy costs - Services	295	304	862	909
Total Cost of goods sold and occupancy costs	2,201	2,210	6,396	6,440
Gross profit	686	686	1,949	1,946
Net income	60	60	118	116
Diluted earnings per share	0.11	0.11	0.21	0.21

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

	As of September 29, 2018
(In millions)	As reported	As if the previous accounting guidance was in effect
Receivables, net	$950	$955
Prepaid expenses and other current assets	112	102
Deferred income taxes	272	270
Accrued expenses and other current liabilities	1,048	1,043
Stockholders’ equity	2,197	2,197

As part of its adoption of the new standard, the Company also implemented new internal controls and key system functionality to enable the preparation of financial information on adoption. Refer to Note 4 for additional disclosures required as a result of the adoption of this new standard.

Defined benefit plan

In March 2017, the FASB issued an accounting standards update which changed the income statement presentation of defined benefit plan expense by requiring that an employer report the service cost component of pension costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit pension cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of operating income. The Company adopted the new accounting standards update in the first quarter of 2018. The Company has presented the other components of net periodic benefit cost in Other income, net on the Condensed Consolidated Statements of Operations, while the service cost component of pension costs continues to be presented in Selling, general and administrative expenses. Adoption of this new accounting standards update required a retrospective reclassification of $3 million and $10 million net pension benefit in the third quarter of 2017 and year-to-date 2017, respectively, from Selling, general and administrative expenses to Other income, net, and did not have an impact on the Company’s Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows.

NOTE 2. ACQUISITIONS

To further the Company’s strategic direction to transform into a more business services-driven platform offering technology products and solutions, expand its distribution network, and strengthen its core business operations, the Company acquired five businesses during year-to-date 2018. Four of these acquisitions consist of small independent regional office supply businesses that provide the Company with greater access to small and mid-market business customers in selected U.S. geographic markets across a diverse assortment of product lines, including cleaning and breakroom, technology and printing, furniture and office supplies. These four acquisitions were completed in the first quarter and third quarter of 2018.  In addition, the Company’s acquisition of an enterprise information Technology Solutions Integrator and Managed Services Provider in the first quarter of 2018 provides the Company with a platform for selling or providing Internet of Things (“IoT”) related hardware and projects to the education market. IoT refers to the connection of intelligent systems and devices to allow them to automatically share information so that systems and devices work intelligently together to develop and enhance solutions and reduce human intervention.

In 2017, the Company acquired CompuCom, which is described below, three small independent regional office supply businesses with similar market and product characteristics to the four acquisitions described in the preceding paragraph, and one small independent business focused on cleaning and breakroom supplies.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The aggregate total purchase consideration, including contingent consideration, for the acquisitions completed in year-to-date 2018 was approximately $82 million, subject to certain customary post-closing adjustments. The aggregate purchase price was primarily funded with cash on hand, with the remainder consisting of contingent consideration, estimated to be $15 million, to be paid in 2019. The acquisitions were treated as purchases in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction, and include certain amortizing intangible assets and goodwill. The Company has performed a preliminary purchase price allocations of the $82 million aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transactions, including $12 million of customer relationship intangible assets and $55 million of goodwill. The remaining aggregate purchase price was primarily allocated to working capital accounts. These assets and liabilities are included in the balance sheet as of September 29, 2018. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. Changes in fair value of the contingent consideration may result in additional acquisition related expenses. The operating results of the office supply businesses are combined with the Company’s operating results subsequent to their purchase dates, and are included in the Business Solutions Division. The operating results of the technology business is combined with the Company’s operating results subsequent to its purchase date and is included in the CompuCom Division. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses, individually and in the aggregate, are not material to the Company.

On November 8, 2017, the Company completed the acquisition of CompuCom by acquiring all of the capital stock of CompuCom for approximately $937 million, funded with a $750 million, 5-year term loan facility, approximately 44 million shares of Office Depot common stock with an approximate market value of $135 million, and approximately $52 million of cash on hand. CompuCom sells information technology (“IT”) outsourcing services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including end user computing support, managed IT services, data center monitoring and management, service desk, network infrastructure, IT workforce solutions, mobile device management and cloud services. The Company has performed the preliminary purchase price allocation as of the acquisition date. The preliminary purchase price allocation will be finalized during the measurement period which will not exceed one year from the acquisition date. Refer to Note 2 in the Company’s 2017 Form 10-K for further information about the preliminary allocation of total purchase consideration for CompuCom.

Based on new information received, the preliminary purchase price allocations of the companies acquired in 2018 and 2017 have been adjusted during the respective measurement periods. These adjustments were insignificant individually and in the aggregate to the Company’s Condensed Consolidated Financial Statements. With the exception of CompuCom, the measurement periods for acquisitions completed in 2017 closed within the third quarter of 2018.

Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred, instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger and restructuring expense, net line in the Condensed Consolidated Statements of Operations. Refer to Note 3 for additional information about the merger and restructuring expenses incurred during the third quarter and year-to-date 2018.

As part of the purchase of CompuCom, the Company acquired a redeemable noncontrolling equity interest in Clearpath Holdings, LLC, a consolidated subsidiary of CompuCom. In April 2018, the Company acquired the remaining ownership interest in this subsidiary of CompuCom for cash consideration of $18 million. Clearpath Holdings, LLC controlled the redemption of the remaining ownership as it had the right to put or require CompuCom to purchase the remaining ownership interest.

As part of its strategic direction to strengthen its core business operations, in October 2018 the Company acquired a small independent regional office supply business in the U.S.

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

	Third Quarter		Year-to-Date
(In millions)	2018	2017	2018	2017
Merger and transaction related expenses, net
Severance and retention	$4	$—	$9	$—
Transaction and integration	5	4	16	15
Facility closure, contract termination, and other expenses, net	2	2	10	4
Total Merger and transaction related expenses, net	11	6	35	19
Restructuring expenses
Severance	—	11	—	26
Facility closure, contract termination, professional fees and other expenses, net	3	4	10	16
Total Restructuring expenses	3	15	10	42
Acquisition related expenses – Refer to Note 2	—	1	—	1
Total Merger and restructuring expenses, net	$14	$22	$45	$62

Merger and transaction related expenses, net

Severance and retention include costs related to the integration of staff functions in connection with business acquisitions and are expensed through the severance and retention period. Transaction and integration include legal, accounting, and other third-party costs incurred in connection with acquisitions and business integration activities, and consist primarily of costs incurred for the CompuCom acquisition. Transaction and integration expenses include $5 million and $11 million for the third quarter and year-to-date 2018, respectively, related to CompuCom and other smaller acquisitions, with the remainder  related to the 2013 OfficeMax merger. Facility closure, contract termination and other expenses, net, include $5 million in year-to-date 2018 related to the CompuCom acquisition, which was all incurred in the first half of 2018, and $2 million and $5 million for the third quarter and year-to-date 2018, respectively, related to the 2013 OfficeMax merger.

Merger and transaction related expenses, net in the third quarter and year-to-date 2017 are related to the 2013 OfficeMax merger. The year-to-date 2017 expenses, net include a gain of $6 million from the sale of a warehouse facility as part of a supply chain integration plan.

Restructuring expenses

During 2017, the Company announced a multi-year strategic transformation to pivot from a traditional office product retailer to a broader omni-channel business services, product and technology provider. As part of this strategy, the Company is expanding its technology and business service offerings, and is accelerating the offering of new subscription-based services to address the needs of small, medium and enterprise businesses. As such, the Company anticipates incurring additional costs over the next few years including professional fees, severance and other related costs. Included in restructuring expenses in the year-to-date 2018 in the table above are professional fees of $9 million associated with this strategic plan.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

In August 2016, the Company announced a comprehensive business review strategy (the “Comprehensive Business Review”), which included the closure of approximately 300 retail stores in North America over a three-year period, and the reduction of operating and general and administrative expenses through efficiencies and organizational optimization. The Company has completed 141 retail store closures since announcing this initiative. In year-to-date 2018 and year-to-date 2017, the Company closed 6 and 37 stores, respectively. The Company continues to re-assess its store closure program on an annual basis, and is considering potential alternative uses for its retail portfolio. As a result, the anticipated number of store closures and period over which this program will be implemented may change. The Company recognized restructuring expenses of $1 million and $42 million in year-to-date 2018 and 2017, respectively.

Expenses associated with implementing the Comprehensive Business Review include severance, facility closure costs, contract termination, accelerated depreciation, professional fees, relocation and disposal gains and losses, as well as other costs associated with the store closures.

Merger and Restructuring Accruals

Of the total $45 million merger and restructuring expenses, net incurred in year-to-date 2018, $13 million remained accrued as of the balance sheet date and are included as Charges Incurred in the table below. The remaining $32 million is comprised of $16 million of merger transaction and integration expenses, and $16 million of facility closure expenses, professional fees, non-cash items and other expenses. These remaining charges are excluded from the table below because they are paid as incurred.

	Balance as of			Balance as of
	December 30,	Charges	Cash	September 29,
(In millions)	2017	Incurred	Payments	2018
Termination benefits:
Merger-related accruals	$1	$7	$(4)	$4
Comprehensive Business Review	4	—	(3)	1
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	18	5	(11)	12
Comprehensive Business Review	9	1	(8)	2
Total	$32	$13	$(26)	$19

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 4. REVENUE RECOGNITION

Products and Services Revenue

The following table provides information about disaggregated revenue by Division, and major products and services categories.

	Third Quarter of 2018
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$760	$516	$—	$3	$1,279
Technology	323	493	51	(3)	864
Furniture and other	195	113	—	2	310
Services
Technology	1	8	212	(1)	220
Copy, print, and other	85	124	5	—	214
Total	$1,364	$1,254	$268	$1	$2,887

	Year-to-Date 2018
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$2,212	$1,358	$—	$7	$3,577
Technology	1,004	1,481	154	(8)	2,631
Furniture and other	546	314	—	4	864
Services
Technology	1	24	641	(2)	664
Copy, print, and other	227	374	8	-	609
Total	$3,990	$3,551	$803	$1	$8,345

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

Services revenue

Services revenue includes (1) technology service offerings provided through the Company’s CompuCom Division, such as end user computing support, managed IT services, data center monitoring and management, service desk, network infrastructure, IT workforce solutions, mobile device management and cloud services, as well as technology service offerings provided in the Company’s retail stores, such as installation and repair, and (2) copy, print, and other service offerings such as managed print and fulfillment services, product subscriptions, and sales of third party software, gift cards, warranties, remote support as well as rental income on operating lease arrangements where the Company conveys to its customers the right to use devices and other equipment for a stated period.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The largest offering in the service technology category is end user computing, which provides on-site services to assist corporate end users with their information technology needs. Services are either billed on a rate per hour or per user, or on a fixed monthly retainer basis. For the majority of technology service offerings contracts, the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company’s performance to date and as such the Company recognizes revenue based on the amount billable to the customer in accordance with the practical expedient provided by the current revenue guidance.

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

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts during the third quarter and year-to-date 2018.

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

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and a deferred liability is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of September 29, 2018, the Company had $11 million of deferred liability related to the loyalty program, which is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	As of	At
In millions	September 29, 2018	Adoption
Trade receivables, net	$704	$650
Short-term contract assets	24	20
Long-term contract assets	17	11
Short-term contract liabilities	51	60
Long-term contract liabilities	1	—

During the third quarter and year-to-date 2018, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $31 million during year-to-date 2018 which were included in the short-term contract liability balance at the beginning of the period. There were no contract assets and liabilities that were recognized during the third quarter and year-to-date 2018 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of the period that transferred to receivables during the third quarter and year-to-date 2018.

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

Costs to Obtain a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be capitalized. These costs are periodically reviewed for impairment, and are amortized on a straight-line basis over the expected period of benefit. As of September 29, 2018, capitalized acquisition costs amounted to $41 million, which is reflected in short-term contract assets and long-term contract assets in the table above. During the third quarter and year-to-date 2018, amortization expense was $10 million and $25 million, respectively, and there was no impairment loss in relation to costs capitalized. The Company had no asset impairment charges related to contract assets in the periods presented herein.

NOTE 5. SEGMENT INFORMATION

The Company had two reportable segments during 2017 until the acquisition of CompuCom on November 8, 2017, at which time a third reportable segment was formed for that business based on how the Company is managed. The Business Solutions Division sells office supply products and services across the United States, Puerto Rico, U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through the Company’s internet sites. The Retail Division includes retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, print, cleaning, breakroom and facilities products, and office furniture as well as business services including copying, printing, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are also facilitated through the Company’s regional print production centers. The CompuCom Division, which reflects the operations of CompuCom since its acquisition by the Company, sells information technology (“IT”) outsourcing services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including end user computing support, managed IT services, data center monitoring and management, service desk, network infrastructure, IT workforce solutions, mobile device management and cloud services.

The retained global sourcing operations previously included in the former International Division are not significant and have been presented as Other. Also included in Other is the elimination of intersegment revenues of $4 million and $10 million for the third quarter and year-to-date 2018, respectively.

The Company’s three operating segments are the three reportable segments. The Business Solutions Division, Retail Division and CompuCom Division are managed separately as they represent separate channels in the way the Company serves its customers and are managed accordingly. The accounting policies for each segment are the same as those described in Note 1 in the Company’s 2017 Form 10-K. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Business Solutions, Retail, and CompuCom Divisions, including Asset impairments and Merger and restructuring expenses, net, as well as expenses and credits

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities. In addition, the Company regularly evaluates the appropriateness of the reportable segments based on how the business is managed, including decision-making about resources allocation and assessing performance of the segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, the current reportable segments may change in the future.

The following is a summary of sales and operating income (loss) by each of the Divisions and Other, reconciled to consolidated totals, after the elimination of the discontinued operations for all periods.

	Sales
	Third Quarter		Year-to-Date
(In millions)	2018	2017	2018	2017
Business Solutions Division	$1,364	$1,288	$3,990	$3,851
Retail Division	1,254	1,329	3,551	3,799
CompuCom Division	268	—	803	—
Other	1	3	1	9
Total	$2,887	$2,620	$8,345	$7,659

	Division Operating Income (Loss)
	Third Quarter		Year-to-Date
(In millions)	2018	2017	2018	2017
Business Solutions Division	$67	$71	$189	$193
Retail Division	70	82	165	214
CompuCom Division	1	—	12	—
Other	—	(1)	(1)	(2)
Total	$138	$152	$365	$405

A reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

	Third Quarter		Year-to-Date
(In millions)	2018	2017	2018	2017
Total Divisions operating income	$138	$152	$365	$405
Add/(subtract):
Asset impairments	—	—	—	(1)
Merger and restructuring expenses, net	(14)	(22)	(45)	(62)
Unallocated expenses	(19)	(25)	(90)	(70)
Interest income	7	6	18	17
Interest expense	(31)	(13)	(91)	(39)
Other income, net	4	2	11	8
Income from continuing operations before income taxes	$85	$100	$168	$258

The components of goodwill by segment are provided in the following table:

	Business Solutions	Retail	CompuCom
(In millions)	Division	Division	Division	Total
Balance as of December 30, 2017	$328	$78	$445	$851
Acquisitions	42	—	13	55
Foreign currency rate impact	—	—	(6)	(6)
Purchase accounting adjustments	3	—	5	8
Balance as of September 29, 2018	$373	$78	$457	$908

Refer to Note 2 for additional information on the acquisitions made during year-to-date 2018.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 6. INCOME TAXES

The Company’s effective rates for the third quarter and year-to-date 2018 differ from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act primarily due to the impact of excess tax deficiencies associated with stock-based compensation awards, the impact of state taxes and certain nondeductible items, and the mix of income and losses across U.S. and non-U.S. jurisdictions. As prior years’ equity awards granted at a higher fair value vest, previously recognized deferred tax benefits on the excess compensation expense are reversed, thus causing a tax deficiency. The Company’s effective tax rates in prior periods have varied considerably as a result of two primary factors, 1) the mix of income and losses across U.S. and non-U.S. jurisdictions, and 2) the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2018 and 2017, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to the dispositions of the international businesses and improved operating results. In addition, during 2017 a large portion of the Company’s deferred tax assets that previously were not realizable, became realizable, thereby, causing significant reductions in previously established valuation allowances. As a result, the Company’s effective tax rates were 29% and 33% for the third quarter and year-to-date 2018, respectively, and 2% and 24% for the third quarter and year-to-date 2017, respectively. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

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

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years before 2017 and 2013, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal income tax examination, and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years before 2013. The Company’s U.S. federal income tax return for 2017 is currently under review. Generally, the Company is subject to routine examination for years 2008 and forward in its international tax jurisdictions.

It is not reasonably possible that certain tax positions will be resolved within the next 12 months. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

NOTE 7. DEBT

In May 2011, Office Depot entered into an amended and restated credit agreement, which was amended and restated in May 2016 for an additional five years, and was further amended in December 2016 and November 2017 (the Amended and Restated Credit Agreement including all amendments is referred to as the “Amended Credit Agreement”). The $1.2 billion revolving credit facility governed by the Amended Credit Agreement will mature on May 13, 2021.

As provided in the Amended Credit Agreement, available amounts that can be borrowed are based on percentages of certain outstanding accounts receivable and inventory of the Company. At September 29, 2018, the Company had $990 million of available credit under the Amended Credit Agreement, and had letters of credit outstanding under the Amended Credit Agreement totaling $75 million. There were no borrowings under the Amended Credit Agreement in the third quarter of 2018 and the Company was in compliance with all applicable financial covenants at September 29, 2018.

In connection with the consummation of the acquisition of CompuCom, the Company entered into a credit agreement, dated as of November 8, 2017 (the “Term Loan Credit Agreement”), which provides for a $750 million term loan facility with a maturity date of November 8, 2022. The Amended Credit Agreement was further amended to permit, among other things, certain matters relating to the Term Loan Credit Agreement. The Company was in compliance with all applicable financial covenants associated with the Term Loan Credit Agreement at September 29, 2018.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Non-recourse debt

The Installment Notes (the “Timber Note Receivable”) and related Securitization Notes (the “Non-Recourse Debt”), as defined in the 2017 Form 10-K, are scheduled to mature on January 29, 2020 and October 31, 2019, respectively. The Non-Recourse Debt has an initial term that is approximately three months shorter than the Timber Note Receivable. As described in the indenture governing the Non-Recourse Debt, while the maturity date of the Non-Recourse Debt is October 31, 2019, if the Company does not provide a redemption notice in September 2019, the maturity date of the Non-Recourse Debt will extend to January 29, 2020, subject to the approval of the holders of the Non-Recourse Debt. The Company anticipates it will extend the maturity date of the Non-Recourse Debt to January 29, 2020 in order to match the cash outflow with the collection of the principal balance of the Timber Note Receivable due to the Company. The extension of the maturity date of the Non-Recourse Debt will result in an increase in the interest rate for the extension period at the greater of 7.42% or LIBOR plus 2.55%, capped at 13%.

NOTE 8. STOCKHOLDERS’ EQUITY

The following table reflects the changes in Stockholders’ equity.

(In millions)
Stockholders’ equity at December 30, 2017	$2,120
Net income	118
Other comprehensive income, net of tax	13
Dividends paid on common stock	(42)
Amortization of long-term incentive stock grants	19
Repurchase of common stock for treasury	(22)
Share purchase for taxes, net of proceeds on employee-related plans	(4)
Acquisition escrow shares returned	(1)
Adjustment for adoption of the new revenue accounting standard	(4)
Stockholders’ equity at September 29, 2018	$2,197

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 30, 2017	$(43)	$(35)	$(78)
Other comprehensive loss activity before reclassifications	(16)	—	(16)
Reclassification of foreign currency translation adjustments realized upon disposal of business	29	—	29
Balance at September 29, 2018	$(30)	$(35)	$(65)

Treasury Stock

In May 2016, the Company’s Board of Directors authorized a stock repurchase program of up to $100 million of its outstanding common stock. In July 2016, the Board of Directors authorized an increase to the current share repurchase program from $100 million to $250 million. The stock repurchase authorization permits the Company to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The authorization extends to the end of 2018 and may be suspended or discontinued at any time. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity. However, under the Company’s Term Loan Credit Agreement, the Company’s ability to continue to repurchase its common stock is subject to certain restrictions.

In the third quarter and year-to-date 2018, the Company purchased approximately 5 million shares of its common stock at a cost of $14 million and 8 million shares at a cost of $22 million, respectively, under the stock repurchase program. As of September 29, 2018, $41 million remains available for share repurchase under the current Board authorization. Refer to Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, “Other Information” for additional information.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Dividends on Common Stock

In the third quarter and year-to-date 2018, the Company’s Board of Directors declared quarterly cash dividends of $0.025 per share on its common stock, resulting in total cash payments of $14 million and $42 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. Payment of dividends is permitted under the Company’s Amended Credit Agreement provided that the Company has the required minimum liquidity or fixed charge ratio, but may be limited if the Company does not meet the necessary requirements. Additionally, under the Company’s Term Loan Credit Agreement, payment of dividends is permitted subject to compliance with an annual limit.

NOTE 9. EARNINGS PER SHARE

The following table represents the calculation of net earnings per common share – basic and diluted:

	Third Quarter		Year-to-Date
(In millions, except per share amounts)	2018	2017	2018	2017
Basic Earnings Per Share
Numerator:
Net income from continuing operations	$60	$98	$113	$195
Income from discontinued operations, net of tax	—	(6)	5	38
Net income	$60	$92	$118	$233
Denominator:
Weighted-average shares outstanding	551	518	555	517
Basic earnings per share:
Continuing operations	$0.11	$0.19	$0.20	$0.38
Discontinued operations	—	(0.01)	0.01	0.07
Net earnings per share	$0.11	$0.18	$0.21	$0.45
Diluted Earnings Per Share
Numerator:
Net income from continuing operations	$60	$98	$113	$195
Income from discontinued operations, net of tax	—	(6)	5	38
Net income	$60	$92	$118	$233
Denominator:
Weighted-average shares outstanding	551	518	555	517
Effect of dilutive securities:
Stock options and restricted stock	13	13	9	15
Diluted weighted-average shares outstanding	564	531	564	532
Diluted earnings per share:
Continuing operations	$0.11	$0.19	$0.20	$0.37
Discontinued operations	—	(0.01)	0.01	0.07
Net diluted earnings per share	$0.11	$0.17	$0.21	$0.44

Awards of stock options and nonvested shares representing approximately 6 million and 7 million additional shares of common stock were outstanding for the third quarter and year-to-date 2018, respectively, and approximately 4 million for the third quarter and year-to-date 2017, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 10. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans – North America

The components of net periodic pension benefit for the Company’s North America pension plans are as follows:

	Third Quarter		Year-to-Date
(In millions)	2018	2017	2018	2017
Service cost	$1	$1	$3	$4
Interest cost	8	10	26	30
Expected return on plan assets	(11)	(12)	(32)	(36)
Net periodic pension benefit	$(2)	$(1)	$(3)	$(2)

Year-to-date 2018, $5 million of cash contributions were made to the North America pension plans, which included a $3 million voluntary accelerated contribution to one of the qualified plans to reduce the costs associated with the plan. The Company expects to make additional cash contributions of approximately $1 million to the North America pension plans during the remainder of 2018.

Pension Plan – United Kingdom

As part of the European business sale, the Company retained the United Kingdom (“UK”) defined benefit pension plan. The components of net periodic pension benefit for the Company’s UK pension plan are as follows:

	Third Quarter		Year-to-Date
(In millions)	2018	2017	2018	2017
Service cost	$—	$—	$—	$—
Interest cost	2	2	5	5
Expected return on plan assets	(2)	(3)	(6)	(9)
Net periodic pension benefit	$—	$(1)	$(1)	$(4)

The UK pension plan is in a net asset position. Year-to-date 2018, cash contributions of $2 million were made to the UK pension plan.

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

As of September 29, 2018 and December 30, 2017, the Company did not have any money market funds that had floating net asset values that required measurement.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. Amounts associated with these derivative financial instruments are considered Level 1 measurements, and were not significant for the reported periods. At September 29, 2018 and December 30, 2017, Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets included less than $1 million related to derivative foreign currency and fuel contracts.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges that are based on Level 3 measurements. The Company did not recognize asset impairment charges associated with continuing operations in the third quarter and year-to-date 2018.

Other Fair Value Disclosures

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	September 29,		December 30,
	2018		2017
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Timber notes receivable	$847	$840	$863	$865
Company-owned life insurance	90	90	90	90
Financial liabilities:
Recourse debt:
Term Loan, due 2022	665	713	717	754
Revenue bonds, due in varying amounts periodically through 2029	186	185	186	185
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	14	14	14
Non-recourse debt	759	755	776	777

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Timber notes receivable: Fair value is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 measure). The change in fair value of the Timber notes receivable as compared to the prior period herein presented is due to a change in the yield used to discount the future cash flows, and not a change in the expected future cash flows.

•

Company-owned life insurance: In connection with the 2013 OfficeMax merger, the Company acquired company owned life insurance policies on certain former employees. The fair value of the company-owned life insurance policies is derived using determinable net cash surrender value (Level 2 measure).

•

Recourse debt: Recourse debt, for which there were no transactions on the measurement date, was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure).

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

In addition to the foregoing, OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of September 29, 2018, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, our estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

NOTE 13. DISCONTINUED OPERATIONS

In the third quarter of 2016, the Company’s Board of Directors approved a plan to sell substantially all of the International Operations through four disposal groups (Europe, South Korea, Australia and New Zealand, and mainland China). Collectively, these dispositions represented a strategic shift that had a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. The Company is presenting the operating results and cash flows of these disposal groups within discontinued operations through their respective dates of disposal, including all prior periods. The assets and liabilities of the disposal groups remaining at the end of each period are presented as current assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets. Certain portions of the former International Division assets and operations are being retained and, therefore, remain in continuing operations. The retained global sourcing operations are presented as Other in Note 5, Segment Information.

As of the end of fiscal 2017, the Company sold its European, South Korean and mainland China businesses. The sale of the Company’s businesses in Australia and New Zealand was completed on February 5, 2018 and May 4, 2018, respectively, as two separate transactions with the same purchaser. Both transactions were structured and accounted for as an equity sale. With the sale of this last disposal group, the sale of the International Operations is complete.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

In connection with the sale of the European business operations in 2016, the Company entered into a sale and purchase agreement (the “SPA”) that contained customary warranties of the Company and the purchaser, with the Company’s warranties limited to an aggregate of EUR 10 million. The Company monitors its estimated exposure to liabilities under the warranties under the SPA, and as of September 29, 2018, the Company believes it has made adequate provisions for its potential exposures related to these warranties. The Company continues to provide various transition and product sourcing services to the purchaser of the European business operations for a period of up to 24 months following the closing date of December 31, 2016, under a separate agreement. The proceeds and related costs from these services are not material and are presented in Other income, net as part of continuing operations in the Condensed Consolidated Statements of Operations.

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

	Third Quarter		Year-to-Date
(In millions)	2018	2017	2018	2017
Sales	$—	$111	$115	$398
Cost of goods sold and occupancy costs	—	89	88	322
Operating expenses	—	25	21	79
Restructuring charges	—	—	1	2
Other income (expense), net	—	—	(1)	1
Net (increase) reduction of loss on discontinued operations held for sale	—	—	(1)	45
Net gain (loss) on sale of discontinued operations	—	1	(4)	4
Income tax expense (benefit)	—	4	(6)	7
Discontinued operations, net of tax	$—	$(6)	$5	$38

The Company completed the sale of its final disposal group in the second quarter of 2018, and therefore no assets or liabilities are presented as current assets and liabilities of discontinued operations as of September 29, 2018.

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

RESULTS OF OPERATIONS

OVERVIEW

The Company

We are a leading provider of business services and supplies, products and technology solutions through our fully integrated omni-channel platform of 1,372 stores, online presence, and dedicated sales professionals and technicians to small, medium and enterprise businesses. Through our banner brands Office Depot®, OfficeMax®, CompuCom® and Grand&Toy®, we offer our customers the tools and resources they need to focus on their passion of starting, growing and running their business.

As of September 29, 2018, our operations are organized into three reportable segments (or “Divisions”):  Business Solutions Division, which we also refer to as BSD, Retail Division and CompuCom Division.

The Business Solutions Division provides our customers with office supply products and services in the United States, Puerto Rico, U.S. Virgin Islands, and Canada through dedicated sales forces, catalogs, telesales, and electronically through our internet sites.

The Retail Division includes our retail stores in the United States, Puerto Rico and the U.S. Virgin Islands where we sell office supplies, technology products and solutions, business machines and related supplies, print, cleaning, breakroom and facilities products, and office furniture. In addition, our Retail Division offers various business-related services targeted to small businesses, technology support services as well as printing, copying, mailing and shipping services.

The CompuCom Division consists of CompuCom Systems, Inc. (“CompuCom”) and was formed during the fourth quarter of 2017 as a result of the acquisition of CompuCom. The CompuCom Division provides information technology (“IT”) outsourcing services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including end user computing support, managed IT services, data center monitoring and management, service desk, network infrastructure, IT workforce solutions, mobile device management and cloud services.

Acquisitions

To further our strategic direction to transform into a more business services-driven platform offering technology products and solutions, and strengthen our core business operations, we acquired five businesses during year-to-date 2018. Four of these acquisitions consist of small independent regional office supply businesses that provide us with greater access to small and mid-market business customers in selected U.S. geographic markets across a diverse assortment of product lines, including cleaning and breakroom, technology and printing, furniture and office supplies. The fifth business we acquired year-to-date 2018 is an enterprise information Technology Solutions Integrator and Managed Services Provider, which gives us access to a platform for selling or providing Internet of Things (“IoT”) related hardware and projects to the education market. IoT refers to the connection of intelligent systems and devices to allow them to automatically share information so that systems and devices work intelligently together to develop and enhance solutions and reduce human intervention The aggregate total purchase consideration, including contingent consideration, for the acquisitions completed in year-to-date 2018 was approximately $82 million, subject to certain customary post-closing adjustments. The aggregate purchase price was primarily funded with cash on hand, with the remainder consisting of contingent consideration, estimated to be $15 million, to be paid in 2019.

In 2017, we acquired CompuCom, three small independent regional office supply businesses with similar market and product characteristics to the first four acquisitions described in the preceding paragraph, and one small independent business focused on cleaning and breakroom supplies.

The operating results of the office supply businesses we acquired are included in the Business Solutions Division, whereas the operating results of the IoT business are included in the CompuCom Division. Refer to Note 2. “Acquisitions,” in Notes to Condensed Consolidated Financial Statements for additional information.

Merger and Restructuring Activity

In recent years, we have taken actions to adapt to changing and competitive conditions. These actions include acquiring businesses, closing facilities, consolidating functional activities, eliminating redundant positions, disposing of businesses and assets, and taking actions to improve process efficiencies. The expenses and any income recognized directly associated with these actions are included in Merger and restructuring expenses, net line item of our Condensed Consolidated Statements of Operations, and are excluded in the determination of our Divisions operating income.

Consolidated Results - Continuing Operations

A summary of factors impacting operating results of the continuing operations for the 13-week and 39-week periods ended September 29, 2018 (also referred to as the “third quarter of 2018” and “year-to-date 2018,” respectively) and September 30, 2017 (also referred to as the “third quarter of 2017” and “year-to-date 2017,” respectively), is provided below. Additional discussion of the third quarter and year-to-date 2018 results is provided in the narrative that follows this overview.

•

Our consolidated sales were 10% and 9% higher in the third quarter and year-to-date 2018, respectively, compared to the same periods of the prior year. These period over period increases were driven by sales in the CompuCom Division of $268 million and $803 million, respectively, and higher sales in our Business Solutions Division of $76 million and $139 million, respectively, which represented an improvement from the comparative prior year periods of 6% and 4%, respectively, primarily from acquisitions. These increases were partially offset by lower sales in our Retail Division, which decreased 6% and 7%, respectively, from the comparative prior year periods, primarily related to retail store closures during the last twelve months, and lower comparable store sales.

Sales	Third Quarter			Year-to-Date
(In millions)	2018	2017	Change	2018	2017	Change
Business Solutions Division	$1,364	$1,288	6%	$3,990	$3,851	4%
Retail Division	1,254	1,329	(6)%	3,551	3,799	(7)%
Change in comparable store sales			(5)%			(4)%
CompuCom Division	268	—	N/A	803	—	N/A
Other	1	3	(67)%	1	9	(89)%
Total	$2,887	$2,620	10%	$8,345	$7,659	9%

•

Product sales in the third quarter and year-to-date 2018 were up 1% and 0.3%, respectively, from the same prior periods in 2017, while service revenues grew 124% and 110%, respectively. Higher service revenues were driven primarily by the revenues contributed by the CompuCom acquisition. Service revenues were also impacted by the adoption of the new revenue recognition accounting standard, which reduced service revenues by $9 million and $47 million in the third quarter and year-to-date 2018, respectively. Refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements for additional information. Excluding CompuCom and the impact of adopting the new revenue recognition accounting standard, service revenues grew 17% and 11%, respectively, due to our strategic efforts to grow overall business services revenue. The primary drivers of our year-over-year growth in services revenue, excluding the CompuCom acquisition, include higher demand for our copy and print and managed print services, and the expansion of our service and product subscriptions. On a consolidated basis, services represent approximately 15% of our total sales in the third quarter and year-to-date 2018.

Sales	Third Quarter			Year-to-Date
(In millions)	2018	2017	Change	2018	2017	Change
Products	$2,453	$2,426	1%	$7,072	$7,053	0.3%
Services	434	194	124%	1,273	606	110%
Total	$2,887	$2,620	10%	$8,345	$7,659	9%

•

Total gross profit increased by $53 million, or 8%, and $95 million, or 5%, in the third quarter and year-to-date 2018, respectively, compared to the same periods in 2017, primarily as a result of acquisitions coupled with an improvement in gross profit from our service offerings, partially offset by a decrease in gross profit from products sales. Total gross margins for the third quarter and year-to-date 2018 were approximately 40 basis points and 85 basis points lower, respectively, from the same prior year periods. The year-over-year reduction in total gross margins was primarily attributable to store and supply chain deleverage.

•

Total selling, general and administrative expenses increased by $61 million and $155 million in the third quarter and year-to-date 2018, respectively, compared to the same periods in 2017. These increases reflect $75 million and $212 million, respectively, associated with the acquired businesses, partially offset by $14 million and $57 million, respectively, related to retail stores closures, lower payroll expenses, operational efficiencies and synergies. Total selling, general and administrative expenses increased slightly as a percentage of total sales year-over-year.

•

Merger and restructuring expenses, net in the third quarter and year-to-date 2018 amounted to $14 million and $45 million, respectively, compared to $22 million and $62 million in the third quarter and year-to-date 2017, respectively. Merger and restructuring expense in the third quarter of 2018 includes $9 million of severance, retention, transaction and integration costs associated with our acquisition of CompuCom and the other businesses, $2 million of expenses related to continued OfficeMax merger activities and $3 million of expenses associated with restructuring activities. Additional integration and restructuring expenses are expected to be incurred in future periods. Refer to Note 3. “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements for additional information.

•

Our effective tax rates of 29% and 33% for the third quarter and year-to-date 2018, respectively, differ from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act primarily due to the impact of excess tax deficiencies associated with stock-based compensation awards, the impact of state taxes and certain nondeductible items, and the mix of income and losses across U.S. and non-U.S. jurisdictions. The effective tax rates of 2% and 24% for the third quarter and year-to-date 2017, respectively, were primarily impacted by the reduction of certain valuation allowances and the effect of state taxes and nondeductible expenses.

•

Diluted earnings per share from continuing operations was $0.11 in the third quarter of 2018 compared to $0.19 in the third quarter of 2017. Diluted earnings per share from continuing operations was $0.20 in the year-to-date 2018 compared to $0.37 in the year-to-date 2017.

•

Including diluted earnings per share from discontinued operations, net diluted earnings per share was $0.11 in the third quarter of 2018 compared to $0.17 in the third quarter of 2017. Net diluted earnings per share was $0.21 in year-to-date 2018 compared to $0.44 in the year-to-date 2017. As disclosed in Note 13 “Discontinued Operations” to the Condensed Consolidated Financial Statements, we completed the sale of our former International Operations in the first half of 2018.

•	In third quarter and year-to-date 2018, we paid a quarterly cash dividend on our common stock of $0.025 per share, resulting in a total cash payment of $14 million and $42 million, respectively.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

BUSINESS SOLUTIONS DIVISION

	Third Quarter		Year-to-Date
(In millions)	2018	2017	2018	2017
Products	$1,278	$1,221	$3,762	$3,653
Services	86	67	228	198
Total Sales	$1,364	$1,288	$3,990	$3,851
% change	6%	(4)%	4%	(5)%
Division operating income	$67	$71	$189	$193
% of sales	5%	6%	5%	5%

Total sales in our Business Solutions Division increased 6% and 4% in the third quarter and year-to-date 2018, respectively, compared to the same periods in the prior year. Product sales in our Business Solutions Division increased 5% and 3% in the third quarter and year-to-date 2018, respectively, compared to the same periods in 2017. The increase in sales was primarily driven by acquisitions, growth in adjacency categories and online sales, partially offset by the impact of sales from omni-channel programs that are recorded in the Retail Division. On a product category basis, sales increased primarily in adjacencies, including cleaning/breakroom and furniture, partially offset by decreases across the other primary product categories for the third quarter and year-to-date 2018. Sales of services in our Business Solutions Division increased 28% and 15% in the third quarter and year-to-date 2018, respectively, compared to the same periods in the prior year, reflecting our strategic efforts to grow overall business services revenue.

Business Solutions Division operating income was $67 million in the third quarter of 2018 as compared to $71 million in the third quarter of 2017, and $189 million in the year-to-date 2018 as compared to $193 million the year-to-date 2017. The year-over-year decrease in operating income for the Business Solutions Division was driven by higher selling, general and administrative expenses from investments in our eCommerce platform and demand generation activities, and from acquisitions. These expenses were partially offset by an increase in gross margins primarily from acquisitions. As a percentage of sales, the Division operating income declined slightly in the third quarter of 2018 from the same prior year period, and remained virtually flat year-to-date 2018 compared to year-to-date 2017.

RETAIL DIVISION

	Third Quarter		Year-to-Date
(In millions)	2018	2017	2018	2017
Products	$1,122	$1,203	$3,153	$3,391
Services	132	126	398	408
Total Sales	$1,254	$1,329	$3,551	$3,799
% change	(6)%	(10)%	(7)%	(10)%
Division operating income	$70	$82	$165	$214
% of sales	6%	6%	5%	6%
Comparable store sales decline	(5)%	(5)%	(4)%	(5)%

Total sales in our Retail Division decreased 6% and 7% in the third quarter and year-to-date 2018, respectively, compared to the same periods in 2017. Product sales in our Retail Division decreased 7% in the third quarter and year-to-date 2018 compared to the same periods in the prior year. The decrease resulted from store closures over the past twelve months, and a 5% and 4% decline in comparable store sales in the third quarter and year-to-date 2018, respectively, partially offset by the positive impact of sales from omni-channel programs. Sales of services were impacted by the adoption of the new revenue recognition standard, which reduced sales of services by $8 million and $43 million in the third quarter and year-to-date 2018, respectively. Excluding the impact of the new revenue recognition standard, sales of services increased 11% and 8% in the third quarter and year-to-date 2018, respectively, compared to the same periods in the prior year, reflecting our focus on the sale of services.

Comparable store sales in the third quarter and year-to-date 2018 decreased 5% and 4%, respectively, reflecting lower store traffic and transaction counts, partially offset by an increase in average order value. Comparable store sales decreased across most of our primary product categories, including ink, toner, computers and technology related products, partially offset by increased sales in cleaning and breakroom products, and sales of copy and print services.

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

The Retail Division reported operating income of $70 million in the third quarter of 2018, compared to $82 million in the third quarter of 2017, and reported operating income of $165 million in the year-to-date 2018, compared to $214 million in the year-to-date 2017. The year-over-year decrease in the Retail Division’s operating income was primarily due to lower gross margin, fewer transactions, store closures, and investments in additional service capabilities. During the third quarter of 2018 and year-to-date 2018, we closed two and six stores, respectively, and have ended the quarter with a total of 1,372 stores in the Retail Division.

Charges associated with the store closure program are reported in Merger and restructuring expenses, net in the Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division income. Refer to “Corporate” discussion below for additional information of expenses incurred to date.

COMPUCOM DIVISION

	Third Quarter		Year-to-Date
(In millions)	2018	2017	2018	2017
Products	$51	$—	$154	$—
Services	217	—	649	—
Total Sales	$268	$—	$803	$—
Division operating income	$1	$—	$12	$—
% of sales	0%	N/A	1%	N/A

The CompuCom Division was formed after the acquisition of CompuCom on November 8, 2017. Refer to Note 2. “Acquisitions” in Notes to Condensed Consolidated Financial Statements for additional information. CompuCom’s sales in 2018 were affected by lower business volume from one of its largest customers currently experiencing a significant reorganization. CompuCom’s operating income in 2018 was also affected by lower gross margin on product sales mix, and higher expenses associated with onboarding new customers and other growth initiatives.

OTHER

Certain operations previously included in the International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are presented as Other. The operations primarily relate to the sale of products to former joint venture partners, and are not material in any period. Also included in Other is the elimination of intersegment revenues of $4 million and $10 million for the third quarter and year-to-date 2018, respectively.

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

There were no asset impairments in the third quarter and year-to-date 2018. There were no asset impairments in the third quarter of 2017. Asset impairments year-to-date 2017 were $1 million.

Unallocated Expenses

We allocate to our Divisions functional support expenses that are considered to be directly or closely related to segment activity. These allocated expenses are included in the measurement of Division operating income. Other companies may charge more or less of functional support expenses to their segments, and our results therefore may not be comparable to similarly titled measures used by other companies. The unallocated expenses primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, legal, audit and similar functions. Unallocated expenses also include the pension credit related to the frozen OfficeMax pension and other benefit plans. Additionally, the pension plan in the United Kingdom that has been retained by us in connection with the sale of the European Business, as well as certain general and administrative expenses previously allocated to the International Division that have been excluded from the discontinued operations measurement have been included in corporate unallocated expenses.

Unallocated expenses were $19 million and $25 million in the third quarter of 2018 and 2017, respectively, and $90 million and $70 million in year-to-date 2018 and 2017, respectively. The decrease in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to focused cost reductions and a tax credit we received in the quarter. These tax incentives are associated with investments in our corporate headcount. The year-to-date 2018 increase in unallocated expenses compared to the same periods in 2017 primarily resulted from higher incentive expenses associated with our overall performance compared to plan, and certain executive expenses.

Other Income and Expense

	Third Quarter		Year-to-Date
(In millions)	2018	2017	2018	2017
Interest income	$7	$6	$18	$17
Interest expense	(31)	(13)	(91)	(39)
Other income, net	4	2	11	8

In the fourth quarter of 2017, we entered into a $750 million Term Loan Credit Agreement, due 2022. Borrowings under the Term Loan Credit Agreement were issued with an original issue discount, at an issue price of 97.00%, and incur interest at a rate per annum equal to LIBOR plus 7.00% (or an alternative base rate plus 6.00%). We recorded $18 million and $54 million of interest expense in the third quarter and year-to-date 2018, respectively, related to the Term Loan Credit Agreement.

Income Taxes

Our effective rates for the third quarter and year-to-date 2018 differ from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act primarily due to the impact of excess tax deficiencies associated with stock-based compensation awards, the impact of state taxes and certain nondeductible items, and the mix of income and losses across U.S. and non-U.S. jurisdictions. As prior years’ equity awards granted at a higher fair value vest, previously recognized deferred tax benefits on the excess compensation expense are reversed, thus causing a tax deficiency. Our effective tax rates in prior periods have varied considerably as a result of two primary factors, 1) the mix of income and losses across U.S. and non-U.S. jurisdictions, and 2) the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2018 and 2017, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to the dispositions of the international businesses and improved operating results. In addition, during 2017 a large portion of our deferred tax assets that previously were not realizable, became realizable, thereby, causing significant reductions in previously established valuation allowances. As a result, our effective tax rates were 29% and 33% for the third quarter and year-to-

date 2018, respectively, and 2% and 24% for the third quarter and year-to-date 2017, respectively. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

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

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local income tax examinations for years before 2017 and 2013, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal income tax examination and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years before 2013. Our U.S. federal income tax return for 2017 is currently under review. Generally, we are subject to routine examination for years 2008 and forward in our international tax jurisdictions.

It is not reasonably possible that certain tax positions will be resolved within the next 12 months. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

NEW ACCOUNTING STANDARDS

For a description of new applicable accounting standards, refer to Note 1. “Summary of Significant Accounting Policies,” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

At September 29, 2018 and December 30, 2017, we had $925 million and $622 million in cash and cash equivalents, respectively, and $990 million and $922 million, respectively, of available credit under the Amended Credit Agreement (as defined in Note 7. “Debt,” in Notes to Condensed Consolidated Financial Statements), for a total liquidity of $1.9 billion and $1.5 billion, respectively. We currently believe that our cash on hand, availability of funds under the Amended Credit Agreement, and full year cash flows generated from operations will be sufficient to fund our working capital, capital expenditures, debt repayments, common stock repurchases, cash dividends on common stock, and merger integration and restructuring expenses for at least the next twelve months, as well as towards future acquisitions consistent with our strategic growth initiatives.

At September 29, 2018, no amounts were drawn under the Amended Credit Agreement. There were letters of credit outstanding under the Amended Credit Agreement at the end of the third quarter of 2018 totaling $75 million and we were in compliance with all applicable financial covenants at September 29, 2018.

In addition to the acquisitions disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets. Such transactions may be material and may involve cash, our securities or the assumption of additional indebtedness (Refer to Note 2. “Acquisitions,” in Notes to Condensed Consolidated Financial Statements for additional information). We also continue to evaluate actions to adapt to changing and competitive conditions, which include closing facilities, consolidating functional activities, eliminating redundant positions, and taking actions to improve process efficiencies. We anticipate incurring additional costs over the next few years related to these actions. These costs may include professional fees, severance and other related costs.

In 2018, we expect capital expenditures to be approximately $170 million, including investments to support our critical priorities and the new store test format. These expenditures will be funded through available cash and operating cash flows.

On May 27, 2016 our Board of Directors authorized a stock repurchase program of up to $100 million of our outstanding common stock, par value $0.01 per share. In July 2016, our Board of Directors authorized an increase to the current stock repurchase program from $100 million to $250 million. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The authorization extends through the end of 2018 and may be suspended or discontinued at any time. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity. Our ability to repurchase our common stock in 2018 is subject to the Term Loan Credit Agreement which contains certain restrictions on our ability to repurchase our common stock.

In the third quarter and year-to-date 2018, we purchased approximately 5 million shares of our common stock at a cost of $14 million and 8 million shares at a cost of $22 million, respectively, under the stock repurchase program. As of September 29, 2018, $41 million remains available for share repurchase under the program.

Cash Flows

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

	Year-to-Date
(In millions)	2018	2017
Operating activities of continuing operations	$555	$408
Investing activities of continuing operations	(181)	(126)
Financing activities of continuing operations	(159)	(199)

Operating Activities of Continuing Operations

During year-to-date 2018, cash provided by operating activities of continuing operations was $555 million, compared to $408 million during the same period last year. The increase in cash flows from operating activities was primarily driven by favorable changes in working capital, partially offset by lower net income from continuing operations. The increase in cash inflows from working capital was primarily associated with an increase in accounts payable, driven by extended payment terms, and an increase in accrued expenses during year-to-date 2018 compared to year-to-date 2017. Higher accounts payable and accrued expenses in year-to-date 2018 were partially offset by a smaller decrease in inventory levels year-over-year. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. Cash flows from operating activities reflect outflows related to merger, restructuring, and integration activity. For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies,” in Note to Condensed Consolidated Financial Statements.

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations was $181 million in year-to-date 2018, compared to $126 million in year-to-date 2017. The increase from the prior year is primarily a result of $40 million more cash used to acquire businesses in year-to-date 2018, as well as an increase of $29 million in capital expenditures mainly related to investments in our service platform, eCommerce, and capabilities across our retail and distribution network.

In year-to-date 2017 we reported net proceeds of $28 million from the disposition of certain long-lived assets, but we did not have any such proceeds in year-to-date 2018. In addition, in the third quarter of 2017, we purchased our corporate headquarters for $134 million in a cash, of which $42 million was reflected as an outflow from investing activities of continuing operations, and the remainder was presented in financing activities of continuing operations.

Financing Activities of Continuing Operations

Cash used in financing activities of continuing operations was $159 million in year-to-date 2018, as compared to $199 million in year-to-date 2017. In year-to-date 2018, we made higher net repayments on long and short-term borrowings, including a $56 million partial repayment of our Term Loan Credit Agreement, we also used $18 million in cash to acquire a non-controlling equity interest related to the CompuCom acquisition, and we paid $3 million more in common stock dividends compared to the same prior year period.

In year-to-date 2017, in connection with the purchase of our previously leased corporate headquarters, we paid $92 million to extinguish the related capital lease obligation, we spent $12 million more than in year-to-date 2018 on our stock repurchase program, and we used an additional $13 million to purchase shares for taxes, net of proceeds from employee share-based transactions, as compared to the same period in 2018.

Discontinued Operations

Cash provided by (used in) operating, investing and financing activities of discontinued operations is summarized as follows:

	Year-to-Date
(In millions)	2018	2017
Operating activities of discontinued operations	$11	$10
Investing activities of discontinued operations	66	(76)
Financing activities of discontinued operations	—	(8)

Cash flows from operating activity of discontinued operations reflect cash movements between continuing operating and discontinued operating entities up until the sale of the individual businesses included in the disposal group. All intercompany transactions between discontinued and continuing operating entities are eliminated in consolidation. For year-to-date 2018, cash flows provided by investing activity of discontinued operations reflect the sale of our former businesses in Australia and New Zealand, net of $6 million paid for professional fees and other closing costs. Cash flows used in investing activity from discontinued operations for year-to-date 2017 include a $72 million working capital adjustment and $18 million of professional fees and other closing costs related to the sale of our disposal group, partially offset by $14 million net proceeds we collected on the sale of our former operations in China and Korea.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2017 Form 10-K, in Note 1 of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except for our accounting policy update on goodwill and other intangible assets described below, there have been no significant changes to our critical accounting policies since December 30, 2017.

In 2017, upon the adoption of Accounting Standards Codification 2017-04, Simplifying the Test for Goodwill Impairment, we performed our annual goodwill impairment test using a qualitative assessment, and determined that it was more likely than not that the fair value of each reporting unit exceeded their respective carrying amount as of the assessment date, which was the first day of our third quarter 2017. During the third quarter of 2018, we completed our 2018 annual goodwill impairment test using a quantitative assessment in consideration of the number of acquisitions in 2017 and 2018, including CompuCom. As a result, we have updated our accounting policy on goodwill and other intangible assets to reflect the annual impairment test approach we followed in 2018.

Goodwill and other intangible assets — Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired and liabilities assumed in a business combination. We review the carrying amount of goodwill at the reporting unit level on an annual basis as of the first day of our third quarter, or more frequently if events or change in circumstances suggest that goodwill may not be recoverable. For reporting units in which our qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further impairment testing is performed. For those reporting units where events or change in circumstances indicate that potential impairment indicators exist, we perform a quantitative assessment to test goodwill.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. In addition, when indicators of impairment exist, we perform a quantitative assessment to determine whether the carrying amount of goodwill can be recovered. We typically use a combination of different valuation approaches that are dependent on several significant assumptions, including subjective estimates of revenue growth rates, gross margin, and expenses. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact in our consolidated financial statements.

As of September 29, 2018, we had three reportable segments, and four reporting units with an aggregate carrying amount of goodwill of $908 million distributed as follows:

(In millions)		Goodwill
Reportable Segments	Reporting Units	Carrying Amount
Business Solutions Division	Contract	$298
	Direct	75
Retail Division	Retail	78
CompuCom Division	CompuCom	457
Total		$908

During the third quarter of 2018, we performed our annual goodwill impairment test using a quantitative assessment that combines the income approach and the market approach valuation methodologies. As a result, we concluded that the fair value of each reporting unit exceeded their respective carrying amount as of the assessment date, which was the first day of the quarter.

The fair value of the CompuCom and Contract reporting units exceeded their respective carrying amounts by 17% and 13%, respectively. These represented the lowest fair value margins of all reporting units we tested, which is attributable to the timing of assigning a fair value to the recent acquisitions included in these reporting units. We also have less experience estimating the operating performance of the CompuCom reporting unit given the date of acquisition in November 2017. Variation to the critical assumptions used to estimate the fair value of these reporting units, including changes in projected revenue growth rates, gross margin or expenses may result in materially different calculations of fair value that could lead to the recognition of significant impairment charges in future periods.

Indefinite-lived intangible assets, other than goodwill, are tested at least annually for impairment, whereas definite-lived intangible assets are reviewed to ensure the remaining useful lives are appropriate. An impairment analysis may be conducted between annual tests if events or circumstances suggest an intangible asset may not be recoverable.

Our other intangible assets are primarily comprised of definite-lived intangible assets, such as favorable lease assets, customer relationships and technology. The favorable lease assets were established in conjunction with the OfficeMax merger for individual leases with rental rates below then current market rates for comparable properties and assumed renewal of all available options. We amortize favorable lease assets over the same periods used in estimating their fair value. Should we decide to close a facility prior to the full contemplated term, recovery of the intangible asset will be subject to then-current sublease prospects. Customer relationships primarily relate to the CompuCom acquisition and OfficeMax merger. If we experience an unanticipated decline in sales or profitability associated with customers we acquired from these businesses, the remaining useful life of our customer relationships will be reassessed and could result in either acceleration of amortization or impairment charges. Our technology asset relates to certain technology brought in with the CompuCom acquisition. As of September 29, 2018, the net carrying amount of our favorable lease assets, customer relationships and technology was $8 million, $332 million and $12 million, respectively.

Our indefinite-lived intangible assets, other than goodwill, consist of the CompuCom trade name and another trade name associated with a smaller acquisition we completed in 2017. These assets had a carrying amount of $70 million and $9 million, respectively, as of September 29, 2018. Based on the impairment test we performed in the third quarter of 2018, we concluded that the carrying amount of our trade names is recoverable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 29, 2018, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2017 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the possible controls and procedures. Each reporting period, we carry out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”,) of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on management’s evaluation, as of September 29, 2018, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no material change in our internal control over financial reporting that occurred during the quarter ended September 29, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of integrating CompuCom and the other companies acquired during 2017 and 2018 into our overall internal control over financial reporting processes. In addition, during the first quarter of 2018, we implemented certain internal controls over financial reporting in connection with our adoption of the new revenue recognition standard. We are also in the process of updating our internal controls in preparation of adopting the new lease accounting standard in the first quarter of 2019.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our legal proceedings, see Note 12. “Commitments and Contingencies,” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Except for the risk factor set forth below, there have been no material changes in our risk factors from those previously disclosed in the Company’s 2017 Form 10-K.

Evolving foreign trade policy (including tariffs imposed on certain foreign-made goods) may adversely affect our business.

Our products are sourced from a wide variety of suppliers, including from suppliers overseas, particularly in China. In addition, some of the products that we purchase from vendors in the United States also depend, in whole or in part, on suppliers located outside the United States. On September 18, 2018, the Office of the U.S. Trade Representative announced that the current U.S. Administration would impose a 10% tariff on approximately $200 billion worth of imports from China into the U.S. effective September 24, 2018, which is expected to increase to 25% starting January 1, 2019. We are evaluating the potential impact of the effective and proposed tariffs as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants. While it is too early to predict how  these changes in foreign trade policy and any recently enacted, proposed and future tariffs on products imported by us from China will affect our business, these changes could negatively impact our business and results of operations if they seriously disrupt the movement of products through our supply chain or increase their cost. In addition, while we may be able to shift our sourcing options, executing such a shift would be time consuming and would be difficult or impracticable for many products and may result in an increase in our manufacturing costs.

Substantial regulatory uncertainty exists regarding foreign trade and trade policy, both in the United States and abroad. The adoption and expansion of trade restrictions, retaliatory tariffs, or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and/or the U.S. economy, which in turn could adversely impact our results of operations and business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the third quarter of 2018, we purchased approximately 5 million shares of our common stock in connection with the share repurchase program that was approved by the Board of Directors in May 2016 and amended in July 2016.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number		Part of a Publicly	Purchased Under
	of Shares	Average	Announced Plan or	the Repurchase
	Purchased	Price Paid	Program	Programs (a)
Period	(In thousands)	per Share	(In thousands)	(In millions)
July 1, 2018 – July 28, 2018	2,262	$2.66	2,262	$49
July 29, 2018 – August 25, 2018	1,506	$2.65	1,506	$45
August 26, 2018 – September 29, 2018	1,248	$3.30	1,248	$41
Total	5,016

(a)

In May 2016, our Board of Directors authorized a stock repurchase program of up to $100 million of our outstanding common stock. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. In July 2016, the Board of Directors authorized an increase to the current share repurchase program from $100 million to $250 million. The authorization extends to the end of 2018 and may be suspended or discontinued at any time. Our ability to continue to repurchase common stock is subject to the terms of our Term Loan Credit Agreement.

The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity.

In August 2018, the Board of Directors declared a quarterly dividend of $0.025 per share of our common stock. On September 14, 2018, a cash dividend of $0.025 per share of common stock was paid to shareholders of record at the close of business on August 24, 2018, resulting in total cash payment of $14 million. Dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Additionally, payment of dividends is permitted under our Amended Credit Agreement provided that we have the required minimum liquidity or fixed charge ratio, but may be limited if we do not meet the necessary requirements. Additionally, under our Term Loan Credit Agreement, payment of dividends is permitted subject to compliance with an annual limit.

Item 6. Exhibits.

Exhibits

3.1	Amended and Restated Bylaws of Office Depot, Inc. (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2018).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: November 7, 2018	By:	/s/ Gerry P. Smith
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2018	By:	/s/ Joseph T. Lower
Joseph T. Lower
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2018	By:	/s/ Scott A. Kriss
Scott A. Kriss
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)