Form 10-K
period 2018-12-29
OFFICE DEPOT INC
filed 2019-02-27
CIK 800240

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of common stock held by non-affiliates of the registrant as of July 1, 2018 (based on the closing market price of the common stock on the Composite Tape on June 29, 2018) was approximately $1,397,561,637 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the registrant).

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At February 18, 2019, there were 540,977,359 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

Documents Incorporated by Reference:

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Office Depot, Inc. definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after close of the registrant’s fiscal year.

Table of Content

1

Table of Content

PART I

Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (“Annual Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), that involve risks and uncertainties. These forward-looking statements include both historical information and other information that can be used to infer future performance. Examples of historical information include annual financial statements and the commentary on past performance contained in Part II — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). While certain information has specifically been identified as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is historical, all the information contained in this Annual Report should be considered to be “forward-looking statements” as referred to in the Reform Act. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. Certain information in our MD&A is clearly forward-looking in nature, and without limiting the generality of the preceding cautionary statements, we specifically advise you to consider all of our MD&A in the light of the cautionary statements set forth herein.

Much of the information in this Annual Report that looks towards future performance of Office Depot, Inc. and its subsidiaries is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in this Annual Report. Significant factors that could impact our future results are provided in Part I — Item 1A. “Risk Factors” included in this Annual Report. Other risk factors are incorporated into the text of our MD&A, which should itself be considered a statement of future risks and uncertainties, as well as management’s view of our businesses. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In this Annual Report, unless the context otherwise requires, the “Company,” “Office Depot,” “we,” “us,” and “our” refer to Office Depot, Inc. and its subsidiaries.

Item 1. Business

The Company

We were incorporated in the state of Delaware in 1986 and opened our first retail store in Fort Lauderdale, Florida on October 9, 1986. Since then, we have become a leading provider of business services and supplies, products and technology solutions through our fully integrated business-to-business (“B2B”) distribution platform of 1,361 retail stores, online presence, and dedicated sales professionals and technicians to retail consumers and small, medium and enterprise businesses, all supported by our world-class supply chain facilities and delivery operations. Through our banner brands Office Depot®, OfficeMax®, CompuCom® and Grand & Toy®, we offer our customers the tools and resources they need to focus on their passion of starting, growing and running their businesses.

Our long-term strategy to deliver customer-focused value through our integrated B2B distribution platform is founded on three strategic pillars:

TRANSFORM	STRENGTHEN	DISRUPT
our business	our core	for our future

Acquisition of CompuCom Value-added services growth Retail transformation	Superior customer experience Low cost business model Product innovation	E2E Business Services Platform New routes to market Analytics Excellence / AI

At December 29, 2018, our operations are organized into three reportable segments (or “Divisions”): Business Solutions Division, which we also refer to as BSD, Retail Division and the CompuCom Division. The CompuCom Division was formed after the acquisition of CompuCom Systems, Inc. (“CompuCom”) on November 8, 2017. Additional information regarding our Divisions and operations in geographic areas is presented in Part II — Item 7. “MD&A” and in Note 5. “Segment Information” in the Notes to Consolidated Financial Statements located in Part IV — Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report.

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP.

Table of Content

Acquisitions

Over the last two years, we have been undergoing a strategic transformation to pivot Office Depot into an integrated B2B distribution platform, with the objective of expanding our product offerings to include value-added services for our customers and capture greater market share. As part of this transformation, we acquired CompuCom in 2017, as further described herein, and an enterprise IT solutions integrator and managed services provider in 2018. The latter gives us access to a platform for selling or providing Internet of Things (“IoT”) related hardware and projects to the education market. IoT refers to the connection of intelligent systems and devices to allow them to automatically share information so that systems and devices work intelligently together to develop and enhance solutions and reduce human intervention.

To strengthen our core operations, over the last two years we have also expanded the reach of our distribution network by identifying and acquiring profitable regional office supply distribution businesses serving small and mid-market customers in geographic areas that were previously underserved by our network. This has allowed, and will continue to allow, for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

The operating results of these companies are combined with our operating results subsequent to their purchase dates. The operating results of the acquired businesses are included in the Business Solutions Division, whereas the operating results of CompuCom and the enterprise IT solutions integrator and managed services provider are included in the CompuCom Division. Refer to Note 2. “Acquisitions” in the Notes to Consolidated Financial Statements for additional information.

Fiscal Year

Our fiscal year results are based on a 52- or 53-week calendar ending on the last Saturday in December. Fiscal year 2018 had 52 weeks and ended on December 29, 2018. Fiscal year 2017 had 52 weeks and ended on December 30, 2017. Fiscal year 2016 had 53 weeks and ended on December 31, 2016. Certain subsidiaries, including CompuCom, operate on a calendar year basis; however, the reporting difference did not have a material impact on 2018 and the other periods presented.

Business Solutions Division

Our Business Solutions Division provides its customers with nationally branded and our private branded office supply and adjacency products and services in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. Our customers are served through a dedicated sales force, catalogs, telesales, and electronically through our Internet websites. Adjacency products primarily include cleaning and breakroom supplies, technology and furniture and our service offerings are comprised of copy and print services, product subscriptions, and managed print and fulfillment services.

The Business Solutions Division is comprised of two main sales channels: contract and direct.

Our contract sales channel serves business customers including small, medium, and enterprise businesses as well as schools and local, state and national governmental agencies. We also enter into agreements with consortiums to sell to entities across many industries, including government and non-profit entities, in non-exclusive buying arrangements.

Our direct sales channel primarily serves small to medium-sized customers. Direct customers can order products through our Internet website, from our catalogs, or by phone. Website functionality provides customers the convenience of using the loyalty program and offers suggestions by product ratings, pricing, and brand, among other features. Customer orders are fulfilled through our common supply chain. See “Supply Chain” section below for additional information on our supply chain network.

Beginning 2017, we have implemented several initiatives to strengthen the core of our Business Solutions Division, including the following:

•

expanding through strategic acquisitions that increase selling resources in the field, stretch our geographical reach, grow our small and medium customer segments, and increase our sales in the aforementioned adjacency categories

•	focus on demand-generation via a shift to digital marketing and investment in our eCommerce presence
•	realignment of our sales organization aimed at improving customer acquisition and retention trends
•	adding dedicated selling and operational resources to drive sales in our adjacency categories
•	partnering with key vendors to add new products to our assortment of offerings
•	capturing cross-selling opportunities with CompuCom

Table of Content

•	increasing our focus on services, including growing current offerings in technology and print, and identifying new services that complement our existing product and fulfillment capabilities

Retail Division

The Retail Division markets a broad assortment of merchandise through our chain of retail stores throughout the United States, Puerto Rico and the U.S. Virgin Islands. The retail stores operate under both the Office Depot or OfficeMax brands, though systems, processes and offerings have converged. We currently offer products in three categories: supplies, technology, and furniture and other. See “Merchandising and Services” section below for additional information on our product categories. In addition, our Retail Division offers a range of business-related services targeted to small businesses, technology support services as well as printing, copying, mailing and shipping services. In addition, the print needs for retail and business customers are also facilitated through our regional print production centers.

At the end of 2018, the Retail Division operated 1,361 retail stores which includes locations temporarily closed for remodeling. We have a broad representation across North America with the largest concentration of our retail stores in Texas, California, and Florida. Most of our retail stores are located in leased facilities that currently average over 20,000 square feet. Beginning 2016, we have redesigned the layout of 106 stores to enhance our in-store experience through a curated assortment of products, better product adjacencies, easier navigation and signage, and increased space dedicated to expanded service offerings. To better serve our customers any way they choose to shop, we have a Buy Online-Pickup in Store offering in all locations and offer same-day store delivery in selected markets. Sales under these programs are serviced by store employees and fulfilled with store inventory and therefore are reported in the Retail Division results.

In May 2018, we introduced Workonomy™, a variety of business services married with “human touch” expertise to small and medium-sized businesses. The new Workonomy offering provides customers with enhanced tools and services as well as access to remote and in-person advisors and technical support, including tech services kiosks across 200 retail stores. Our Workonomy solutions also include payroll support, bookkeeping, storage and shredding, shipping and printing, and workspace planning and assembly services. We offer Workonomy business services on our eCommerce platform, in store, and through a dedicated sales team. In 2018, we also launched our first ever Workonomy integrated co-working space within one of our retail locations in Los Gatos, California.

In 2016, we announced the results of a comprehensive business review (the “Comprehensive Business Review”), which included the closure of up to 300 stores in North America over a three-year period, and the reduction of operating and general and administrative expenses through efficiencies and organizational optimization. Under the Comprehensive Business Review, we closed a total of 154 stores (19 in 2018, 63 in 2017 and 72 in 2016). We expect to close approximately 50 additional stores through the end of the program in 2019.

CompuCom Division

The CompuCom Division was formed after our acquisition of CompuCom Systems, Inc. on November 8, 2017. CompuCom provides information technology (“IT”) outsourcing services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including end user computing support, managed IT services, data center monitoring and management, service desk, network infrastructure, IT workforce solutions, mobile device management and cloud services.

CompuCom’s unique capabilities allow us to enhance our service offerings and attract new customers. The minimal overlap between CompuCom’s customer base and the customer base of our Business Solutions and Retail Divisions allows us to capture cross-selling opportunities by offering a full suite of products and services. We are leveraging our approximately 6,000 highly certified CompuCom technicians to serve our extensive small, medium-sized, and large enterprise business customers who require technical support.

Supply Chain

We operate a network of distribution centers (or “DCs”) and crossdock facilities across the United States, Puerto Rico, and Canada, including two DCs which support the operations of CompuCom. Our DCs fulfill customer orders while crossdocks are smaller flow-through facilities where merchandise is sorted for distribution and shipped to fulfill the inventory needs of our retail locations. Our supply chain operations are also supported by a dedicated fleet of over 1,000 transportation vehicles. With our network of DCs, crossdocks, and vehicles, we are capable of providing next-day delivery services for approximately 98.5% of the population in the United States.

We continue to invest in our supply chain network, focusing on further enhancing our capabilities, increasing efficiency and lowering our costs. For example, we have grown our private fleet of transportation vehicles and introduced automated technology and robotics into our DCs and crossdock facilities. We have also installed new software that optimizes our network and allows us greater insight to our supply chain costs, providing us the ability to make better decisions and improve profitability. These investments position us to pursue opportunities beyond our traditional business, including utilizing our supply chain as a logistics service for third parties, including customers.

Table of Content

Excluding the two DCs supporting the CompuCom operations, DC and crossdock facilities’ costs, such as real estate, technology, labor, depreciation and inventory are allocated to the Retail and Business Solutions Divisions based on the relative services provided. For the two DCs supporting the CompuCom operations, these costs are included within the CompuCom Division.

We believe that inventory held in our DCs is at levels sufficient to meet current and anticipated customer needs. Certain purchases are sent directly from the manufacturer to our customers or retail stores. Some supply chain facilities and some retail locations also house sales offices, showrooms, and administrative offices supporting our contract sales channel.

As of December 29, 2018, we operated a total of 56 DCs and crossdock facilities in the United States and Canada. Refer to Item 2. “Properties” for further information.

Out-bound delivery and inbound direct import operations are currently provided by third-party carriers along with our own vehicles.

Merchandising and Services

Our merchandising and services strategy is to meet our customers’ needs by offering a broad selection of nationally branded office supply and adjacency products, as well as our own private branded products and services. The selection of our private branded products has increased in breadth and level of sophistication over time. We currently offer products under such labels, including Office Depot®, OfficeMax®, Foray®, Ativa®, TUL®, Realspace®, WorkPro®, Brenton Studio®, Highmark®, and Grand & Toy®.

We generally classify our product offerings into three categories: (1) supplies, (2) technology, and (3) furniture and other. The supplies category includes products such as paper, writing instruments, office supplies, and cleaning and breakroom supplies. The technology category includes products such as toner and ink, printers, computers, tablets and accessories, and electronic storage. The furniture and other category includes products such as desks, seating, and luggage.

We classify our service offerings into two categories: (1) technology and (2) copy, print, and other. The technology category includes the technology service offerings provided through our CompuCom Division, such as end user computing support, managed IT services, data center monitoring and management, service desk, network infrastructure, IT workforce solutions, mobile device management and cloud services, as well as technology service offerings provided in our retail stores, such as equipment installation and repair. The copy, print, and other category includes offerings such as printing of business cards, banners, documents and promotional products, copying and photo services, managed print and fulfillment services, product and service subscriptions, and sales of third party software, gift cards, warranties, remote support as well as rental income on operating lease arrangements where the Company conveys to its customers the right to use devices and other equipment for a stated period.

Total Company sales by offering were as follows:

	2018	2017	2016
Major products and services categories
Products
Supplies	42.7%	45.0%	46.1%
Technology**	31.5%	34.7%	35.8%
Furniture and other	10.4%	11.3%	10.0%
Services
Technology**	7.9%	1.5%	0.6%
Copy, print, and other	7.5%	7.5%	7.5%
Total	100.0%	100.0%	100.0%

** 2017 includes technology product and services sales of CompuCom subsequent to the acquisition date of November 8, 2017.

We buy substantially all of our merchandise directly from manufacturers, industry wholesalers, and other primary suppliers, and includes direct sourcing of our private branded products from domestic and offshore sources. We enter into arrangements with vendors that can lower our unit product costs if certain volume thresholds or other criteria are met. For additional discussion regarding these arrangements, refer to “Critical Accounting Policies” in Part II — Item 7. “MD&A.”

Table of Content

We operate separate merchandising functions in the United States and Canada. Each function is responsible for selecting, purchasing, managing the product life cycle of our inventory, and managing pricing primarily for retail and direct selling channels. Organizationally, they are aligned under the same Corporate leadership. In recent years, we have increasingly used global offerings across the regions to further reduce our product cost while maintaining product quality.

We operate a global sourcing office in Shenzhen, China, which allows us to better manage our product sourcing, logistics and quality assurance. This office consolidates our purchasing power with Asian factories and, in turn, helps us to increase the scope of our own branded offerings.

Sales and Marketing

We regularly assess consumer shopping behaviors in order to refine our strategy and identify the desired product assortment, shopping environment and purchasing methods. Identifying the most desirable and effective way to reach our customers and allowing them to shop through whichever channel they prefer will continue to be a priority. These efforts have impacted the extent, format and vehicles we use to advertise to and reach customers, our web page design, promotions and product offerings.

Our marketing programs are designed to attract and retain customers, drive frequency of customer visits, and increase customer spend in our stores and websites. We regularly advertise in major newspapers in most of our North American markets. We advertise through local and national radio, network and cable television advertising campaigns, and direct marketing efforts, such as the internet and social networking. We have shifted a meaningful amount of our marketing efforts in recent periods to digital programs that enhance personalized offerings and promote customer satisfaction.

Our customer loyalty and other incentive programs provide our customers with rewards that can be applied towards future purchases or other incentives. These programs enable us to effectively market to our customers and may change as customer preferences shift.

We perform periodic competitive pricing analyses to monitor each market, and prices are adjusted as necessary to further our competitive positioning. We generally target our pricing to be competitive with other resellers of office products and providers of business services and technology solutions.

Our customer acquisition efforts regularly shift to vehicles and formats found to be most productive for reaching the targeted class of customer. We acquire customers through e-mail and social media campaigns, online affiliate connections, on-premises sales calls, outbound sales calls, and catalogs, among others. No single customer accounted for more than 10% of total consolidated sales or receivables in 2018, 2017 or 2016. Additionally, we believe that none of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our consolidated results of operations.

Seasonality

Our business experiences a certain level of seasonality, with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter for the Retail and Business Solutions Divisions. The CompuCom Division generally does not experience notable seasonality. Certain working capital components may build and recede during the year reflecting established selling cycles. Business cycles can and have impacted our operations and financial position when compared to other periods.

Intellectual Property

We currently operate under the brand names Office Depot®, OfficeMax®, CompuCom®, Grand & Toy®, as well as others. We hold trademark registrations domestically and worldwide and have numerous other applications pending worldwide for the names “Office Depot,” “OfficeMax,” “Workonomy”, “TUL,” “Ativa,” “Foray,” “Realspace,” “WorkPro,” “Brenton Studio,” “Highmark” and others. As with all domestic trademarks, our trademark registrations in the United States are for a ten-year period and are renewable prior to their respective expirations, as long as the trademarks are used in the regular course of trade. We also hold issued patents and pending patent applications domestically for certain private brand products, such as shredders, office chairs and writing instruments.

Table of Content

Industry and Competition

We operate in a highly competitive environment. Our Business Solutions and Retail Divisions compete with office supply stores, wholesale clubs, discount stores, mass merchandisers, online retailers, food and drug stores, computer and electronics superstores and direct marketing companies. These companies compete with us in substantially all of our current markets. Increased competition in the office products markets, together with increased advertising, and internet-based search tools, has heightened price awareness among end-users. Such heightened price awareness has led to sales and margin pressure on our sales of office products and has negatively impacted our results. In addition to price, we also compete based on customer service, the quality and extent of product selection and convenience. Other office supply retail companies market similarly to us in terms of store format, pricing strategy, product selection and product availability in the markets where we operate. Some of our competitors are larger than us and have greater financial resources, which provide them with greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively. We anticipate that in the future we will continue to face high levels of competition from these companies.

We believe our robust field sales forces, dedicated customer service associates and the efficiency and convenience for our customers from our combined contract and direct sales distribution channels position our Business Solutions Division well to compete with other business-to-business office products distributors.

We believe our Retail Division competes favorably against competitors based on convenience, location, the quality of our customer service, our store layouts, the range and depth of our merchandise offering and our pricing.

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

Employees

As of January 26, 2019, we had approximately 44,000 employees.

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

Available Information

We make available, free of charge, on the “Investor Relations” section of our website www.officedepot.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file or furnish such materials to the United States Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is http://www.sec.gov.

Additionally, our corporate governance materials, including our bylaws, corporate governance guidelines, charters of the Audit, Compensation, and Corporate Governance and Nominating Committees, and our code of ethical behavior may be found under the “Investor Relations” section of our website, www.officedepot.com.

Table of Content

Our Executive Officers

The following information is provided regarding the executive officers of Office Depot.

N. David Bleisch — Age: 59

Mr. Bleisch was appointed as our Executive Vice President, Chief Legal & Administrative Officer and Corporate Secretary in August 2018. Previously he served as Executive Vice President, Chief Legal Officer and Corporate Secretary from September 2017 to August 2018. Prior to joining us, Mr. Bleisch was Senior Vice President and Chief Legal Officer for The ADT Corporation (“ADT”) from September 2012 through May 2016, where he managed the legal, environmental, health and safety, government affairs and corporate governance matters. Prior to assuming this role, Mr. Bleisch served in several leadership roles at Tyco International before being appointed Vice President and General Counsel of Tyco Security Solutions. Before joining Tyco, Mr. Bleisch was Senior Vice President, General Counsel and Corporate Secretary of The LTV Corporation. Before LTV, Mr. Bleisch was a partner with Jackson Walker LLP. He currently serves on the Board of Directors for the Education Foundation of Palm Beach County.

Stephen R. Calkins — Age: 48

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

Jerri L. DeVard — Age: 60

Ms. DeVard was named our Executive Vice President and Chief Customer Officer in January 2018. In this role, Ms. DeVard leads Customer Service, Marketing and Communications functions, as well as oversees our eCommerce activities. Ms. DeVard joined us in September 2017 as Executive Vice President and Chief Marketing Officer. Prior to joining us, she was Senior Vice President and Chief Marketing Officer for ADT from April 2014 to June 2016,. Prior to ADT, Ms. DeVard held various marketing leadership positions for Nokia, Verizon and Citigroup. She currently serves on the Board of Directors for Under Armour, Inc. and Cars.com.

John W. Gannfors — Age: 53

Mr. Gannfors was appointed as our Executive Vice President, Chief Merchandising and Supply Chain Officer in August 2018. Previously he served as Executive Vice President, Transformation, Strategic Sourcing and Supply Chain from July 2017 to August 2018, and as our Executive Vice President, Transformation and Strategic Sourcing when he joined the Company in April 2017. Prior to joining us, Mr. Gannfors served as Chief Procurement Officer at Lenovo Group Limited, where he spent nearly ten years. Prior to assuming this role, Mr. Gannfors served in various leadership roles at Dell. Mr. Gannfors began his career in Product Management at Lockheed Martin’s Calcomp division, as well as Definicon Systems.

Todd Hale — Age: 46

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

Joseph T. Lower — Age: 52

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

Table of Content

Kevin Moffitt — Age: 45

Mr. Moffitt was appointed as our Executive Vice President, Chief Retail Officer in November 2018. Previously, he served as our Senior Vice President, Chief Retail Officer from January 2018 to November 2018; Chief Digital Officer in 2017; Senior Vice President, eCommerce & Direct Business Unit Leader from 2016 to 2017; and as our Vice President, eCommerce Product Management and Customer Experience from 2012 to 2016. Prior to joining us, he held several leadership roles at Dillards and Crossview.

Gerry P. Smith — Age: 55

Mr. Smith was appointed to serve as our Chief Executive Officer and a Director effective February 27, 2017. Prior to joining us, Mr. Smith was at Lenovo Group Limited (“Lenovo”) since 2006, most recently as Executive Vice President and Chief Operating Officer of Lenovo since 2016 where he was responsible for all operations across Lenovo’s global product portfolio. Prior to assuming this role, also in 2016, Mr. Smith was Executive Vice President and President, Data Center Group. From 2015 to 2016, he served as Chief Operating Officer of the Personal Computing Group and Enterprise Business Group, and from 2013 to 2015 he served as President of the Americas. In these roles, Mr. Smith oversaw Lenovo’s fast-growing enterprise business worldwide and Lenovo’s overall business in the America’s region. Prior to that, Mr. Smith was President, North America and Senior Vice President, Global Operations of Lenovo from 2012 to 2013, and Senior Vice President of Global Supply Chain of Lenovo from 2006 until 2012 where he was responsible for end-to-end supply chain management. Prior to Lenovo, Mr. Smith held a number of executive positions at Dell Inc. from 1994 until 2006, as the company became a global leader in personal computers.

Greg Hoogerland — Age: 60

Mr. Hoogerland was appointed as our President, CompuCom Division in June 2018. Prior to joining us, Mr. Hoogerland held the roles of Chief Customer Officer and Chief Strategy Officer of CompuCom. Prior to joining CompuCom, Mr. Hoogerland served as Executive Vice President and Chief Strategy Officer of Systems Maintenance Services (SMS). Previously, Mr. Hoogerland served as the Vice President of Product Development at SunGard Availability Services, and prior to that, as the Vice President of Central Engineering and Enterprise Management for SunGard Global Services. Mr. Hoogerland began his career in public accounting with BDO Seidman.

Item 1A. Risk Factors.

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to us and our industry could materially impact our business, financial condition, results of operations, cash flows and future performance and results. You should carefully consider the risks described below in our subsequent periodic filings with the SEC. The following risk factors should be read in conjunction with the MD&A and Notes to Consolidated Financial Statements in the Annual Report.

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

Table of Content

Because our business and the business of acquired companies may differ operationally, we may not be able to effectively manage or oversee the operations of the acquired company’s business smoothly or successfully and the process of achieving expected revenue growth and cost synergies may take longer than expected. If we are unable to successfully manage the operations of the acquired company’s business, we may be unable to realize the revenue growth, cost synergies and other anticipated benefits we expect to achieve as a result of the acquisition.

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

In addition, the CompuCom Division operates in an environment that is highly competitive, rapidly evolving and subject to shifting client needs and expectations. We compete with companies that provide IT services and outsourcing, as well as companies that sell IT related products. If we are unable to: (i) provide technology solutions and services that meet consumer needs; (ii) continuously stock products that are up-to-date and among the latest trends in the rapidly changing technological environment; (iii) differentiate ourselves from other retailers who sell similar products; and (iv) effectively compete, our sales and financial performance could be negatively impacted.

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

Failure to attract and retain qualified personnel could have an adverse impact on our business.

Our performance is highly dependent on attracting, retaining and engaging appropriately qualified employees in our stores, service centers, distribution centers, field and corporate offices. The market for qualified employees, with the right talent and competencies, is highly competitive. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers, availability of qualified personnel and our ability to offer appropriate compensation packages. We operate in a competitive labor market and there is a risk that market increases in compensation could have a material adverse effect on our profitability. Failure to recruit or retain qualified employees in the future

Table of Content

may impair our efficiency and effectiveness and our ability to pursue growth opportunities. In addition, a significant amount of turnover of our executive team or other employees in key positions with specific knowledge relating to us, our operations and our industry, may negatively impact our operations.

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

We have instituted safeguards for the protection of such information and invested considerable resources, including insurance to cover cyber liabilities, in protecting our systems. These security measures may be compromised as a result of third-party security breaches, burglaries, cyber-attack, errors by employees or employees of third-party vendors, faulty password management, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems and those of our vendors and unaffiliated third-parties are entirely free from vulnerability to attack or compromise given that the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently. During the normal course of our business, we have experienced and we expect to continue to experience attempts to breach our systems, none of which has been material to the Company to date, and we may be unable to protect sensitive data and the integrity of our systems or to prevent fraudulent purchases. We are also subject to data privacy and security laws and regulations, the number and complexity of which are increasing globally, and despite compliance efforts may be the subject of enforcement or other legal actions. Moreover, an alleged or actual security breach that affects our systems or results in the unauthorized release of personally identifiable information could:

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

Table of Content

We do a significant amount of business with government entities, various purchasing consortiums, and through sole- or limited- source distribution arrangements, and loss of this business could negatively impact our results.

One of our largest customer groups consists of various governmental entities, government agencies and non-profit organizations, such as purchasing consortiums. Contracting with U.S. state and local governments is highly competitive, subject to federal and state procurement laws, requires more restrictive contract terms and can be expensive and time-consuming. Bidding such contracts often requires that we incur significant upfront time and expense without any assurance that we will win a contract. Our ability to compete successfully for and retain business with federal, state and local governments is highly dependent on cost-effective performance. Our business with governmental entities and agencies is also sensitive to changes in national and international priorities and their respective budgets, which in the current economy continue to decrease. We also service a substantial amount of business through agreements with purchasing consortiums and other sole- or limited-source distribution arrangements. If we are unsuccessful in retaining these customers, or if there is a significant reduction in sales under any of these arrangements, it could adversely impact our business and results of operations.

Macroeconomic conditions have had and may continue to adversely affect our business and financial performance.

Our operating results and performance depend significantly on economic conditions and their impact on business and consumer spending. In the past, the decline in business and consumer spending has caused our comparable retail store sales to decline from prior periods. Our business and financial performance may continue to be adversely affected by current and future economic conditions, including, without limitation, the level of consumer debt, high levels of unemployment, higher interest rates and the ability of our customers to obtain credit, which may cause a continued or further decline in business and consumer spending.

Product safety and quality concerns could have a material adverse impact on our revenue and profitability.

If the products we sell fail to meet applicable safety standards or our customers' expectations regarding safety and quality, we could be exposed to increased legal risk and our reputation may be damaged. Failure to take appropriate actions in relation to product recalls could lead to breaches in laws and regulations and leave us susceptible to government enforcement actions or private litigation. Recalls of products, particularly when combined with lack of available alternatives or our difficulty in sourcing sufficient volumes of replacement products, could also have a material adverse impact on our revenue and profitability.

Increases in fuel and other commodity prices could have an adverse impact on our earnings.

We operate a large network of retail stores, delivery centers, and delivery vehicles. As such, we purchase significant amounts of fuel needed to transport products to our stores and customers as well as shipping costs to import products from overseas. While we may hedge our anticipated fuel purchases, the underlying commodity costs associated with this transport activity may be volatile and disruptions in availability of fuel could cause our operating costs to rise significantly to the extent not covered by our hedges. Additionally, other commodity prices, such as paper, may increase and we may not be able to pass along such costs to our customers. Fluctuations in the availability or cost of our energy and other commodity prices could have a material adverse effect on our profitability.

Our business may be adversely affected by the actions of and risks related to the activities of our third-party vendors.

We purchase products for resale under credit arrangements with our vendors and have been able to negotiate payment terms that are approximately equal in length to the time it takes to sell the vendor’s products. When the global economy is experiencing weakness as it has in the past, vendors may seek credit insurance to protect against non-payment of amounts due to them. If we experience declining operating performance and severe liquidity challenges, vendors may demand that we accelerate our payment for their products or require cash on delivery, which could have an adverse impact on our operating cash flow and result in severe stress on our liquidity. Borrowings under our existing credit facility could reach maximum levels under such circumstances, causing us to seek alternative liquidity measures, but we may not be able to meet our obligations as they become due until we secure such alternative measures.

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

Table of Content

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

We also engage key third-party business partners to support various functions of our business, including but not limited to, information technology, web hosting and cloud-based services, human resource operations, customer loyalty programs, gift cards, customer warranty, delivery and installation, technical support, transportation and insurance programs. Any material disruption in our relationship with key third-party business partners or any disruption in the services or systems provided or managed by third parties could impact our revenues and cost structure and hinder our operations, particularly if a disruption occurs during peak revenue periods.

Disruption of global sourcing activities, evolving foreign trade policy (including tariffs imposed on certain foreign made goods) and our own brands’ quality concerns could negatively impact brand reputation and earnings.

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

We purchase and source products from a wide variety of suppliers, including from suppliers overseas, particularly in China. As a consequence, trade restrictions, including new or increased tariffs, quotas, embargoes, sanctions, safeguards and customs restrictions, could increase our cost of goods sold or reduce the supply of the products available to us. There is no assurance that any such increased costs could be passed on to our customers, or that we could find alternative products from other sources at comparable prices. To the extent that we are subject to more challenging regulatory environments and enhanced legal and regulatory requirements, such exposure could have a material adverse effect on our business, including the added cost of increased compliance measures that we may determine to be necessary.

On September 18, 2018, the Office of the U.S. Trade Representative announced that the current U.S. Administration would impose a 10% tariff on approximately $200 billion worth of imports from China into the U.S. effective September 24, 2018, which was expected to increase to 25% starting January 1, 2019. On December 19, 2018, the U.S. Trade representative announced a modification to the effective date of the 25% tariffs on China goods from January 1, 2019 to March 2, 2019. We are evaluating the potential impact of the effective and proposed tariffs as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants. While it is too early to predict how these changes in foreign trade policy and any recently enacted, proposed and future tariffs on products imported by us from China will affect our business, these changes could negatively impact our business and results of operations if they seriously disrupt the movement of products through our supply chain or increase their cost. In addition, while we may be able to shift our sourcing options, executing such a shift would be time consuming and would be difficult or impracticable for many products and may result in an increase in our manufacturing costs. Substantial regulatory uncertainty exists regarding foreign trade and trade policy, both in the United States and abroad. The adoption and expansion of trade restrictions, retaliatory tariffs, or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and/or the U.S. economy, which in turn could adversely impact our results of operations and business.

A downgrade in our credit ratings or a general disruption in the credit markets could make it more difficult for us to access funds, refinance indebtedness, obtain new funding or issue securities.

While merger- and restructuring-related costs have been significant between 2013 and 2018, historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide the liquidity we need to operate our business. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through capital improvements and acquisitions. Deterioration in our financial results or the impact of significant merger, integration and restructuring costs could negatively impact our credit ratings, our liquidity and our access to the capital markets. If we need to refinance all or a portion of that indebtedness, there is no assurance that we will be able to secure such refinancing at the same or more favorable terms than the terms of our existing indebtedness.

Table of Content

Covenants in our credit facility and term loan could adversely impact our operations.

Our asset-based credit facility contains a fixed charge coverage ratio covenant that is operative only when borrowing availability is below $125 million or prior to a restricted transaction, such as incurring additional indebtedness, acquisitions, dispositions, dividends, or share repurchases if we do not have the required liquidity. The agreement governing our credit facility (the “Amended Credit Agreement” as defined in Note 11, “Debt,” of the Consolidated Financial Statements) also contains representations, warranties, affirmative and negative covenants, and default provisions. A breach of any of these covenants could result in a default under our Amended Credit Agreement. Upon the occurrence of an event of default under our Amended Credit Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, we may not have sufficient assets to repay our asset based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Acceleration of our obligations under our credit facilities would permit the holders of our other material debt to accelerate their obligations.

In addition, the CompuCom acquisition was funded, in part, with a $750 million term loan facility. In November 2018, we executed the First Amendment to the Term Loan Credit Agreement to reduce the applicable interest rate from LIBOR plus 7.00% to LIBOR plus 5.25%. In connection with the applicable interest rate reduction, we made a voluntary repayment under the Term Loan Credit Agreement of $194 million. This Term Loan Credit Agreement (as defined in Note 11, “Debt,” of the Consolidated Financial Statements) contains representations and warranties, events of default, and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends subject to compliance with an annual limit, repurchase common stock, create liens, incur additional indebtedness, make investments, dispose of assets, and merge or consolidate with any other person. In addition, a minimum liquidity maintenance covenant, requiring us and our restricted subsidiaries to retain unrestricted cash, cash equivalents, and availability under our Amended Credit Agreement in an aggregate amount of at least $400 million, will apply at any time that our senior secured leverage ratio under the agreement is greater than 1.50:1.00 as calculated quarterly. At December 29, 2018, our senior secured leverage ratio was 0.99:1.00 and the Company was in compliance with the agreement.

We have incurred significant impairment charges and we continue to incur impairment charges.

We regularly assess past performance and make estimates and projections of future performance at an individual store level. Reduced sales, our shift in strategy to be less price promotional, as well as competitive factors and changes in consumer spending habits resulted in a downward adjustment of anticipated future cash flows for the individual stores that resulted in the impairment. We foresee challenges in the market and economy that could adversely impact our operations. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if we commit to a more aggressive store downsizing strategy, including allocating capital to further modify store formats, additional impairment charges may result. We have also recognized non-cash asset impairment charges from the abandonment of assets identified as not to be used in the post-OfficeMax merger organization and from certain lease-related intangible assets that were deemed unrecoverable based on the Comprehensive Business Review. Additional asset impairments may be recognized based on future decisions and conditions.

Changes in the numerous variables associated with the judgments, assumptions and estimates we make, in assessing the appropriate valuation of our goodwill and other intangible assets of our reporting units, including changes resulting from macroeconomic, or disposition of components within reporting units, could in the future require a reduction of goodwill and recognition of related non-cash impairment charges. If we were required to further impair our store assets, our goodwill or intangible assets of our reporting units, it could have a material adverse effect on our business and results of operations.

Our quarterly operating results are subject to fluctuation due to the seasonality of our business.

Our business experiences a certain level of seasonality with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter. As a result, our operating results have fluctuated from quarter to quarter in the past, with sales and profitability being generally stronger in the second half of our fiscal year than the first half of our fiscal year. Factors that could also cause these quarterly fluctuations include: the pricing behavior of our competitors; the types and mix of products sold; the level of advertising and promotional expenses; severe weather; macroeconomic factors that affect consumer confidence and spending; and the other risk factors described in this section. Most of our operating expenses, such as occupancy costs and associate salaries, are not variable, and so short term adjustments to reflect quarterly results are difficult. As a result, if sales in certain quarters are significantly below expectations, we may not be able to proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have an adverse effect on our net income for the quarter.

Table of Content

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

As part of the sale of our business in Europe, we have retained responsibility for the defined benefit plan covering certain employees in the United Kingdom. While the plan was in a net asset position at the end of 2018, changes in assumptions and actual experience could result in that plan being considered underfunded in the future. Additionally, we have agreed to make contributions to the plan as required by the trustees. Financial performance of the plan and future valuation assumptions could materially change the expected payments. In addition, as part of the sale transaction, the purchaser shall indemnify and hold us harmless in connection with any guarantees in place as of September 23, 2016, and given by us in respect of the liabilities or obligations of the European business. Further, if the purchaser wishes to terminate any such guarantee or cease to comply with any underlying obligation which is subject to such a guarantee, the purchaser shall obtain an unconditional and irrevocable release of the guarantee. However, we are contingently liable in the event of a breach by the purchaser of any such obligation.

In connection with OfficeMax’s sale of its paper, forest products and timberland assets in 2004, OfficeMax agreed to assume responsibility for certain liabilities of the businesses sold. These obligations include liabilities related to environmental, asbestos, health and safety, tax, litigation and employee benefit matters. Some of these retained liabilities could turn out to be significant, which could have an adverse effect on our results of operations. Our exposure to these liabilities could harm our ability to compete with other office products distributors who would not typically be subject to similar liabilities.

Changes in tax laws in any of the jurisdictions in which we operate can cause fluctuations in our overall tax rate impacting our reported earnings.

Our tax rate is derived from a combination of applicable tax rates in the various domestic and international jurisdictions in which we operate. While we have disposed of the majority of our international businesses, we remain subject to international taxes in other businesses. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in these jurisdictions, our overall tax rate may fluctuate significantly from other companies or even our own past tax rates. In addition, changes in applicable U.S. or foreign tax laws and regulations, including the Tax Cuts and Jobs Act of 2017, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense and profitability. At any given point in time, we base our estimate of an annual effective tax rate upon a calculated mix of the tax rates applicable to us and to estimates of the amount of income likely to be generated in any given geography. The loss of or modification to one or more agreements with taxing jurisdictions, whether as a result of a third party challenge, negotiation, or otherwise, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate, changes in valuation allowances, or adverse outcomes from the tax audits that regularly are in process in any of the jurisdictions in which we operate could result in substantial volatility, including an unfavorable change in our overall tax rate and/or our effective tax rate.

We are subject to legal proceedings and legal compliance risks.

We are involved in various legal proceedings, which from time to time may involve class action lawsuits, state and federal governmental inquiries, audits and investigations, environmental matters, employment, tort, state false claims act, consumer litigation and intellectual property litigation. At times, such matters may involve directors and/or executive officers. Certain of these legal proceedings, including government investigations, may be a significant distraction to management and could expose our Company to significant liability, including settlement expenses, damages, fines, penalties, attorneys’ fees and costs, and non-monetary sanctions, including suspensions and debarments from doing business with certain government agencies, any of which could have a material adverse effect on our business and results of operations. For a description of our legal proceedings, refer to Note 17, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.

Our international operations subject us to risks as foreign currency fluctuations, potential unfavorable foreign trade policies or unstable political and economic conditions.

We have operations in Canada, Mexico, India, Costa Rica and certain global sourcing operations in Asia. In fiscal year 2018, sales from our operations in Canada represented approximately 4% of our total sales, and sales from our operations in the other foreign countries represented less than 1% of our total sales in the aggregate. Sales from our operations in these countries are denominated in local currency, which must be translated into U.S. dollars for reporting purposes and therefore our consolidated earnings can be impacted by fluctuations in world currency markets. We are required to comply with laws and regulations in Canada, Mexico, India, Costa Rica and Asia that may differ substantially from country to country, requiring significant management attention and cost.

Table of Content

Changes in the regulatory environment and violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws may negatively impact our business.

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

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with all anti-bribery laws. However, we operate in certain countries that are recognized as having governmental and commercial corruption. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on our business and results of operations.

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

Catastrophic events could adversely affect our operating results.

The risk or actual occurrence of various catastrophic events could have a material adverse effect on our financial performance. Such events may be caused by, for example:

•	natural disasters or extreme weather events;
•	diseases or epidemics that may affect our employees, customers or partners;
•	floods, fire or other catastrophes affecting our properties; or
•	terrorism, civil unrest or other conflicts.

Such events can adversely affect our work force and prevent employees and customers from reaching our stores and properties and can disrupt or disable portions of our supply chain and distribution network.  They can also affect our information systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders. As a consequence of these or other catastrophic events, we may endure interruption to our operations or losses of property, equipment or inventory, which would adversely affect our revenue and profitability.

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

Table of Content

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

Decisions regarding dividends are within the discretion of the Board of Directors, and depend on a number of factors, including general business and economic conditions, our financial condition, operating results and restrictions imposed by our debt agreements, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Changes in, or the elimination of dividends could have an adverse effect on the price of our common stock.

Our common stock price has been and may continue to be subject to volatility, and shareholders could incur substantial losses of any investment in our common stock.

Our common stock price has experienced volatility over time and this volatility may continue, in part due to factors mentioned in this Item 1A. As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their original purchase price.

Item 1B. Unresolved Staff Comments.

None.

Table of Content

Item 2. Properties.

As of December 29, 2018, our wholly-owned entities operated, as part of continuing operations, in the following locations:

STORES

Retail and CompuCom Divisions (United States)

State	#	State	#
Alabama	27	Montana	4
Alaska	5	Nebraska	9
Arizona	34	Nevada	21
Arkansas	12	New Jersey	4
California	138	New Mexico	11
Colorado	45	New York	17
District of Columbia	1	North Carolina	47
Florida	142	North Dakota	4
Georgia	60	Ohio	47
Hawaii	8	Oklahoma	16
Idaho	8	Oregon	21
Illinois	56	Pennsylvania	17
Indiana	24	Puerto Rico	11
Iowa	8	South Carolina	20
Kansas	11	South Dakota	3
Kentucky	15	Tennessee	33
Louisiana	37	Texas	167
Maine	1	Utah	12
Maryland	18	U.S. Virgin Islands	2
Massachusetts	5	Virginia	38
Michigan	36	Washington	38
Minnesota	34	West Virginia	5
Mississippi	19	Wisconsin	34
Missouri	34	Wyoming	2
		Total Retail	1,361
		CompuCom	3
		TOTAL	1,364

Table of Content

The supply chain facilities which we operate in the continental United States and Puerto Rico support our Retail, Business Solutions and CompuCom Divisions and the facilities in Canada support our Business Solutions and CompuCom Divisions. The following tables set forth the locations of our principal supply chain facilities as of December 29, 2018.

DCs and Crossdock Facilities

State	#	State	#
Arizona	1	New Jersey	1
California	4	New Mexico	1
Colorado	1	North Carolina	1
Florida	3	North Dakota	1
Georgia	3	Ohio	2
Hawaii	6	Oklahoma	1
Idaho	1	Pennsylvania	2
Illinois	3	Puerto Rico	1
Kansas	1	Texas	3
Maine	1	Washington	2
Minnesota	1	Wisconsin	4
Mississippi	1	Total United States	45
		Canada	11
		TOTAL	56

Our principal corporate headquarters in Boca Raton, FL consists of three interconnected buildings of approximately 625,000 square feet and our corporate office in Fort Mill, SC consists of approximately 152,000 square feet of office space. These facilities are considered to be in good condition, adequate for their purpose and suitably utilized according to the individual nature and requirements of the relevant operations. Although we currently own our corporate office in Boca Raton, FL, as well as a small number of our retail store locations, most of our facilities are leased or subleased. Additional information regarding our operating leases and leasing arrangements is available in Note 1. Summary of Significant Accounting Policies and Note 12. Leases of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings.

For a description of our legal proceedings, refer to Note 17, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

Table of Content

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP.

Holders

As of the close of business on February 18, 2019, there were 7,939 holders of record of our common stock.

Cash Dividend

Prior to July 2016, we had never declared or paid cash dividends on our common stock. Beginning in the third quarter of fiscal 2016, our Board of Directors declared and paid cash dividends on our common stock.

The timing, declaration and payment of future dividends to holders of our common stock fall within the discretion of our Board of Directors and will depend on our operating results, earnings, financial condition, the capital requirements of our business and other factors. Payment of dividends are permitted under our existing term loan facility up to the lesser of $70 million or $0.10 per share per calendar year, and are also permitted under our existing credit facilities if we continue to meet the minimum liquidity or fixed charge ratio but may be limited if we do not meet the necessary requirements.

For additional information about cash dividends declared and paid in 2018, refer to “Liquidity and Capital Resources” in Part II — Item 7. “MD&A” of this Annual Report.

Issuer Purchases of Equity Securities

In May 2016, our Board of Directors authorized a stock repurchase program of up to $100 million of our outstanding common stock. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. In July 2016, the Board of Directors authorized an increase to the current stock repurchase program from $100 million to $250 million. The current authorization expired on December 31, 2018. In November 2018, the Board of Directors approved a new stock repurchase program of up to $100 million of our outstanding common stock effective January 1, 2019, which extends until the end of 2020 and may be suspended or discontinued at any time. Our ability to repurchase our common stock is subject to terms of our Term Loan Credit Agreement.

The following table summarizes our common stock repurchases during the fourth quarter of 2018.

				Approximate Dollar
				Value of Shares that
			Total Number of	May Yet Be
	Total		Shares Purchased as	Purchased Under
	Number		Part of a Publicly	the Repurchase
	of Shares	Average	Announced Plan or	Programs
	Purchased	Price Paid	Program	(In millions)
Period	(In thousands)	per Share	(In thousands)	(a)
September 30 — October 27, 2018	2,614	$2.89	2,614	$34
October 28 — November 24, 2018	1,622	$2.89	1,622	$29
November 25 — December 29, 2018	1,620	$2.93	1,620	$24
Total	5,856	$2.90	5,856

(a)

On December 31, 2018, the current stock repurchase authorization expired. The Board of Directors authorized $100 million for additional purchases under the new stock repurchase program effective January 1, 2019.

Table of Content

The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances.

We made no repurchases of common stock during the first quarter of fiscal 2018. We purchased approximately 3 million, 5 million and 6 million shares during the second, third and fourth quarters of fiscal 2018, respectively, at an average weighted price of $2.79 per common share. For the year 2018, we purchased approximately 14 million common shares for total consideration of $39 million. On December 31, 2018, the current stock repurchase authorization expired. The Board of Directors authorized $100 million for additional purchases under the new stock repurchase program effective January 1, 2019.

Office Depot Stock Comparative Performance Graph

The information contained in this Office Depot Comparative Performance Graph section shall not be deemed to be filed as part of this Annual Report and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate the graph by reference.

The following graph compares the five-year cumulative total shareholder return on our common stock with the cumulative total returns of the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s Specialty Stores Index (“S&P Specialty Stores”) of which we are a component of each Index.

The graph assumes an investment of $100 at the close of trading on December 28, 2013 the last trading day of fiscal year 2013, in our common stock, the S&P 500 and the S&P Specialty Stores.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Office Depot, Inc., the S&P 500 Index

and the S&P Specialty Stores Index

*$100 invested on 12/28/13 in stock or 12/31/13 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2019 Standard & Poor’s, a division of S&P Global. All rights reserved.

	12/28/13	12/27/14	12/26/15	12/31/16	12/30/17	12/29/18
Office Depot, Inc.	100.00	170.33	107.90	88.14	70.71	52.20
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P Specialty Stores	100.00	110.94	93.27	93.78	94.00	91.74

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Table of Content

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 29, 2018. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Part IV — Item 15. “Exhibits and Financial Statement Schedules” and Part II — Item 7. “MD&A” of this Annual Report.

We have accounted for the disposition of substantially all of the business formerly presented as the International Division as discontinued operations in all periods. The disposition is complete in 2018, and there are no further discontinued operations at December 29, 2018. We have included the amounts associated with our acquired businesses from their dates of acquisition.

(In millions, except per share amounts and statistical data)	2018 (1)(2)	2017 (3)	2016 (4)	2015	2014
Statements of Operations Data:
Sales (1)	$11,015	$10,240	$11,021	$11,727	$12,710
Net income (loss) from continuing operations (2)(3)(5)(6)(7)	$99	$146	$679	$92	$(293)
Discontinued operations, net of tax	$5	$35	$(150)	$(84)	$(59)
Net income (loss)	$104	$181	$529	$8	$(352)
Net income (loss) attributable to Office Depot, Inc. (2)(3)(5)(6)(7)	$104	$181	$529	$8	$(354)
Net income (loss) available to common shareholders (2)(3)(5)(6)(7)	$104	$181	$529	$8	$(354)
Net earnings (loss) per share:
Basic earnings (loss) per common share:
Continuing Operations	$0.18	$0.28	$1.26	$0.17	$(0.55)
Discontinued Operations	$0.01	$0.07	$(0.28)	$(0.15)	$(0.11)
Net basic earnings (loss) per share	$0.19	$0.35	$0.98	$0.01	$(0.66)
Diluted earnings (loss) per common share:
Continuing Operations	$0.18	$0.27	$1.24	$0.16	$(0.55)
Discontinued Operations	$0.01	$0.06	$(0.27)	$(0.15)	$(0.11)
Net diluted earnings (loss) per share	$0.19	$0.34	$0.96	$0.01	$(0.66)
Cash dividends declared per common share	$0.10	$0.10	$0.05	$—	$—
Statistical Data:
Facilities open at end of period:
United States:
Retail and technology stores	1,364	1,394	1,441	1,564	1,745
Distribution centers and crossdock facilities	45	40	28	33	66
Other (8):
Distribution centers and crossdock facilities	11	11	10	12	12
Total square footage — Retail and CompuCom Divisions (in millions)	30.3	31.1	32.4	35.4	39.6
Percentage of sales by segment:
Business Solutions Division	48.0%	49.9%	49.0%	48.7%	47.9%
Retail Division	42.1%	48.5%	50.8%	51.2%	52.0%
CompuCom Division (3)	9.9%	1.5%	—	—	—
Other	0.1%	0.1%	0.2%	0.1%	0.1%
Balance Sheet Data:
Total assets	$6,166	$6,323	$5,540	$6,442	$6,757
Long-term debt, net of current maturities	690	936	358	628	662

(1)

We adopted the new revenue standard on the first day of fiscal 2018. The adoption of the new revenue standard resulted in a reduction in our total sales of $53 million in 2018. Refer to Refer to Part II — Item 7. “MD&A” and Note 1. “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements located in Part IV — Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report for additional information.

(2)

During fiscal year 2018, we completed seven business acquisitions, six of which consist of small independent regional office supply distribution businesses in the United States, and one is an enterprise IT solutions integrator and managed services provider. The operating results of these companies are combined with our operating results subsequent to their purchase dates. Sales in our Business Solutions and CompuCom Divisions in 2018 include $80 million and $25 million, respectively, from these acquisitions. Additionally, fiscal year 2018 Net income, Net income attributable to Office Depot, Inc., and Net income available to common shareholders include $7 million of asset impairment charges, $72 million of Merger and restructuring expenses, net, $25 million of legal expense accrual, and $15 million of loss on modification of debt. Refer to Part II — Item 7. “MD&A” and Note 2. “Acquisitions,” of the Consolidated Financial Statements located in Part IV — Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report for additional information.

Table of Content

(3)

In 2017, we acquired CompuCom and four small independent regional office supply distribution businesses in the United States. The operating results of these companies are combined with our operating results subsequent to their purchase dates. Sales in our Business Solutions and CompuCom Divisions in 2017 include $49 million and $156 million, respectively, from these acquisitions. Additionally, fiscal year 2017 Net income, Net income attributable to Office Depot, Inc., and Net income available to common shareholders include $4 million of asset impairment charges and $94 million of Merger and restructuring expenses, net. Refer to Part II — Item 7. “MD&A” and Note 2. “Acquisitions,” of the Consolidated Financial Statements located in Part IV — Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report for additional information.

(4)	Includes 53 weeks in accordance with our 52 — 53 week reporting convention. All other years presented in the table consisted of 52 weeks.
(5)

Fiscal year 2016 Net income (loss), Net income attributable to Office Depot, Inc., and Net income available to common shareholders include $15 million of asset impairment charges, $80 million of Merger and restructuring income, net, including $250 million received from Staples as the Termination Fee, $15 million of loss on extinguishment of debt, and the reversal of $382 million of valuation allowances on deferred tax assets. Refer to Part II — Item 7. “MD&A” for additional information.

(6)

Fiscal year 2015 Net income (loss), Net income attributable to Office Depot, Inc., and Net income available to common shareholders include $13 million of asset impairment charges and $242 million of Merger and restructuring expenses, net.

(7)

Fiscal year 2014 Net income (loss), Net income attributable to Office Depot, Inc., and Net income available to common shareholders include $56 million of asset impairment charges, $334 million of Merger and restructuring expenses, net, and $81 million of Legal expense accrual.

(8)	Includes Canadian distribution centers and crossdock facilities.

Table of Content

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

RESULTS OF OPERATIONS

OVERVIEW

The Company

We are a leading provider of business services and supplies, products and technology solutions through our fully integrated business-to-business (“B2B”) distribution platform of 1,361 retail stores, online presence, and dedicated sales professionals and technicians to retail consumers and small, medium and enterprise businesses. Through our banner brands Office Depot®, OfficeMax®, CompuCom® and Grand&Toy®, we offer our customers the tools and resources they need to focus on their passion of starting, growing and running their business.

At December 29, 2018, our operations are organized into three reportable segments (or “Divisions”):  Business Solutions Division, Retail Division and CompuCom Division.

The Business Solutions Division or BSD provides customers with office supply products and services in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada through dedicated sales forces, catalogs, telesales, and electronically through our Internet websites.

The Retail Division includes our chain of retail stores in the United States, Puerto Rico and the U.S. Virgin Islands where we sell office supplies, technology products and solutions, business machines and related supplies, print, cleaning, breakroom supplies and facilities products, and furniture. In addition, our Retail Division offers a range of business-related services targeted to small businesses, technology support services as well as printing, copying, mailing and shipping services.

The CompuCom Division was formed during the fourth quarter of 2017 as a result of the acquisition of CompuCom Systems, Inc. (“CompuCom”). The CompuCom Division provides information technology (“IT”) outsourcing services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including end user computing support, managed IT services, data center monitoring and management, service desk, network infrastructure, IT workforce solutions, mobile device management and cloud services.

Acquisitions

Over the last two years, we have been undergoing a strategic transformation to pivot Office Depot into an integrated B2B distribution platform, with the objective of expanding our product offerings to include value-added services for our customers and capture greater market share.

As part of this transformation, we acquired CompuCom in 2017 and an enterprise IT solutions integrator and managed services provider in 2018. The latter gives us access to a platform for selling or providing Internet of Things (“IoT”) related hardware and projects to the education market. IoT refers to the connection of intelligent systems and devices to allow them to automatically share information so that systems and devices work intelligently together to develop and enhance solutions and reduce human intervention.

To strengthen our core operations, over the last two years we have also expanded the reach of our distribution network by identifying and acquiring profitable regional office supply distribution businesses serving small and mid-market customers in geographic areas that were previously underserved by our network. This has allowed, and will continue to allow, for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

The aggregate total purchase consideration, including contingent consideration, for the seven acquisitions completed in 2018 was approximately $114 million, subject to certain customary post-closing adjustments. The aggregate purchase price was primarily funded with cash on hand, with the remainder consisting of contingent consideration estimated to be $28 million, the majority of which will be paid in the first quarter of 2019.

The operating results of these companies are combined with our operating results subsequent to their purchase dates. The operating results of the office supply distribution businesses we acquired are included in the Business Solutions Division segment, whereas the operating results of CompuCom and the enterprise IT solutions integrator and managed services provider are included in the CompuCom Division. Refer to Note 2. “Acquisitions” in the Notes to Consolidated Financial Statements for additional information.

Table of Content

Disposition of the International Division — Discontinued Operations

In September 2016, our Board of Directors approved a plan to sell substantially all of our international operations, formerly reported as the International Division through four disposal groups (Europe, South Korea, Australia and New Zealand (“Oceania”) and mainland China).

On December 31, 2016, we completed the sale of our business in Europe (the “European Business”) to The AURELIUS Group (the “Purchaser”) and recorded a pre-tax loss on sale of $108 million in 2016. We recorded approximately $8 million of additional costs associated with the sale during 2017. We retained the assets and obligations of a frozen defined benefit pension plan in the United Kingdom.

We completed the sale of our business in South Korea on April 26, 2017, and recognized a pre-tax gain on the sale of $12 million. Additionally, we completed the sale of our business in mainland China on July 28, 2017, and recognized a cumulative loss of $9 million associated with the sale, of which $10 million was recognized in the first half of 2017 and was partially offset by a $1 million gain recognized at the time of sale. We retained the sourcing and trading operations of the former International Division, which are presented as Other in Note 5. “Segment Information” in the Notes to Consolidated Financial Statements.

We completed the sale of our businesses in Australia on February 5, 2018, and recognized a pre-tax loss on the sale of $1 million. Additionally, we completed the sale of our business in New Zealand on May 4, 2018, and recognized a pre-tax loss on the sale of $3 million. With the sale of this last disposal group, the sale of the International Operations is complete, and there are no further discontinued operations at December 29, 2018.

Refer to Note 18. “Discontinued Operations” in the Notes to Consolidated Financial Statements for additional information.

Overview of 2018 Consolidated Results from Continuing Operations and Liquidity

The following summarizes the more significant factors impacting our operating results from continuing operations for the 52-week period ended December 29, 2018 (also referred to as “2018”) and the 52-week period ended December 30, 2017 (also referred to as “2017”) as well as our liquidity in 2018 and 2017.

Our consolidated sales were 8% higher in 2018 compared to 2017 mostly as a result of including our CompuCom Division’s sales for the full year in 2018. Our Business Solutions Division also contributed higher sales of $174 million, which represented an improvement from the prior year of 3% primarily from acquisitions. These revenue increases were partially offset by lower sales in our Retail Division, which decreased 6% year-over-year from lower comparable store sales and store closures.

(In millions)	2018	2017	Change
Sales
Business Solutions Division	$5,282	$5,108	3%
Retail Division	4,641	4,962	(6)%
Change in comparable store sales			(4)%
CompuCom Division **	1,086	156	N/A
Other	6	14	(57)%
Total	$11,015	$10,240	8%

**

We formed the CompuCom Division as a result of our acquisition of CompuCom on November 8, 2017. The 2017 amount represents sales from the acquisition date of November 8, 2017 through the end of fiscal 2017.

Table of Content

Product sales remained flat in 2018 compared to 2017, while service revenues grew 84%. Higher service revenues were driven primarily by the acquisition of CompuCom. Service revenues in 2018 were also impacted by the adoption of the new revenue recognition accounting standard, which negatively affected the comparability of service revenues by $57 million year-over-year. Refer to Note 1. “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional information. Excluding our CompuCom Division and the impact of adopting the new revenue recognition accounting standard, service revenues grew 13% as a result of our strategic efforts to expand the array of enterprise and consumer service offerings. The primary drivers of our year-over-year growth in service revenues, excluding the CompuCom acquisition, include higher demand for our managed print and fulfillment services, and the expansion of our service and product subscriptions, with more than one million new subscriptions in 2018 generating over $100 million in sales. On a consolidated basis, services represent approximately 15% and 9% of our total sales in 2018 and 2017, respectively.

(In millions)	2018	2017	Change
Sales
Products	$9,322	$9,320	0%
Services	1,693	920	84%
Total	$11,015	$10,240	8%

Other Significant Factors Impacting Total Company Results and Liquidity

•

Total gross profit increased by $90 million or 4% in 2018 compared to 2017 primarily due to acquisitions, partially offset by a decrease in gross profit from lower sales in our retail stores. Total gross margin was approximately 80 basis points lower in 2018 compared to 2017 primarily attributable to store and supply chain deleverage.

•

Total selling, general and administrative expenses increased by $157 million in 2018 compared to 2017. The increase reflects $286 million associated with the acquired businesses, partially offset by $129 million related to retail stores closures, lower payroll expenses, operational efficiencies and synergies. As a percentage of sales, total selling, general and administrative expenses remained flat in 2018 when compared to 2017.

•

We recorded $72 million of Merger and restructuring expenses, net in 2018 compared to $94 million in 2017. Merger and restructuring expense in 2018 includes $46 million of severance, retention, transaction and integration costs associated with our acquisition of CompuCom and the other businesses, $10 million of expenses related to OfficeMax merger activities, which were completed in 2018, $11 million of expenses associated with our strategic transformation plan, and $5 million of expenses associated with our Comprehensive Business Review program. Refer to Note 3. “Merger and Restructuring Activity” in the Notes to Consolidated Financial Statements for additional information.

•

We recorded a $25 million legal expense accrual in the fourth quarter of 2018 in connection with certain settlement discussions we have undertaken with the Federal Trade Commission in the quarter. Refer to Note 17, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for additional information.

•

Our effective tax rate of 37% in 2018 reflects the lowered Federal marginal tax rate of 21% as well as a mix of income and losses across US and non-US jurisdictions.  In addition, our rate was impacted by several discrete items in the quarter including the impact of the potential nondeductible legal settlement and the impact of excess tax deficiencies associated with stock-based compensation awards, state taxes, and certain other nondeductible items. In addition, we completed several acquisitions and dispositions, some of which resulted in the recognition of a gain or loss for tax purposes that differed from the amount recognized for GAAP purposes. Our effective tax rate for 2017 was 51%, primarily impacted by the reduction in the statutory effective Federal rate from 35% to 21% which caused a non-cash charge of $68 million, partially offset by the reversal of $42 million of our U.S. federal and state valuation allowance on deferred tax assets, as we concluded that it was more likely than not that a benefit from the related deferred tax assets would be realizable.

•	Diluted earnings per share from continuing operations was $0.18 in 2018 compared to $0.27 in 2017.
•	Diluted earnings per share from discontinued operations was $0.01 in 2018 compared to $0.06 in 2017.
•

Including diluted earnings per share from discontinued operations, net diluted earnings per share was $0.19 in 2018 compared to $0.34 in 2017. As disclosed in Note 18 “Discontinued Operations” to the Condensed Consolidated Financial Statements, we completed the sale of our former International Operations in the first half of 2018.

Table of Content

•

At December 29, 2018, we had $658 million in cash and cash equivalents and $947 million available under the Amended Credit Agreement. Cash provided by operating activities of continuing operations was $616 million for 2018 compared to $467 million for 2017. Refer to the Liquidity and Capital Resources section of this Item 7 for more information on cash flows.

•

In 2017, we entered into a $750 million Term Loan Credit Agreement in connection with our acquisition of CompuCom. In November 2018, we executed the First Amendment to the Term Loan Credit Agreement (the “First Amendment”) to reduce the applicable interest rate from LIBOR plus 7.00% to LIBOR plus 5.25%. In connection with the applicable interest rate reduction, we made a voluntary repayment under the Term Loan Credit Agreement of $194 million. As a result, in the fourth quarter of 2018 we recognized a $15 million loss on modification of debt, which is comprised of a 1% prepayment premium and the write-off of unamortized deferred financing costs and original issue discount in an amount proportional to the term loan repaid.

•

During 2018 and 2017, we paid quarterly cash dividends on our common stock of $0.025 per share for a total annual dividend distribution of $55 million and $53 million, respectively. In addition, under our share repurchase program we bought back approximately 14 million shares of our common stock in each of the last two fiscal years, returning another  $39 million in 2018 and $56 million in 2017 to our shareholders.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results. Fiscal years 2018 and 2017 includes 52 weeks, while fiscal year 2016 includes 53 weeks, with a 14-week fourth quarter.

BUSINESS SOLUTIONS DIVISION

(In millions)	2018	2017	2016
Sales
Products	$4,974	$4,843	$5,143
Services	308	265	257
Total	$5,282	$5,108	$5,400
% change	3%	(5)%	(5)%
Division operating income	$243	$262	$265
% of sales	5%	5%	5%

Prior to 2018, we also reported changes in sales for our Business Solutions Division on a constant currency basis given the span of our former international operations. As disclosed in Note 18 “Discontinued Operations” in the Notes to the Consolidated Financial Statements, between the third quarter of 2016 and the second quarter of 2018, we sold substantially all of our international operations. As a result, over the last two years the Business Solutions Division’s exposure to foreign currency exchange rates has been primarily limited to our Canadian operations, and the fluctuation of the Canadian dollar against the U.S. dollar has had an immaterial impact to the changes in sales for the Division for all periods herein presented.

Product sales from our Business Solutions Division increased 3% in 2018 compared to 2017, primarily due to acquisitions, higher online sales and growth in adjacency categories, such as cleaning/breakroom supplies and furniture, partially offset by lower sales of other product categories including paper, toner and ink. Improved sales from the omni-channel programs that we report under our Retail Division partially offset the growth in product sales from our Business Solutions Division – see discussion on order online for pick up in stores or ship from stores within the Retail Division analysis. Product sales declined 6% from 2016 to 2017 mainly due to competitive pressures, customer losses in the contract sales channel, lower catalog sales through our call centers and the impact of increasing levels of sales from the omni-channel programs. The Business Solutions Division sales in 2017 were also affected by one less selling week compared to 2016, resulting in approximately $56 million of lower sales, and the impact of three powerful hurricanes that disrupted our retail and contract operations.

Sales of services in our Business Solutions Division increased 16% in 2018 compared to 2017, and 3% in 2017 compared to 2016. This positive trend is the reflection of increased sales of our managed print and fulfillment services, and the expansion of our product subscriptions for toner and software.

Table of Content

Business Solutions Division operating income declined 7% in 2018 compared to 2017, and 1% in 2017 compared to 2016. As a percentage of sales operating income declined 53 basis points in 2018 compared to 2017, and increased 22 basis points in 2017 compared to 2016. Higher selling, general and administrative expenses from investments in our eCommerce platform, demand generation activities and acquisitions costs impacted operating income in 2018. However, these expenses were partially offset by an increase in gross profit primarily from acquisitions. Operating income in our Business Solutions Division was also negatively impacted by the migration of legacy OfficeMax customers to our current systems, which was completed in 2018. The decrease in operating income in 2017 was largely the result of having one less reporting week compared to fiscal 2016.

RETAIL DIVISION

(In millions)	2018	2017	2016
Sales
Products	$4,105	$4,429	$4,975
Services	536	533	628
Total	$4,641	$4,962	$5,603
% change	(6)%	(11)%	(7)%
Division operating income	$193	$254	$299
% of sales	4%	5%	5%
Change in comparable store sales	(4)%	(5)%	(2)%

Products sales in our Retail Division decreased 7% and 11% in 2018 and 2017, respectively, compared to the corresponding prior-year periods. This was primarily the result of closing underperforming stores coupled with fewer transactions in the existing locations, a trend that we have partially offset by gradually increasing the volume of omni-channel transactions, whereby our Business Solutions Division customers order online for pick up in our stores. These transactions are included in our Retail Division’s sales as they are fulfilled with store inventory and serviced by Retail Division employees.

(In millions)	2018	2017	2016
Buy Online-Pickup in Store	$189	$152	$115
% change	24%	32%	50%

Sales of services within our Retail Division in 2018 were 1% higher compared to 2017. The adoption of the new revenue recognition standard, which requires that our third-party software sales be reported on a net basis, negatively affected the comparability of our sales of services by $53 million year-over-year. This change in presentation had no impact to the timing of recognition, gross profit, earnings or cash flows. Excluding the impact of the new revenue recognition standard, sales of services in 2018 actually increased 11% from 2017 due to the expansion of our copy and print services, subscription services, and the introduction of new technology services offered to our retail customers by our store associates.

In 2017, sales of services decreased 15% compared to 2016 primarily because of store closures, lower store traffic and the business disruption associated with the three powerful hurricanes that occurred in the year.

Comparable store sales in 2018 decreased 4%, reflecting lower store traffic and transaction counts, partially offset by an increase in improved conversion rate and higher volume of omni-channel, online transactions for pick up in stores or ship from stores described above. Comparable store sales decreased across most of our primary product categories, including ink, supplies, computers and technology related products. Sales of paper and toner remained relatively flat year-over-year. On a comparable store sales basis, revenues related to our copy and print services increased 3% in 2018 when compared to 2017. The 5% comparable store sales decline in 2017 reflect lower store traffic, transaction counts and average order values, partially offset by an improved conversion rate, sales transfers from closed stores into stores that remained open and higher sales from the success of our omni-channel programs compared to 2016. Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are largely non-comparable clearance activity. Stores are also removed from the comparable store sales calculation during periods of store remodeling, store closures due to hurricanes or natural disasters, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods but may differ from measures used by other companies.

The Retail Division operating income declined 24% in 2018 compared to 2017, and 15% from 2016 to 2017. This was mostly attributable to the flow-through impact of lower sales and gross margin rate, partially offset by lower dollars spent for selling, general, and administrative expenses, including payroll and other store expenses from both store closures and increased efficiency. The Division’s operating income in 2018 also reflects the impact of investments in additional service capabilities, including targeted advertising, sales training and various customer-oriented initiatives. The impact of one less week in 2017 resulted in approximately $14 million of lower operating income for the Retail Division in 2017 compared to 2016. However, operating income as a percentage of sales remained relatively consistent year-over-year.

Table of Content

At the end of 2018, the Retail Division operated 1,361 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands. Store opening and closing activity for the last three years has been as follows:

	Open at Beginning of Period	Closed	Opened	Open at End of Period
2016	1,564	123	—	1,441
2017	1,441	63	—	1,378
2018	1,378	19	2	1,361

Of the two retail stores newly opened in 2018, one was opened in our corporate headquarters in Boca Raton, FL to solely serve our corporate headquarters employees, and one was opened to replace a closed location in Deerfield, IL. We do not expect to open any new stores in 2019.

Charges associated with store closures are reported as appropriate in Asset impairments and Merger and restructuring expenses (income), net in the Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to “Corporate” discussion below for additional information regarding expenses incurred to date.

COMPUCOM DIVISION

(In millions)	2018	2017	2016
Sales
Products	$233	$34	$—
Services	853	122	—
Total	$1,086	$156	$—
% change	N/A	N/A	N/A
Division operating income	$17	$8	$—
% of sales	2%	5%	N/A

The CompuCom Division was formed at the time of acquisition on November 8, 2017 and the amounts reflect the operating results of CompuCom since that date. Refer to Note 2. “Acquisitions” in the Notes to the Consolidated Financial Statements for additional information. The total sales increase in 2018 was primarily due to a full year of our CompuCom Division’s operating results. Total sales in our CompuCom Division in 2018 were affected by lower business volume from one of its largest customers currently experiencing a significant reorganization. The CompuCom Division’s operating income in 2018 was also affected by lower gross margin on product sales mix, and higher expenses associated with onboarding new customers and other growth initiatives.

OTHER

(In millions)	2018	2017	2016
Sales
Products	$10	$14	$18
Services	(4)	—	—
Total	$6	$14	$18
Other operating income	$(2)	$(3)	$1

Certain operations previously included in the International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are presented as Other. These operations primarily relate to the sale of products to former joint venture partners, and are not material in any period. Also included in Other is the elimination of intersegment revenues of $11 million in 2018. There is no elimination of intersegment revenues reflected in the 2017 and 2016 amounts.

Table of Content

CORPORATE

The line items in our Consolidated Statements of Operations impacted by Corporate activities are presented in the table below, followed by a narrative discussion of the significant matters. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures.

(In millions)	2018	2017	2016
Asset impairments	$7	$4	$15
Merger and restructuring expenses (income), net	72	94	(80)
Legal expense accrual	25	—	—
Total charges and credits impact on Operating income (loss)	$104	$98	$(65)

In addition to these charges and credits, certain Selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Costs” below.

Asset impairments

Asset impairment charges are comprised of the following:

(In millions)	2018	2017	2016
Stores	$6	$2	$8
Intangible assets	1	2	7
Total Asset impairments	$7	$4	$15

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

The projections prepared for the 2018 analysis assumed declining sales over the forecast period. Gross margin and operating cost assumptions have been held at levels consistent with recent actual results and planned activities. The present value of our cash flows projections was determined using a 7% discount rate, which reflects a reduction in our cost of capital and balance sheet de-leverage in 2018. The impairment charges include amounts to bring the location’s assets to estimated fair value based on projected operating cash flows or residual value, as appropriate. We continue to capitalize additions to previously-impaired operating stores and test for subsequent impairment.

We will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or in certain circumstances, even if performance is as anticipated, additional impairment charges may result.

Merger and restructuring expenses (income), net

Merger and restructuring expenses, net was $72 million in 2018 compared to $94 million in 2017. Merger and restructuring expenses in 2018 include $46 million of severance, retention, transaction and integration costs associated with our acquisition of CompuCom and the other businesses, $10 million of expenses related to OfficeMax merger activities, which were completed in 2018, $11 million of expenses associated with our strategic transformation plan, and $5 million of expenses associated with our Comprehensive Business Review program.

In 2016, we announced the results of a comprehensive business review (the “Comprehensive Business Review”), which included the closure of up to 300 stores in North America over a three-year period, and the reduction of operating and general and administrative expenses through efficiencies and organizational optimization. Under the Comprehensive Business Review, we closed a total of 154 stores (19 in 2018, 63 in 2017 and 72 in 2016). We expect to close approximately 50 additional stores through the end of the program in 2019, and anticipate spending approximately $10 million in connection with these store closures.

Refer to Note 3. “Merger and Restructuring Activity” in the Notes to Consolidated Financial Statements for an extensive analysis of these Corporate charges.

Table of Content

Legal Expense Accrual

During the fourth quarter of 2018, we recorded a $25 million legal expense accrual in connection with certain settlement discussions we have undertaken with the Federal Trade Commission during the quarter. Refer to Note 17, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for additional information.

Unallocated Expenses

We allocate to our Divisions functional support expenses that are considered to be directly or closely related to segment activity. These allocated expenses are included in the measurement of Division operating income. Other companies may charge more or less for functional support expenses to their segments, and our results, therefore, may not be comparable to similarly titled measures used by other companies. The unallocated expenses primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, legal, audit and similar functions. Unallocated expenses also include the pension credit related to the frozen OfficeMax pension and other benefit plans. Additionally, the pension plan in the United Kingdom that has been retained by us in connection with the sale of the European Business, as well as certain general and administrative costs previously allocated to the International Division that have been excluded from the discontinued operations measurement have been included in corporate unallocated expenses.

Unallocated expenses were $93 million, $96 million, and $112 million in 2018, 2017, and 2016, respectively. Unallocated expenses remained relatively flat in 2018 when compared to 2017. The decreases in 2017 when compared to 2016 primarily resulted from savings associated with our Comprehensive Business Review and lower incentive expenses associated with our overall performance in 2017, partially offset by certain executive transition expenses.

Other Income and Expense

(In millions)	2018	2017	2016
Interest income	$25	$22	$22
Interest expense	(121)	(62)	(80)
Loss on extinguishment and modification of debt	(15)	—	(15)
Other income (expense), net	15	12	14

Interest income includes $19 million in 2018, $20 million in 2017 and $20 million in 2016, related to the Timber notes receivable, including amortization of the fair value adjustment recorded in purchase accounting. Interest expense includes non-recourse debt interest, including amortization of the fair value adjustment recorded in purchase accounting, amounting to $18 million in 2018, $18 million in 2017 and $19 million in 2016. Refer to Note 10. “Timber Notes/Non-Recourse Debt,” and Note 11. “Debt” in the Notes to Consolidated Financial Statements for additional information.

In the fourth quarter of 2017, we entered into a $750 million Term Loan Credit Agreement, due 2022. Borrowings under the Term Loan Credit Agreement were issued with an original issue discount, at an issue price of 97.00%, and incurred interest at a rate per annum equal to LIBOR plus 7.00%. In the fourth quarter of 2018, we entered into the First Amendment to reduce the interest rate from LIBOR plus 7.00% to LIBOR plus 5.25%. In connection with the applicable interest rate reduction, we also made a voluntary repayment under the Term Loan Credit Agreement in the amount of $194 million. As a result, we recognized a $15 million loss on modification of debt, which consists of a 1% prepayment premium and the write-off of unamortized deferred financing costs and original issue discount in an amount proportional to the term loan repaid. We recorded $70 million and $10 million of interest expense in 2018 and 2017, respectively, related to the Term Loan Credit Agreement.

In 2016, interest expense related to certain senior notes, which were redeemed in the third quarter of that year. In connection with the redemption of the 2016 senior notes, we recognized a $15 million loss on modification of debt.

Discontinued Operations

Refer to Note 18. “Discontinued Operations” in the Notes to Consolidated Financial Statements.

Income Taxes

(In millions)	2018	2017	2016
Income tax expense (benefit)	$59	$153	$(220)
Effective income tax rate*	37%	51%	(48)%

*	Income taxes as a percentage of income from continuing operations before income taxes.

Table of Content

Our effective income tax rate in 2018 differs from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act primarily due to the impact of excess tax deficiencies associated with stock-based compensation awards, a potential nondeductible legal settlement, the impact of state taxes and certain other nondeductible items, and the mix of income and losses across U.S. and non-U.S. jurisdictions. As prior years’ equity awards granted at a higher fair value vest, previously recognized deferred tax benefits on the excess compensation expense are reversed, thus causing a tax deficiency. In addition, we completed several acquisitions and dispositions, some of which resulted in the recognition of gain or loss for tax purposes that differed from the amount recognized for GAAP purposes. Our effective tax rate in 2017 varied considerably as a result of three primary factors, 1) the impact of the enactment of the Tax Cuts and Jobs Act, 2) the mix of income and losses across U.S. and non-U.S. jurisdictions, and 3) the reduction of previously established valuation allowances against deferred tax assets. Our effective tax rate in 2016 varied considerably as a result of two primary factors, 1) the mix of income and losses across U.S. and non-U.S. jurisdictions, and 2) the reduction of previously established valuation allowances against deferred tax assets. During 2018 and 2017, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to the dispositions of the international businesses and improved operating results. In addition, during 2017 and 2016, a large portion of our deferred tax assets that previously were not realizable, became realizable, thereby, causing significant reductions in previously established valuation allowances. As a result, our effective tax rates were 37% in 2018, 51% in 2017 and (48%) in 2016.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted and includes, but is not limited to, significant changes to U.S. federal tax law including a U.S. federal corporate tax rate reduction from 35% to 21% effective January 1, 2018, changes to the U.S. federal taxation of foreign sourced earnings and a one-time deemed repatriation transition tax. In accordance with ASC 740, “Income Taxes”, the impact of a change in tax law is recorded in the period of enactment. During the fourth quarter of 2017, we recorded a material, non-cash, change in our deferred income tax balances of approximately $68 million related to the U.S. federal corporate tax rate reduction. We estimate that our deemed repatriation transition tax liability will not be material due to our limited international operations.

Also, on December 22, 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act. SAB 118 provides a measurement period not to exceed twelve months for companies to complete this accounting. In 2018, we concluded that the remeasurement of deferred income tax balances recorded in 2017 did not materially change. Additionally, we reaffirmed our estimate of deemed repatriation transition tax liability will not be material due to our limited international operations.

During the third quarter of 2017 and 2016, we concluded that it was more likely than not that a benefit from a significant portion of our U.S. federal and state deferred tax assets would be realized. This conclusion was based on detailed evaluations of all available positive and negative evidence and the weight of such evidence, the current financial position and results of operations for the current and preceding years, and the expectation of continued earnings. We determined that our U.S. federal and state valuation allowance should be reduced by approximately $40 million in 2017, with approximately $37 million in the third quarter of 2017 as a discrete non-cash income tax benefit and the remainder as an adjustment to the estimated annual effective tax rate. We determined that approximately $382 million of our U.S. federal and state valuation allowance should be reduced in 2016.

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

Due to the completion of the Internal Revenue Service (“IRS”) examination for 2014, our balance of unrecognized tax benefits decreased by $4 million during 2016, which did impact income tax expense by $3 million due to an offsetting change in valuation allowance. As part of the CompuCom acquisition, our unrecognized tax benefits increased by $8 million in 2017. Approximately $3 million of the unrecognized tax benefit is currently covered under an indemnification agreement with a predecessor owner of CompuCom.

It is not reasonably possible that certain tax positions will be resolved within the next 12 months. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local income tax examinations for years before 2017 and 2013, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal income tax examination and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years before 2013. Our U.S. federal income tax return for 2017 is currently under review. Generally, we are subject to routine examination for years 2012 and forward in our international tax jurisdictions.

Refer to Note 6. “Income Taxes” in the Notes to Consolidated Financial Statements for additional tax discussion.

Table of Content

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At December 29, 2018, we had $658 million in cash and cash equivalents, an increase of $36 million from December 30, 2017. In addition, at the end of fiscal 2018 we had $947 million of available credit under the Amended Credit Agreement based on the December 2018 borrowing base certificate, for a total liquidity of approximately $1.6 billion, as compared to $1.5 billion at the end of fiscal 2017. We currently believe that our cash and cash equivalents on hand, availability of funds under the Amended Credit Agreement, and full year cash flows generated from operations will be sufficient to fund our working capital, capital expenditures, debt repayments, common stock repurchases, cash dividends on common stock, merger integration and restructuring expenses, and future acquisitions consistent with our strategic growth initiatives for at least twelve months from the date of this Annual Report on Form 10-K.

No amounts were drawn under the Amended Credit Agreement during 2018 and there were no amounts outstanding at December 29, 2018. There were letters of credit outstanding under the Amended Credit Agreement at the end of 2018 totaling $73 million and we were in compliance with all applicable financial covenants as of December 29, 2018.

Acquisitions

During 2018, we acquired six small independent regional office supply distribution businesses and an enterprise IT solutions integrator and managed services provider in the United States. The aggregate total purchase consideration, including contingent consideration, for the acquisitions completed in 2018 was approximately $114 million, subject to certain customary post-closing adjustments. The aggregate purchase price was primarily funded with cash on hand, with the remainder consisting of contingent consideration of approximately $28 million, the majority of which will be paid in the first quarter of 2019. No additional debt obligations were incurred as part of these transactions.

In November 2017, we purchased CompuCom for approximately $937 million, which was funded with a new $750 million 5-year Term Loan Credit Agreement (as defined in Note 11. “Debt” in the Notes to Consolidated Financial Statements), approximately 44 million shares of our common stock with an approximate market value of $135 million, and approximately $52 million of cash on hand.

In addition to the acquisitions disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness (Refer to Note 2. “Acquisitions” in the Notes to Consolidated Financial Statements for additional information).

Financing

The loans under the Term Loan Credit Agreement, which were issued with an original issue discount, at an issue price of 97.00%, incurred interest at a rate per annum equal to LIBOR plus 7.00%. In November 2018, we entered into the First Amendment to reduce the applicable interest rate from LIBOR plus 7.00% to LIBOR plus 5.25%. All other material provisions of the Term Loan Credit Agreement remain unchanged. In connection with the applicable interest rate reduction, we also made a voluntary repayment under the Term Loan Credit Agreement in the amount of $194 million. We expect the reduction of the applicable interest rate margin coupled with the voluntary repayment on the amended Term Loan Credit Agreement will allow us to reduce our interest expense by approximately $21 million in 2019 and $79 million over the remaining life of the term loan (before transaction-related costs).

The loans under the Term Loan Credit Agreement amortize quarterly beginning March 15, 2018 at the rate of approximately $19 million per quarter, with the balance payable at maturity. The Term Loan Credit Agreement requires mandatory prepayments in connection with certain asset sales as well as potential additional mandatory prepayments from specified percentages of our excess cash flow, subject to certain exceptions. Additionally, the Term Loan Credit Agreement requires the Company to pay a prepayment premium of 1.00% if the loans thereunder are voluntarily repaid after the first anniversary of the closing date of the Term Loan Credit Agreement but on or prior to the second anniversary of the closing date of the Term Loan Credit Agreement.

The Term Loan Credit Agreement contains representations and warranties, events of default, and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on our ability to declare or pay dividends subject to compliance with an annual limit, repurchase common stock, create liens, incur additional indebtedness, make investments, dispose of assets, and merge or consolidate with any other person. In addition, a minimum liquidity maintenance covenant, requiring us and our restricted subsidiaries to retain unrestricted cash, cash equivalents, and availability under our Amended Credit Agreement in an aggregate amount of at least $400 million, will apply at any time that our senior secured leverage ratio under the agreement is greater than 1.50:1.00 as calculated quarterly. At December 29, 2018, the Company’s senior secured leverage ratio was 0.99:1.00 and the Company was in compliance with the agreement.

Table of Content

Capital Expenditures

In 2019, we expect capital expenditures to be approximately $175 million, including investments to support our critical priorities and redesign the layout of our stores to enhance our in-store experience. These expenditures will be funded through available cash on hand and operating cash flows.

Share Repurchases

On May 27, 2016, our Board of Directors authorized a stock repurchase program of up to $100 million of our outstanding common stock, par value $0.01 per share. In July 2016, our Board of Directors authorized increasing the current common stock repurchase program from $100 million to $250 million. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The current authorization expired on December 31, 2018. In November 2018, our Board of Directors approved a new stock repurchase program of up to $100 million of our outstanding common stock effective January 1, 2019, which extends until the end of 2020 and may be suspended or discontinued at any time. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances. Our ability to repurchase our common stock in 2019 is subject to certain restrictions under the Term Loan Credit Agreement.

Under the original stock repurchase program, we purchased approximately 14 million shares at cost of $39 million in 2018. On December 31, 2018, the current stock repurchase authorization expired. The Board of Directors authorized $100 million for additional purchases under the new stock repurchase program effective January 1, 2019.

Dividends

On February 5, 2019, our Board of Directors declared a cash dividend on our common stock of $0.025 per share, payable on March 15, 2019, to shareholders of record at the close of business on March 1, 2019. The Term Loan Credit Agreement contains certain restrictions on our ability to declare or pay dividends.

Cash Flows

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

(In millions)	2018	2017	2016
Operating activities of continuing operations	$616	$467	$492
Investing activities of continuing operations	(249)	(1,030)	(84)
Financing activities of continuing operations	(414)	473	(475)

Operating Activities from Continuing Operations

Cash provided by operating activities of continuing operations increased by $149 million during 2018 when compared to 2017. This was driven by favorable changes in working capital of $260 million, partially offset by lower net income from continuing operations of $47 million. The improvement in working capital is primarily associated with extended payment terms on our accounts payable coupled with improved collections on our accounts receivable. These improvements in working capital were partially offset by a large reduction in inventory levels in 2017 compared to 2018, when the number of store closures was substantially lower than the prior two years. Cash flows from operating activities includes outflows related to merger, restructuring, and integration activity.

Cash provided by operating activities of continuing operations decreased by $25 million in 2017 when compared to 2016. The decrease in operating cash is primarily the result of 2016 operating cash flows including the receipt of the $250 million of termination fees related to the terminated Staples acquisition partially offset by a $204 million lower use of cash related to changes in the level of net working capital in 2017 compared to 2016.

The timing of changes in working capital is subject to variability during the year and across years depending on a variety of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Investing Activities from Continuing Operations

Cash used in investing activities of continuing operations was $249 million in 2018, primarily driven by $187 million in investments made in our service platform, eCommerce, and capabilities across our retail and distribution network, the inclusion of a full year of capital expenditures associated with our CompuCom Division, and $81 million in business acquisitions net of cash acquired and contingent consideration liabilities. These cash outflows from investing activities were partially offset by net cash proceeds of $15 million associated with the disposal of non-strategic assets.

Table of Content

Cash used in investing activities of continuing operations was $1.0 billion in 2017, primarily driven by $872 million of cash used for business acquisitions, including CompuCom, as well as $141 million in capital expenditures. In 2017 we also purchased our corporate headquarters for $134 million in cash, of which $42 million was reflected as an outflow from investing activities of continuing operations, with the remainder presented in financing activities of continuing operations. These cash outflows from investing activities were partially offset by net cash proceeds of $30 million associated with the disposal of non-strategic assets.

Financing Activities from Continuing Operations

Cash used in financing activities of continuing operations was $414 million in 2018, reflecting $97 million net repayments on long and short-term borrowings and a $194 million voluntary partial repayment of our Term Loan Credit Agreement. Cash dividends and repurchases of common stock in 2018 were $55 million and $39 million, respectively. We also used $18 million in cash to acquire a non-controlling equity interest of a subsidiary related to the CompuCom acquisition. We sold this subsidiary in December 2018, and the net cash proceeds were included in the $15 million net cash proceeds associated with the disposal of non-strategic assets described above in investing activities from continuing operations.

Cash provided by financing activities of continuing operations was $473 million in 2017, primarily driven by the cash financing received from the Term Loan Credit Agreement entered into to fund the acquisition of CompuCom. This cash inflow was partially offset by $92 million of cash used to extinguish the capital lease obligation associated with the purchase of our corporate headquarters, $53 in cash dividends, and $56 million in repurchases of common stock.

Discontinued Operations

Cash provided by (used in) operating, investing and financing activities of discontinued operations is summarized as follows:

(In millions)	2018	2017	2016
Operating activities of discontinued operations	$11	$(9)	$(122)
Investing activities of discontinued operations	66	(68)	(70)
Financing activities of discontinued operations	—	(8)	5

Cash flows from operating activity of discontinued operations reflect cash movements between continuing operating and discontinued operating entities up until the sale of the individual businesses included in the disposal group. All intercompany transactions between discontinued and continuing operating entities are eliminated in consolidation.

The change in operating cash flows of discontinued operations in 2018 compared to 2017 reflects the impact of the sale of our former businesses in Australia and New Zealand in 2018. The change in operating cash flows of discontinued operations in 2017 compared to 2016 reflects the impact of the sale of the businesses in South Korea and mainland China during 2017, as well as the sale of our European Business during 2016.

Cash flows provided by investing activities of discontinued operations in 2018 reflect the sale of our former businesses in Australia and New Zealand, net of $6 million paid for professional fees and other closing costs. Cash flows used in investing activities of discontinued operations in 2017 include working capital adjustments related to the sale of our European Business, transaction costs and cash on hand transferred associated with the sale of the businesses in South Korea and mainland China, partially offset by funds received in 2017 from the sale of our South Korean business, and $8 million of cash received associated with the extension of the Oceania sale and purchase agreement during the third quarter of 2017.

Off-Balance Sheet Arrangements

As of December 29, 2018, we had retail stores and other facilities and equipment under operating lease agreements, which are included in the table below. Most of these will no longer be off-balance sheet arrangements with the adoption of the new leasing standard in 2019. Refer to Note 1. “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional information about the new leasing standard. In addition, Note 17. “Commitments and Contingencies” in the Notes to Consolidated Financial Statements describes certain of our arrangements that contain indemnifications.

Contractual Obligations

The following table summarizes our contractual cash obligations at December 29, 2018, and the effect such obligations are expected to have on liquidity and cash flow in future periods. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

Table of Content

	Payments Due by Period
(In millions)	Total	2019	2020- 2021	2022- 2023	Thereafter
Contractual Obligations
Recourse debt:
Long-term debt obligations (1)	$938	$119	$245	$409	$165
Capital lease obligations (2)	81	17	28	22	14
Non-recourse debt (3)	782	42	740	—	—
Operating lease obligations (4)	1,535	444	598	297	196
Purchase obligations (5)	77	50	25	2	—
Total contractual cash obligations	$3,413	$672	$1,636	$730	$375

(1)	Long-term debt obligations consist primarily of expected payments (principal and interest) on our $750 million term loan credit facility and $186 million of revenue bonds at various interest rates.
(2)

The present value of these obligations is included on our Consolidated Balance Sheets. Refer to Note 11. “Debt” in the Notes to Consolidated Financial Statements for additional information about our capital lease obligations.

(3)

There is no recourse against us related to the Securitization Notes as recourse is limited to proceeds from the pledged Installment Notes receivable and underlying guaranty. Refer to Note 10. “Timber Notes/Non-Recourse Debt” in the Notes to Consolidated Financial Statements for additional information about our Securitization Notes.

(4)

The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our leases, as of December 29, 2018. Some of our retail store leases require percentage rentals on sales above specified minimums and contain escalation clauses. The minimum lease payments shown in the table above do not include contingent rental expense and have not been reduced by sublease income of $14 million. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. Our operating lease obligations are described in Note 12. “Leases” in the Notes to Consolidated Financial Statements.

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

If we can unilaterally terminate an agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the amount of the termination fee or the amount that would be paid over the “notice period.” As of December 29, 2018, purchase obligations include marketing services, outsourced accounting services, certain fixed assets and software licenses, service and maintenance contracts for information technology and communication. Contracts that can be unilaterally terminated without a penalty have not been included.

Our Consolidated Balance Sheet as of December 29, 2018 includes $300 million classified as Deferred income taxes and other long-term liabilities. Deferred income taxes and other long-term liabilities primarily consist of net long-term deferred income taxes, deferred lease credits, long-term restructuring accruals, certain liabilities under our deferred compensation plans, accruals for uncertain tax positions, and environmental accruals. Certain of these liabilities have been excluded from the above table as either the amounts are fully funded or the timing and/or the amount of any cash payment is uncertain. Refer to Note 3. “Merger and Restructuring Activity” for a discussion of our restructuring accruals and Note 6. “Income Taxes” in the Notes to Consolidated Financial Statements for additional information regarding our deferred tax positions and accruals for uncertain tax positions.

Our Consolidated Balance Sheet as of December 29, 2018 also includes $112 million of current and non-current pension and postretirement obligations, which is also excluded from the table above, as the timing of the cash payments is uncertain. Our estimate is that payments in future years will total $169 million. This estimate represents the minimum contributions required per Internal Revenue Service funding rules and our estimated future payments under pension and postretirement plans. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, healthcare cost trends, benefit payment patterns and other factors. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. Refer to Note 15. “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for additional information.

In addition to the above, we have outstanding letters of credit totaling $73 million at December 29, 2018.

Table of Content

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies and estimates have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies can be found in Note 1. “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. We have also identified certain accounting policies and estimates that we consider critical to understanding our business and our results of operations and we have provided below additional information on those policies. Refer to Note 1. “Summary of Significant Accounting Policies” and Note 4. “Revenue Recognition” in the Notes to Consolidated Financial Statements for additional information about the significant changes made for adopting the new revenue recognition standard in 2018. No other significant changes have been made during the three years-ended 2018 to the methodologies used in preparing the estimates discussed below.

Inventory valuation — Inventories are valued at the lower of weighted average cost or market value. We monitor active inventory for excessive quantities and slow-moving items and record adjustments as necessary to lower the value if the anticipated realizable amount is below cost. We also identify merchandise that we plan to discontinue or have begun to phase out and assess the estimated recoverability of the carrying value. This includes consideration of the quantity of the merchandise, the rate of sale, and our assessment of current and projected market conditions and anticipated vendor programs. If necessary, we record a charge to cost of sales to reduce the carrying value of this merchandise to our estimate of the lower of cost or realizable amount. Additional promotional activities may be initiated, and markdowns may be taken as considered appropriate until the product is sold or otherwise disposed. Estimates and judgments are required in determining what items to stock and at what level, and what items to discontinue and how to value them prior to sale.

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

Long-lived asset impairments — Long-lived assets with identifiable cash flows are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We assess recovery of the asset or asset groups using estimates of cash flows directly associated with the future use and eventual disposition of the asset or asset groups. If anticipated cash flows are insufficient to recover the asset on an undiscounted basis, impairment is measured as the difference between the asset’s estimated fair value (generally, the discounted cash flows or its salvage value) and its carrying value, and any costs of disposition. Factors that could trigger an impairment assessment include, among others, a significant change in the extent or manner in which an asset is used or the business climate that could affect the value of the asset. As restructuring activities continue, we may identify assets or asset groups for sale or abandonment and incur impairment charges.

Table of Content

Because of declining sales, store assets are reviewed periodically throughout the year for recoverability of their asset carrying amounts. The frequency of this test may change in future periods if performance warrants. The analysis uses input from retail store operations and our accounting and finance personnel that organizationally report to the Chief Financial Officer. These projections are based on our estimates of store-level sales, gross margins, direct expenses, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. Store asset impairment charges of $6 million, $2 million and $8 million for 2018, 2017 and 2016, respectively, are included in Asset impairments in the Consolidated Statements of Operations. Based on the fourth quarter 2018 analysis, a 100-basis point further decrease in next year sales, combined with a 50-basis point decrease in gross margin from the rates utilized in our analysis, would have increased the impairment charge by less than $1 million. Further, a 100-basis point decrease in sales for all periods would have increased the impairment charge by less than $1 million.

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

Goodwill and other intangible assets — Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired and liabilities assumed in a business combination. We review the carrying amount of goodwill at the reporting unit level on an annual basis as of the first day of our third quarter, or more frequently if events or changes in circumstances suggest that goodwill may not be recoverable. For reporting units in which our qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further impairment testing is performed. For those reporting units where events or change in circumstances indicate that potential impairment indicators exist, we perform a quantitative assessment to test goodwill. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. In addition, when indicators of impairment exist, we perform a quantitative assessment to determine whether the carrying amount of goodwill can be recovered. We typically use a combination of different valuation approaches that are dependent on several significant assumptions, including subjective estimates of revenue growth rates, gross margin, and expenses. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.

During the third quarter of 2018, we performed our annual goodwill impairment test using a quantitative assessment that combined the income approach and the market approach valuation methodologies. As a result, we concluded that the fair value of each reporting unit exceeded their respective carrying amount as of the assessment date, which was the first day of the quarter. The fair value of the CompuCom and Contract reporting units exceeded their respective carrying amounts by 17% and 13%, respectively. These represented the lowest fair value margins of all reporting units tested, which is attributable to the timing of assigning a fair value to the recent acquisitions included in these reporting units. Given the performance of the CompuCom reporting unit, combined with our limited history of forecasting its business, in the fourth quarter of 2018 we performed an interim impairment test for CompuCom which reflected revised long-term projections. As a result, we concluded that the fair value of our CompuCom reporting unit exceeded its carrying amounts by 4% as of December 29, 2018. Notwithstanding our belief that the assumptions used for the projected financial information, long-term growth rate and weighted-average cost of capital in our updated impairment test are reasonable, we performed a sensitivity analysis. The results of this analysis revealed that if the long-term growth rate for CompuCom decreased by 100 basis points, the fair value of the reporting unit would be impaired by approximately $20 million. Alternatively, if the weighted-average cost of capital increased by 100 basis points, the fair value of the reporting unit would be impaired by approximately $60 million. Variation to the critical assumptions used to estimate the fair value of our reporting units, including changes in projected revenue growth rates, gross margin or expenses may result in materially different calculations of fair value that could lead to the recognition of significant impairment charges in future periods.

Indefinite-lived intangible assets, other than goodwill, are tested at least annually for impairment whereas definite-lived intangible assets are reviewed to ensure the remaining useful lives are appropriate. An impairment analysis may be conducted between annual tests if events or circumstances suggest an intangible asset may not be recoverable. During 2018, we recognized $1 million of impairment of other indefinite-lived intangible assets because of the phase out of one of our brand offerings.

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

Table of Content

At December 29, 2018, the net carrying amount of customer relationships totaled $324 million, and primarily related to the CompuCom acquisition and OfficeMax merger. The original valuation assumed continuation of attrition rates previously experienced with these businesses and synergy benefits from the transactions. If we experience an unanticipated decline in sales or profitability associated with these customers, the remaining useful life will be reassessed and could result in either acceleration of amortization or impairment.

Accounting for Business Combination

We include the results of operations of acquired businesses in our consolidated results prospectively from the date of acquisition. Total purchase consideration of acquired businesses may include contingent consideration based on the future results of operations of the acquired businesses. Significant judgements are required to estimate the future results of operations of the acquired businesses and the contingent consideration. Differences between the actual results of operations of the acquired businesses and the original estimate may result in additional contingent consideration liabilities. Changes in fair value of the contingent consideration may result in additional transaction related expenses. We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. We use various valuation methodologies to estimate the fair value of assets acquired and liabilities assumed, including using a market participant perspective when applying cost, income and relief from royalty analyses, supplemented with market appraisals where appropriate. Significant judgments and estimates are required in preparing these fair value estimates. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and us and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

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

Warehouse clubs have expanded beyond their in-store assortment by adding catalogs and websites from which a much broader assortment of products may be ordered. We also face competition from other office supply stores that compete directly with us in numerous markets. This competition is likely to result in increased competitive pressures on pricing, product selection and services provided by our Retail and Business Solutions Divisions. Many of these retail competitors, including discounters, warehouse clubs, and drug stores and grocery chains, carry basic office supply products. Some of them also feature technology products. Many of them may price certain of these offerings lower than we do, but they have not shown an indication of greatly expanding their somewhat limited product offerings at this time. This trend towards a proliferation of retailers offering a limited assortment of office products is a potentially serious trend that could shift purchasing away from office supply specialty retailers and adversely impact our results. Another trend in our office products industry has been consolidation, as competitors in office supply stores and the copy/print channel have been acquired and consolidated into larger, well-capitalized corporations. This trend towards consolidation, coupled with acquisitions by financially strong organizations, is potentially a significant trend in our office products industry that could impact our results. Additionally, consumers are utilizing more technology and purchasing less paper, ink and toner, physical file storage and general office supplies. Lower demand for printing paper is causing a decline in manufacturing and ensuing industry supply of paper products. This in turn is leading to a meaningful increase in paper cost, which we are not always able to pass along to our customers commensurably.

Our CompuCom Division also operates in an environment that is highly competitive, rapidly evolving and subject to shifting client needs and expectations. We compete with companies that provide IT services and outsourcing, as well as companies that sell IT related products.

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

Table of Content

Liquidity Factors — We rely on our cash flow from operating activities, available cash and cash equivalents, and access to broad financial markets to provide the liquidity we need to operate our business and fund integration and restructuring activities. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through capital improvements and acquisitions. While we have in place a $1.2 billion asset-based credit facility to provide liquidity, the economic factors affecting our business may limit our ability to access this credit facility in full or cause future refinancing terms to be less favorable than the terms of our current indebtedness.

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

The impact on cash and cash equivalents held at December 29, 2018 from a hypothetical 50-basis point change in interest rates would be an increase or decrease in interest income of approximately $3 million. The impact on our term loan at December 29, 2018 from a hypothetical 50-basis point change in interest rates would be an increase or decrease in interest expense of approximately $2 million.

The following table provides information about our debt portfolio outstanding as of December 29, 2018, that is sensitive to changes in interest rates. The following table does not include our obligations for pension plans and other postretirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. Refer to Note 15. “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for additional information about our pension plans and other postretirement benefits obligations.

	2018			2017
(In millions)	Carrying Amount	Fair Value	Risk Sensitivity	Carrying Amount	Fair Value	Risk Sensitivity
Financial assets:
Timber notes receivable	$842	$835	$4	$863	$865	$9
Financial liabilities:
Recourse debt:
Term Loan, due 2022	$463	$490	$2	$717	$754	$4
Revenue bonds, due in varying amounts periodically through 2029	$186	$184	$4	$186	$185	$5
American & Foreign Power Company, Inc. 5% debentures, due 2030	$14	$14	$1	$14	$14	$1
Non-recourse debt — Timber notes	$754	$750	$3	$776	$777	$7

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50-basis point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50-basis point change in interest rates prevailing at year-end.

Foreign Exchange Rate Risk

We conduct business through entities in Canada, Mexico, India, Costa Rica and China, where their functional currency is not the U.S. dollar. We continue to assess our exposure to foreign currency fluctuations against the U.S. dollar. As of December 29, 2018, a 10% change in the applicable foreign exchange rates would have resulted in an increase or decrease in our pretax earnings of approximately $2 million.

Table of Content

Commodities Risk

We operate a large network of stores and delivery centers. As such, we purchase fuel needed to transport products to our stores and customers as well as pay shipping costs to import products from overseas. We are exposed to potential changes in the underlying commodity costs associated with this transport activity.

We enter into economic hedge transactions for a portion of our anticipated fuel consumption. These arrangements are marked to market at each reporting period. Some of these arrangements may not be designated as hedges for accounting purposes and changes in value are recognized in current earnings through the Cost of goods sold and occupancy costs line in the Consolidated Statements of Operations. Those that are designated as hedges for accounting purposes are also marked to market at each reporting period, with the change in value deferred in accumulated other comprehensive income until the related fuel is consumed. At December 29, 2018, we had entered into contracts for approximately two million gallons of fuel that will be settled by January 2020. Currently, these economic hedging transactions are not considered material. As of December 29, 2018, excluding the impact of any hedge transaction, a 10% change in domestic commodity costs would have resulted in an increase or decrease in our operating profit of approximately $5 million.

INFLATION AND SEASONALITY

Although we cannot determine the precise effects of inflation on our business, we do not believe inflation has had a material impact on our sales or the results of our operations. Our business experiences a certain level of seasonality, with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter for the Retail and Business Solutions Divisions. The CompuCom Division generally does not experience notable seasonality. Certain working capital components may build and recede during the year reflecting established selling cycles. Business cycles can and have impacted our operations and financial position when compared to other periods.

NEW ACCOUNTING STANDARDS

For a description of new applicable accounting standards, refer to Note 1. “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Refer to information in the “Market Sensitive Risks and Positions” subsection of Part II — Item 7. “MD&A” of this Annual Report.

Item 8. Financial Statements and Supplementary Data.

Refer to Part IV — Item 15(a) of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the possible controls and procedures. Each reporting period, we carry out an evaluation, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Table of Content

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that, as of December 29, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of 2018, we implemented certain internal controls over financial reporting in connection with our adoption of the new revenue recognition standard. In the fourth quarter of 2018, we completed the integration of CompuCom into our overall internal control over financial reporting processes. Other smaller companies we acquired during 2017 have been integrated into our overall internal control over financial reporting processes throughout 2018. During the fourth quarter of 2018, we have also updated our internal controls in preparation of adopting the new lease accounting standard in the first quarter of 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Office Depot as defined in under Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance to our management and the Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013) . Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 29, 2018.

The scope of management’s assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of the companies that were acquired during 2018. The operations of these acquired entities represented 2% of our consolidated total assets and 1% of our consolidated sales as of and for the year ended December 29, 2018.

Our internal control over financial reporting as of December 29, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report provided below.

Item 9B. Other Information.

On February 22, 2019, the Company announced that Steve Calkins will leave the Company, effective March 21, 2019, to pursue other opportunities. In connection with his departure and conditioned upon his execution of a General Release Agreement (the “Release Agreement”), Mr. Calkins is eligible to receive payment of severance pursuant to the terms of his letter agreement with the Company, dated November 2, 2017, in connection with a termination of employment without cause. The Release Agreement provides for a release of all claims against the Company. Mr. Calkins will remain subject to non-compete, confidentiality and non-solicitation obligations included with his letter agreement.

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Office Depot, Inc.

Boca Raton, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Office Depot, Inc. and subsidiaries (the “Company”) as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended December 29, 2018, of the Company and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting associated with the 2018 acquisitions, and the Company is in the process of integrating the acquired companies’ internal controls into their overall internal controls. The financial statements of these acquisitions collectively constitute 2% of total assets, 1% of sales, and 8% of income from continuing operations of the consolidated financial statement amounts as of and for the year ended December 29, 2018. Accordingly, our audit did not include the internal control over financial reporting at the 2018 acquisitions.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Table of Content

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

February 27, 2019

Table of Content

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers is set forth in Part 1 — Item 1. “Business” of this Annual Report under the caption “Our Executive Officers”.

Information required by this item with respect to our directors and the nomination process will be contained under the heading “Election of Directors” and “Corporate Governance,” respectively, in the proxy statement for our 2019 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) within 120 days after the end of our fiscal year, which information is incorporated by reference in this Annual Report.

Information required by this item with respect to our audit committee and our audit committee financial experts will be contained in the Proxy Statement under the heading “Corporate Governance – Board Committees and their Responsibilities” and is incorporated by reference in this Annual Report.

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

Information required by this item with respect to security ownership of certain beneficial owners and management will be contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item with respect to such contractual relationships and director independence will be contained in the Proxy Statement under the heading “Corporate Governance” under subheadings “Related Person Transactions Policy” and “Director Independence and Independence Determinations,” respectively, and is incorporated by reference in this Annual Report.

Item 14. Principal Accountant Fees and Services.

Information with respect to principal accounting fees and services and pre-approval policies will be contained in the Proxy Statement under the headings “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” respectively, and is incorporated by reference in this Annual Report.

Table of Content

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

INDEX TO EXHIBITS FOR OFFICE DEPOT 10-K (1)

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

2.3

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

2.4

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

2.5

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

3.2

Restated Certificate of Incorporation (Incorporated by reference from the respective annex to the Proxy Statement for Office Depot, Inc.’s 1995 Annual Meeting of Stockholders, filed with the SEC on April 20, 1995). (P)

3.3	Amendment to Restated Certificate of Incorporation (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 1998). (P)

4.1

Form of Certificate representing shares of Common Stock (Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 33-39473 on Form S-4, filed with the SEC on March 15, 1991). (P)

4.2

Indenture, dated as of March 14, 2012, relating to the $250 million 9.75% Senior Secured Notes due 2019, among Office Depot, Inc., the Guarantors named therein and U.S. Bank National Association (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 15, 2012).

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

Table of Content

Exhibit Number	Exhibit

4.5

Form of Notes representing $250 million aggregate principal amount of 9.75% Senior Secured Notes due March 15, 2019 (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May  1, 2012).

4.6 (2)

Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended (Incorporated by reference from OfficeMax Incorporated’s Registration Statement No. 33-5673 on Form S-3, filed with the SEC on May 13, 1986). (P)

4.7

Indenture dated as of December 21, 2004 by and between OMX Timber Finance Investments I, LLC, as the Issuer and Wells Fargo Bank Northwest, N.A., as Trustee (Incorporated by reference from OfficeMax Incorporated’s Registration Statement No. 333-162866 on Form S-1/A, filed with the SEC on December 14, 2009).

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

Table of Content

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

Table of Content

Exhibit Number	Exhibit

10.37	Employment Agreement between the Company and Gerry P. Smith (Incorporated by reference from Office Depot Inc.’s Current Report on Form 8-K, filed with the SEC on January 30, 2017).*

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

Table of Content

Exhibit Number	Exhibit

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

10.63	Form of Office Depot Inc. Indemnification Agreement (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 28, 2018).

10.64

First Amendment to Credit Agreement dated as of November 8, 2017, among the Company, as borrower, the other loan parties party thereto, the lenders party thereto, Goldman Sachs Lending Partners LLC, as administrative agent and collateral agent, the other financial institutions party thereto, and Goldman Sachs Lending Partners LLC as Purchasing Term Lender.

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

Table of Content

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

Item 16. Form 10-K Summary.

None.

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February 2019.

OFFICE DEPOT, INC.

By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 27, 2019.

Signature	Capacity

/s/ GERRY P. SMITH	Chief Executive Officer (Principal Executive Officer)
Gerry P. Smith

/s/ JOSEPH T. LOWER Joseph T. Lower	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SCOTT A. KRISS Scott A. Kriss	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ JOSEPH S. VASSALLUZZO	Chairman, Board of Directors
Joseph S. Vassalluzzo

/s/ KRISTIN A. CAMPBELL	Director
Kristin A. Campbell

/s/ CYNTHIA T. JAMISON	Director
Cynthia T. Jamison

/s/ FRANCESCA RUIZ DE LUZURIAGA	Director
Francesca Ruiz de Luzuriaga

/s/ V. JAMES MARINO	Director
V. James Marino

/s/ DAVID M. SZYMANSKI	Director
David M. Szymanski

/s/ NIGEL TRAVIS	Director
Nigel Travis

Table of Content

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Office Depot, Inc.

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Office Depot, Inc. and subsidiaries (the "Company") as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three fiscal years in the period ended December 29, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue in fiscal year 2018 due to adoption of ASC 606, Revenue from Contracts with Customers.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 27, 2019

We have served as the Company's auditor since 1990.

Table of Content

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	2018	2017	2016
Sales:
Products	$9,322	$9,320	$10,136
Services	1,693	920	885
Total sales	11,015	10,240	11,021
Cost of goods sold and occupancy costs:
Products	7,313	7,236	7,810
Services	1,151	543	503
Total cost of goods sold and occupancy costs	8,464	7,779	8,313
Gross profit	2,551	2,461	2,708
Selling, general and administrative expenses	2,193	2,036	2,255
Asset impairments	7	4	15
Merger and restructuring expenses (income), net	72	94	(80)
Legal expense accrual	25	—	—
Operating income	254	327	518
Other income (expense):
Interest income	25	22	22
Interest expense	(121)	(62)	(80)
Loss on extinguishment and modification of debt	(15)	—	(15)
Other income, net	15	12	14
Income from continuing operations before income taxes	158	299	459
Income tax expense (benefit)	59	153	(220)
Net income from continuing operations	99	146	679
Discontinued operations, net of tax	5	35	(150)
Net income	$104	$181	$529
Basic earnings (loss) per common share
Continuing operations	$0.18	$0.28	$1.26
Discontinued operations	0.01	0.07	(0.28)
Net basic earnings per common share	$0.19	$0.35	$0.98
Diluted earnings (loss) per common share
Continuing operations	$0.18	$0.27	$1.24
Discontinued operations	0.01	0.06	(0.27)
Net diluted earnings per common share	$0.19	$0.34	$0.96

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	2018	2017	2016
Net income	$104	$181	$529
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	(36)	25	(11)
Reclassification of foreign currency translation adjustments realized upon disposal of businesses	29	(1)	(164)
Change in deferred pension, net of $9 million, $15 million and $14 million of deferred income taxes in 2018, 2017 and 2016, respectively	(14)	28	16
Other	—	(1)	—
Total other comprehensive income (loss), net of tax, where applicable	(21)	51	(159)
Comprehensive income	$83	$232	$370

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content

OFFICE DEPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	December 29,	December 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$658	$622
Receivables, net	885	931
Inventories	1,065	1,093
Prepaid expenses and other current assets	75	86
Current assets of discontinued operations	—	139
Total current assets	2,683	2,871
Property and equipment, net	763	725
Goodwill	914	851
Other intangible assets, net	422	448
Timber notes receivable	842	863
Deferred income taxes	284	305
Other assets	258	260
Total assets	$6,166	$6,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,110	$892
Accrued expenses and other current liabilities	978	986
Income taxes payable	2	5
Short-term borrowings and current maturities of long-term debt	95	96
Current liabilities of discontinued operations	—	67
Total current liabilities	2,185	2,046
Deferred income taxes and other long-term liabilities	300	336
Pension and postretirement obligations, net	111	91
Long-term debt, net of current maturities	690	936
Non-recourse debt	754	776
Total liabilities	4,040	4,185
Commitments and contingencies
Redeemable noncontrolling interest	—	18
Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $0.01 par value; issued shares — 614,170,704 at December 29, 2018 and 610,353,994 at December 30, 2017; outstanding shares — 543,833,428 at December 29, 2018 and 553,984,357 at December 30, 2017	6	6
Additional paid-in capital	2,677	2,711
Accumulated other comprehensive loss	(99)	(78)
Accumulated deficit	(173)	(273)
Treasury stock, at cost — 70,337,276 shares at December 29, 2018 and 56,369,637 shares at December 30, 2017	(285)	(246)
Total stockholders’ equity	2,126	2,120
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$6,166	$6,323

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	2018	2017	2016
Cash flows from operating activities of continuing operations:
Net income	$104	$181	$529
Income (Loss) from discontinued operations, net of tax	5	35	(150)
Net income from continuing operations	99	146	679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192	159	181
Amortization of debt discount and issuance costs	10	3	3
Charges for losses on receivables and inventories	37	70	78
Asset impairments	7	4	15
Loss on extinguishment and modification of debt	15	—	15
Compensation expense for share-based payments	27	28	40
Deferred income taxes and deferred tax asset valuation allowances	40	137	(231)
Gain on disposition of assets	(5)	(4)	(9)
Other	9	(1)	—
Changes in assets and liabilities:
Decrease in receivables	43	15	55
Decrease (increase) in inventories	(2)	160	56
Net decrease (increase) in prepaid expenses and other assets	4	2	(51)
Net increase (decrease) in trade accounts payable, accrued expenses and other current and other long-term liabilities	140	(252)	(339)
Total adjustments	517	321	(187)
Net cash provided by operating activities of continuing operations	616	467	492
Cash flows from investing activities of continuing operations:
Capital expenditures	(187)	(141)	(111)
Purchase of leased head office facility	—	(42)	—
Businesses acquired, net of cash acquired	(81)	(872)	—
Proceeds from disposition of assets	15	30	23
Other investing activities	4	(5)	4
Net cash used in investing activities of continuing operations	(249)	(1,030)	(84)
Cash flows from financing activities of continuing operations:
Net payments on long and short-term borrowings	(97)	(31)	(49)
Cash used in extinguishment and modification of debt	(7)	—	(12)
Debt retirement	(194)	—	(250)
Debt issuance	—	728	—
Cash dividends on common stock	(55)	(53)	(26)
Share purchases for taxes, net of proceeds from employee share-based transactions	(3)	(17)	—
Repurchase of common stock for treasury	(39)	(56)	(132)
Payment to extinguish capital lease obligation	—	(92)	—
Acquisition of non-controlling interest	(18)	—	—
Other financing activities	(1)	(6)	(6)
Net cash provided by (used in) financing activities of continuing operations	(414)	473	(475)
Cash flows from discontinued operations:
Operating activities of discontinued operations	11	(9)	(122)
Investing activities of discontinued operations	66	(68)	(70)
Financing activities of discontinued operations	—	(8)	5
Net cash used in discontinued operations	77	(85)	(187)
Effect of exchange rate changes on cash and cash equivalents	(9)	7	(8)
Net increase (decrease) in cash, cash equivalents and restricted cash	21	(168)	(262)
Cash, cash equivalents and restricted cash at beginning of period	639	807	1,069
Cash, cash equivalents and restricted cash at end of period	660	639	807
Cash and cash equivalents of discontinued operations	—	(14)	(44)
Cash, cash equivalents and restricted cash at end of period — continuing operations	$660	$625	$763
Supplemental information on operating, investing, and financing activities
Cash interest paid, net of amounts capitalized and Timber notes/Non-recourse debt	$93	$34	$63
Cash taxes paid (refunded)	$(5)	$18	$48
Non-cash asset additions under capital leases	$24	$5	$9

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 26, 2015	554,835,306	$6	$2,607	$30	$(982)	$(58)	$1,603
Net income	—	—	—	—	529	—	529
Other comprehensive loss	—	—	—	(159)	—	—	(159)
Forfeiture of restricted stock	(6,945)	—	—	—	—	—	—
Exercise and release of incentive stock (including income tax benefits and withholding)	3,064,207	—	(2)	—	—	—	(2)
Amortization of long-term incentive stock grants	—	—	39	—	—	—	39
Dividends paid on common stock ($0.05 per share)	—	—	(26)	—	—	—	(26)
Repurchase of common stock	—	—	—	—	—	(132)	(132)
Balance at December 31, 2016	557,892,568	$6	$2,618	$(129)	$(453)	$(190)	$1,852
Net income	—	—	—	—	181	—	181
Other comprehensive income	—	—	—	51	—	—	51
Common stock issuance related to the CompuCom acquisition	43,758,974	—	135	—	—	—	135
Exercise and release of incentive stock (including income tax benefits and withholding)	8,702,452	—	(17)	—	—	—	(17)
Amortization of long-term incentive stock grants	—	—	29	—	—	—	29
Dividends paid on common stock ($0.10 per share)	—	—	(53)	—	—	—	(53)
Adjustment for adoption of accounting standard	—	—	1	—	(1)	—	—
Noncontrolling interest redemption value adjustment	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	—	—	—	—	(56)	(56)
Balance at December 30, 2017	610,353,994	$6	$2,711	$(78)	$(273)	$(246)	$2,120
Net income	—	—	—	—	104	—	104
Other comprehensive loss	—	—	—	(21)	—	—	(21)
Exercise and release of incentive stock (including income tax benefits and withholding)	4,064,910	—	(3)	—	—	—	(3)
Acquisition escrow shares returned	(248,200)	—	(1)	—	—	—	(1)
Dividends paid on common stock ($0.10 per share)	—	—	(55)	—	—	—	(55)
Amortization of long-term incentive stock grants	—	—	27	—	—	—	27
Adjustment for adoption of accounting standard	—	—	—	—	(4)	—	(4)
Repurchase of common stock	—	—	—	—	—	(39)	(39)
Other	—	—	(2)	—	—	—	(2)
Balance at December 29, 2018	614,170,704	$6	$2,677	$(99)	$(173)	$(285)	$2,126

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Office Depot, Inc. including consolidated subsidiaries (“Office Depot” or the “Company”) is a leading provider of business services and supplies, products and technology solutions. Through its banner brands Office Depot®, OfficeMax®, CompuCom® and Grand & Toy®, the Company offers its customers the tools and resources they need to focus on starting, growing and running their business. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP. Office Depot currently operates through wholly-owned entities and participates in other ventures and alliances. The Company’s corporate headquarters is located in Boca Raton, FL, and its primary website is www.officedepot.com.

At December 29, 2018, the Company had three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and the CompuCom Division. The CompuCom Division was formed after the acquisition of CompuCom Systems, Inc. (“CompuCom”) on November 8, 2017 and reflects the operations of that business. Refer to Note 2 for additional discussion about this acquisition.

Basis of Presentation: The consolidated financial statements of Office Depot include the accounts of all wholly owned and financially controlled subsidiaries prior to disposition. Also, the variable interest entities formed by OfficeMax in prior periods solely related to the Timber Notes and Non-recourse debt are consolidated because the Company is the primary beneficiary. Refer to Note 10 for additional information. The Company owns 88% of a subsidiary that formerly owned assets in Cuba, which were confiscated by the Cuban government in the 1960’s. Due to various asset restrictions, the fair value of this investment is not determinable, and no amounts are included in the consolidated financial statements. Intercompany transactions have been eliminated in consolidation.

In September 2016, the Company’s Board of Directors committed to a plan to sell substantially all of the Company’s International Division operations (the “International Operations”). Accordingly, those operations are presented herein as discontinued operations. The sale of the International Operations was complete as of June 30, 2018, therefore there were no remaining assets or liabilities of discontinued operations on the balance sheet. Refer to Note 5 for additional information regarding our Divisions and operations in geographic areas and Note 18 for Discontinued Operations information.

Fiscal Year: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Fiscal year 2016 includes 53 weeks, with the additional week occurring in the fourth quarter; all other years presented in the Consolidated Financial Statements consisted of 52 weeks. Certain subsidiaries, including CompuCom, operate on a calendar year basis; however, the reporting difference did not have a material impact in any period presented.

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

Foreign Currency: International operations in Canada, Mexico, India, Costa Rica and China use local currencies as their functional currency. Assets and liabilities are translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues, expenses and cash flows are translated at average monthly exchange rates, or rates on the date of the transaction for certain significant items. Translation adjustments resulting from this process are recorded in Stockholders’ equity as a component of Accumulated other comprehensive income (loss).

Foreign currency transaction gains or losses are recorded in the Consolidated Statements of Operations in Other income (expense), net or Cost of goods sold and occupancy costs, depending on the nature of the transaction.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents: All short-term highly liquid investments with original maturities of three months or less from the date of acquisition are classified as cash equivalents. Amounts in transit from banks for customer credit card and debit card transactions are classified as cash. The banks process the majority of these amounts within two business days.

Amounts not yet presented for payment to zero balance disbursement accounts of $27 million and $53 million at December 29, 2018 and December 30, 2017, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

At December 29, 2018, cash and cash equivalents from continuing operations held outside the United States amounted to $146 million.

Restricted Cash: Restricted cash consists primarily of short-term cash deposits having original maturity dates of twelve months or less that serve as collateral to certain of the Company’s letters of credit. Restricted cash is valued at cost, which approximates fair value. At December 29, 2018 and December 30, 2017, restricted cash amounted to $2 million and $3 million, respectively, and is included in Prepaid expenses and other current assets in the Consolidated Balance Sheets.

Receivables: Trade receivables totaled $655 million and $650 million at December 29, 2018 and December 30, 2017, respectively, net of an allowance for doubtful accounts of $10 million and $9 million, respectively, to reduce receivables to an amount expected to be collectible from customers.

Exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the United States or internationally. No single customer accounted for more than 10% of total sales or receivables in 2018, 2017 or 2016. Other receivables were $230 million and $281 million at December 29, 2018 and December 30, 2017, respectively, of which $183 million and $209 million, respectively, are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs.

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

Income Taxes: Income taxes are accounted for under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities attributable to differences between the carrying amounts and the tax bases of assets and liabilities and operating loss and tax credit carryforwards. Valuation allowances are recorded to reduce deferred tax assets to the amount believed to be more likely than not to be realized. The Company recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination. Interest related to income tax exposures is included in interest expense in the Consolidated Statements of Operations. Refer to Note 6 for additional information on income taxes.

Property and Equipment: Property and equipment additions are recorded at cost. Depreciation and amortization is recognized over the estimated useful lives using the straight-line method. The useful lives of depreciable assets are estimated to be 15-30 years for buildings and 3-10 years for furniture, fixtures and equipment. Computer software is amortized over three years for common office applications, five years for larger business applications and seven years for certain enterprise-wide systems. Leasehold improvements are amortized over the shorter of the estimated economic lives of the improvements or the terms of the underlying leases, including renewal options considered reasonably assured. The Company capitalizes certain costs related to internal use software that is expected to benefit future periods. These costs are amortized using the straight-line method over the 3 to 7 year expected life of the software. Major repairs that extend the useful lives of assets are capitalized and amortized over the estimated use period. Routine maintenance costs are expensed as incurred. Refer to Note 8 for additional information on property and equipment.

Goodwill and Other Intangible Assets: Goodwill is the excess of the cost of an acquisition over the fair value assigned to net tangible and identifiable intangible assets of the business acquired. The Company evaluates goodwill for impairment annually, as of the first day of the third quarter, or sooner if indications of possible impairment are identified. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or if the qualitative assessment indicates that the two-step quantitative analysis should be performed, the Company evaluates goodwill for impairment by comparing the fair value of a reporting unit to its carrying value, including the associated goodwill. The Company estimates the reporting unit’s fair value using discounted cash flow analysis and market-based evaluations, when available. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. During the third quarter of 2018, the Company performed its annual goodwill impairment test using a quantitative assessment that combines the income approach and the market approach valuation methodologies. As a result, the Company concluded that the fair value of each reporting unit exceeded their respective carrying amount as of the assessment date, which was the first day of the third quarter. Intangible assets determined to have finite lives are amortized on a straight line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to the Company’s future cash flows. The Company periodically reviews its amortizable intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization or asset impairment.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually. The Company evaluates its indefinite lived intangible assets for impairment annually, as of the first day of the third quarter, or sooner if indications of possible impairment are identified. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. Refer to Note 9 for additional information on goodwill and other intangible assets.

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

Facility Closure and Severance Costs: Store performance is regularly reviewed against expectations and stores not meeting performance requirements may be closed. During the third quarter of 2016, the Company initiated a plan to close up to 300 underperforming retail stores over a three-year period as part of the comprehensive business review (the “Comprehensive Business Review”). Through the end of 2018, the Company completed 154 retail store closures since announcing the Comprehensive Business Review. The Company expects to close approximately an additional 50 stores through the end of the program in 2019.

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

Accrued Expenses: Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets are accrued payroll-related amounts of $173 million and $180 million at December 29, 2018 and December 30, 2017, respectively.

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

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition: Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. For product sales, transfer of control occurs at a point in time, typically upon delivery to the customer. For service offerings, the transfer of control and satisfaction of the performance obligation is either over time or at a point in time. When performance obligations are satisfied over time, the Company evaluates the pattern of delivery and progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Revenue is recognized net of allowance for returns and net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling fees are included in Sales in the Consolidated Statements of Operations. Shipping and handling costs are considered fulfillment activities and are included in Cost of goods sold and occupancy costs in the Consolidated Statements of Operations. The Company recognizes sales, other than third-party software sales, on a gross basis when it is considered the primary obligor in the transaction and on a net basis when it is considered to be acting as an agent. Sales taxes collected are not included in reported Sales. The Company recognizes sales of third-party software on a net basis. The Company uses judgment in estimating sales returns, considering numerous factors such as historical sales return rates. The Company also records reductions to revenue for customer programs and incentive offerings including special pricing agreements, certain promotions and other volume-based incentives.

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

Beginning in the first quarter of 2018, the Company adopted a new revenue recognition standard. The new standard requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. Refer to the “New Accounting Standards,” section below for more information.

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

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Merger and Restructuring Expenses (Income), net: Merger and restructuring expenses (income), net in the Consolidated Statements of Operations includes amounts related to the business acquisitions made in 2018 and 2017, including CompuCom, the OfficeMax merger, the failed Staples acquisition, the Company’s 2017 multi-year strategic business transformation and the Company’s 2016 Comprehensive Business Review. The line items include charges and, where applicable, credits for components such as: acquisition related expenses, employee termination and retention, transaction and integration-related professional fees, facility closure costs, gains and losses on asset dispositions, and other incremental costs directly related to these activities, which are offset by merger termination fees.

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

Advertising: Advertising expenses are charged either to Selling, general and administrative expenses when incurred or, in the case of direct marketing advertising, capitalized and amortized in proportion to the related revenues over the estimated life of the materials, which range from several months to up to one year.

Advertising expenses recognized were $270 million in 2018, $264 million in 2017 and $272 million in 2016. Prepaid advertising expenses were $5 million as of December 29, 2018, $6 million as of December 30, 2017 and $11 million as of December 31, 2016.

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

The Company recognizes the funded status of its defined benefit pension, retiree medical benefit and life insurance plans in the Consolidated Balance Sheets, with changes in the funded status recognized primarily through accumulated other comprehensive income (loss), net of tax, in the year in which the changes occur. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, healthcare cost trends, benefit payment patterns and other factors. The Company also updates periodically its assumptions about employee retirement factors, mortality, and turnover. Refer to Note 15 for additional details.

Environmental and Asbestos Matters: Environmental and asbestos liabilities relate to acquired legacy paper and forest products businesses and timberland assets. The Company accrues for losses associated with these obligations when probable and reasonably estimable. These liabilities are not discounted. A receivable for insurance recoveries is recorded when probable.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Derivative Instruments and Hedging Activities: The Company is exposed to risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. Depending on the exposure, settlement timeframe and other factors, the Company may enter into derivative transactions to mitigate those risks. The Company records derivative instruments on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded in current income or deferred in accumulated other comprehensive income, depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedging transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income until the underlying hedged transactions are recognized in earnings, at which time any deferred hedging gains or losses are also recorded in earnings. If a derivative instrument is designated as a fair value hedge, changes in the fair value of the instrument are reported in current earnings and offset the change in fair value of the hedged assets, liabilities or firm commitments. At December 29, 2018 and December 30, 2017, the fair values of derivative instruments were not considered material and the Company had no material hedge transactions in 2018, 2017 or 2016.

Redeemable noncontrolling interest: As part of the purchase of CompuCom, the Company acquired a redeemable noncontrolling equity interest in Clearpath Holdings, LLC, a consolidated subsidiary of CompuCom. In April 2018, the Company acquired the remaining ownership interest in this subsidiary of CompuCom for cash consideration of $18 million. Clearpath Holdings, LLC controlled the redemption of the remaining ownership as it had the right to put or require CompuCom to purchase the remaining ownership interest. In December 2018, the Company sold this subsidiary resulting in a nominal gain on disposal. Refer to Note 2 for additional information. However, the disposal of this former subsidiary resulted in a tax benefit of $4 million due to a book-to-tax basis difference. Refer to Note 6 for additional information about the tax implication of this transaction.

New Accounting Standards:

Standards that are not yet adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for lessors will remain relatively unchanged. The accounting standards update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The initial standard required a modified retrospective transition approach, with application, including disclosures, in all comparative periods presented. In July 2018, the FASB approved an amendment to the new guidance that introduced an alternative modified retrospective transition approach granting companies the option of using the effective date of the new standard as the date of initial application. The Company will adopt the standard at the beginning of the first quarter of 2019 using this alternative transition approach.

Substantially all of the Company’s retail store locations, supply chain facilities, certain corporate facilities and copy print equipment are subject to operating lease accounting per the new requirements. While the Company is still looking at recent acquisitions, upon the adoption of this new lease accounting standard, the Company is expecting to recognize right-of-use assets and related liabilities of approximately $1.4 - $1.6 billion on its Consolidated Balance Sheet. These balances will change as the Company’s lease portfolio changes as a result of lease modifications or new leases. The right-of-use assets are based upon the lease liabilities adjusted for deferred rent liability carry-over, unamortized tenant allowance assets, and impairment charges of right-of-use assets recognized at transition as a debit to accumulated deficit.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company elected the transition package of practical expedients that is permitted by the standard. The package of practical expedients allows the Company to not reassess previous accounting conclusions regarding whether existing arrangements are or contain leases, the classification of existing leases, and the treatment of initial direct costs. The Company did not elect the hindsight transition practical expedient allowed for by the new standard, which allows entities to use hindsight when determining lease term and impairment of right of use assets. Additionally, the Company elected certain other practical expedients offered by the new standard which it will apply to all asset classes, including the option not to separate lease and non-lease components and instead to account for them as a single lease component and the option not to recognize right of use assets and related liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less).

Income Taxes

In February 2018, the FASB issued an accounting standard update to address a specific consequence of the Tax Cuts and Jobs Act passed by the United States Congress on December 22, 2017 (“Tax Cuts and Jobs Act”). This accounting update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The standard eliminates the stranded tax effects that were created as a result of the reduction of the historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The accounting update was effective January 1, 2019, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company elected not to reclassify stranded tax effects as permitted under the standard.

Cloud computing arrangements

In August 2018, the FASB issued an accounting standard update that provides guidance regarding the accounting for implementation costs in cloud computing arrangements. This accounting update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will not have a material impact on its Consolidated Financial Statements.

Defined benefit plan

In August 2018, the FASB issued an accounting standard update that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This accounting update is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will not have a material impact on its Consolidated Financial Statements.

Fair value measurements

In August 2018, the FASB issued an accounting standard update that adds, removes, and modifies certain disclosure requirements related to fair value measurements. This accounting update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will not have a material impact on its Consolidated Financial Statements

Standards that were adopted

Revenue recognition

In May 2014, the FASB issued a new standard that supersedes most current revenue recognition guidance and modifies the accounting for certain costs associated with revenue generation. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The standard provides a number of steps to follow to achieve that principle and requires additional financial statement disclosures related to the nature, timing, amount and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new revenue standard on the first day of fiscal 2018, using the modified retrospective method, and applied the standard to contracts that were not complete as of the adoption date. As a result of applying this adoption method, the Company recognized a cumulative effect adjustment of $4 million, net of tax, to its accumulated deficit related to deferral of revenues for its loyalty program as of the first day of fiscal 2018.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The most significant impact of the standard on the Company relates to revenues from sales of third-party software which were previously reported on a gross basis, but are reported on a net basis under the new standard, with no change in timing of recognition or impact to gross profit, earnings or cash flows. This impact resulted in a reduction in both sales from services and cost of services of $57 million in 2018. The adoption of the standard also resulted in minor changes related to the timing of revenue recognition associated with the Company’s loyalty program due to the impact of the loyalty program being presented as a deferral of revenues under the new standard rather than as cost of sales accruals under the previous accounting rules. In addition, the Company’s balance sheet presentation of its sales return reserve has changed to present a separate return asset and liability, instead of the net presentation used in prior periods. The return asset and liability are included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheet. Revenue recognition related to all other products and services remains substantially unchanged.

The following tables summarize the impact of adopting the new standard on the Company’s Consolidated Statement of Operations in 2018 and Consolidated Balance Sheet as of December 29, 2018. Adoption of the new standard had no impact to the cash flows from operating, financing, or investing activities in the Company’s Consolidated Statements of Cash Flows.

	2018
(In millions)	As reported	As if the previous accounting guidance was in effect
Sales:
Products	$9,322	$9,318
Services	1,693	1,750
Total sales	11,015	11,068
Cost of goods sold and occupancy costs:
Products	7,313	7,311
Services	1,151	1,208
Total cost of goods sold and occupancy costs	8,464	8,519
Gross profit	2,551	2,549
Net income	104	103
Diluted earnings per share	$0.19	$0.18

	December 29, 2018
(In millions)	As reported	As if the previous accounting guidance was in effect
Receivables, net	$885	$888
Prepaid expenses and other current assets	75	68
Deferred income taxes	284	282
Accrued expenses and other current liabilities	978	973
Stockholders’ equity	2,126	2,126

As part of its adoption of the new standard, the Company also implemented new internal controls and key system functionality to enable the preparation of financial information on adoption. Refer to Note 4 for additional disclosures required as a result of the adoption of this new standard.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined benefit plan

In March 2017, the FASB issued an accounting standards update which changed the income statement presentation of defined benefit plan expense by requiring that an employer report the service cost component of pension costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit pension cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of operating income. The Company adopted the new accounting standards update in the first quarter of 2018. The Company has presented the other components of net periodic benefit cost in Other income, net on the Consolidated Statements of Operations, while the service cost component of pension costs continues to be presented in Selling, general and administrative expenses. Adoption of this new accounting standards update required a retrospective reclassification of $14 million and $13 million net pension benefit in 2017 and 2016, respectively, from Selling, general and administrative expenses to Other income, net. There is no impact on the Company’s Net Income, the Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

NOTE 2. ACQUISITIONS

Over the last two years, the Company has been undergoing a strategic business transformation to pivot into an integrated business-to-business (“B2B”) distribution platform, with the objective of expanding its product offerings to include value-added services and capture greater market share. As part of this transformation, the Company acquired seven businesses during 2018. Six of these acquisitions consist of small independent regional office supply distribution businesses that expanded the reach of the Company’s distribution network in geographic areas that were previously underserved. Of these six acquisitions, one was completed in the first quarter of 2018, three were completed in the third quarter of 2018, and two were completed in the fourth quarter of 2018. In addition, the Company’s acquisition of an enterprise IT solutions integrator and managed services provider in the first quarter of 2018 provides the Company with a platform for selling or providing Internet of Things (“IoT”) related hardware and projects to the education market. IoT refers to the connection of intelligent systems and devices to allow them to automatically share information so that systems and devices work intelligently together to develop and enhance solutions and reduce human intervention.

The aggregate total purchase consideration, including contingent consideration, for the acquisitions completed in 2018 was approximately $114 million, subject to certain customary post-closing adjustments. The aggregate purchase price was primarily funded with cash on hand, with the remainder consisting of contingent consideration, originally estimated to be $15 million. During 2018, the Company recognized an incremental $13 million associated with its contingent consideration liability as the actual results of operations of the entity acquired exceeded the original estimate. The majority of the $28 million contingent consideration balance as of December 29, 2018 will be paid in the first quarter of 2019. The acquisitions were treated as purchases in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction including goodwill and other intangible assets. The Company has performed a preliminary purchase price allocation of the aggregate purchase price, excluding the incremental $13 million contingent consideration discussed above, to the estimated fair values of assets and liabilities acquired in the transactions, including $12 million of customer relationship intangible assets and $70 million of goodwill. The remaining aggregate purchase price was primarily allocated to working capital accounts. These assets and liabilities are included in the balance sheet as of December 29, 2018. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. Changes in fair value of the contingent consideration may result in additional transaction related expenses. The operating results of the office supply distribution businesses are combined with the Company’s operating results subsequent to their purchase dates, and are included in the Business Solutions Division. The operating results of the technology business is combined with the Company’s operating results subsequent to its purchase date and is included in the CompuCom Division. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses, individually and in the aggregate, are not material to the Company.

In 2017, the Company acquired CompuCom, which is described below, three small independent regional office supply distribution businesses with similar market and product characteristics to the six acquisitions described in the preceding paragraph, and one small independent business focused on cleaning and breakroom supplies. The operating results of the regional office supply distribution businesses and the small independent business are combined with the Company’s operating results subsequent to their purchase dates, and are included in the Business Solutions Division. The operating results of CompuCom is combined with the Company’s operating results subsequent to its purchase date and is included in the CompuCom Division.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 8, 2017, the Company completed its acquisition of CompuCom. CompuCom sells information technology (“IT”) outsourcing services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including end user computing support, managed IT services, data center monitoring and management, service desk, network infrastructure, IT workforce solutions, mobile device management and cloud services. Office Depot acquired CompuCom to accelerate its pursuit of topline growth by offering IT support services to all of its customers, including enterprise, small and medium sized businesses. The Company acquired all of the capital stock of CompuCom for approximately $937 million and performed the preliminary purchase price allocation as of the acquisition date.

As part of the purchase of CompuCom, the Company acquired a redeemable noncontrolling equity interest in Clearpath Holdings, LLC, a consolidated subsidiary of CompuCom. In April 2018, the Company acquired the remaining ownership interest in this subsidiary of CompuCom for cash consideration of $18 million. Clearpath Holdings, LLC controlled the redemption of the remaining ownership as it had the right to put or require CompuCom to purchase the remaining ownership interest. In December 2018, the Company sold Clearpath Holdings, LLC resulting in a nominal gain on disposal. However, the disposal of this former subsidiary resulted in a tax benefit of $4 million due to a book-to-tax basis difference. Refer to Note 6 for additional information about the tax implication of this transaction.

Based on new information received, the purchase price allocations of the companies acquired in 2017, including CompuCom, have been adjusted during the respective measurement periods. These adjustments were insignificant individually and in the aggregate to the Company’s Consolidated Financial Statements. The measurement periods for acquisitions completed in 2017 closed within 2018.

The following table presents the preliminary and final allocation of purchase consideration for CompuCom to the assets acquired and liabilities assumed as of the acquisition date.

(In millions)	Preliminary	Final
Cash and cash equivalents	$19	$21
Receivables	244	239
Inventories	24	24
Prepaid expenses and other current assets	21	20
Property and equipment	75	75
Intangible assets (a)	386	386
Other assets	9	13
Accounts payable	(72)	(77)
Accrued expenses and other current liabilities	(139)	(140)
Debt	(6)	(6)
Deferred income taxes and other long-term liabilities and Noncontrolling interest	(66)	(67)
Total identifiable net assets	495	488
Goodwill	442	449
Total	$937	$937

(a)	Intangible assets acquired consist of customer relationships of $297 million, developed technology of $19 million, and trade names of $70 million.

The adjustments to the CompuCom purchase price allocation recorded in 2018 were the result of additional information obtained within the measurement period, and include a decrease in Receivables of $5 million and increases in Other assets and Accounts payable of $4 million and $5 million, respectively. The allocation of purchase consideration was finalized in the fourth quarter of 2018.

In January 2019 the Company acquired two small independent regional office supply distribution businesses in the U.S. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses, individually and in the aggregate, are not material to the Company.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. MERGER AND RESTRUCTURING ACTIVITY

In recent years, the Company has taken actions to optimize its asset base and drive operational efficiencies. These actions include acquiring businesses, closing underperforming stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger and restructuring expenses (income), net on a separate line in the Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service its customers. These expenses are not included in the determination of Division operating income. The table below summarizes the major components of Merger and restructuring expenses (income), net.

(In millions)	2018	2017	2016
Merger and transaction related expenses
Severance and retention	$11	$—	$—
Transaction and integration	35	37	37
Facility closure, contract termination and other expenses, net	10	5	27
Total Merger and transaction related expenses	56	42	64
Terminated Staples Acquisition (income) expenses
Retention	—	—	15
Transaction	—	—	43
Termination Fee	—	—	(250)
Total Terminated Staples Acquisition (income) expenses	—	—	(192)
Restructuring expenses
Severance	—	28	22
Facility closure, contract termination, professional fees and other expenses, net	16	24	26
Total Restructuring expenses	16	52	48
Total Merger and restructuring expenses (income), net	$72	$94	$(80)

Merger and transaction related expenses

Severance and retention in 2018 include expenses related to the integration of staff functions in connection with business acquisitions and are expensed through the severance and retention period. Transaction and integration include legal, accounting, and other third-party expenses incurred in connection with acquisitions and business integration activities. Transaction and integration expenses in 2018 primarily consist of $30 million incurred for the CompuCom acquisition, with the remaining $5 million relating to the OfficeMax merger. All integration activities associated with the OfficeMax merger were completed in 2018. Transaction and integration expenses in 2017 include both costs incurred for the CompuCom acquisition and the OfficeMax merger.

Facility closure, contract termination and other expenses, net primarily relate to facility closure accruals, contract termination costs, gains and losses on asset dispositions, and accelerated depreciation.

Merger and transaction related expenses in 2016 relate entirely to the OfficeMax merger.

Terminated Staples Acquisition

The Staples Merger Agreement was terminated on May 16, 2016, and no further expenses were recognized thereafter.

Restructuring expenses

During 2017, the Company announced a multi-year strategic transformation to pivot from a traditional office product retailer to an integrated B2B distribution provider of business services and supplies, products and technology solutions which included the acquisition of CompuCom. As part of this strategy, the Company is expanding its technology and business service offerings, and is accelerating the offering of new subscription-based services to address the needs of small, medium and enterprise businesses. Restructuring expenses in 2018 and 2017 included professional fees of $11 million and $2 million, respectively, associated with this strategic plan. All activities associated with the multi-year strategic transformation plan were completed in 2018.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2016, the Company announced a comprehensive business review strategy (the “Comprehensive Business Review”), which contemplated the closure of up to approximately 300 retail stores in North America over a three-year period, and the reduction of operating and general and administrative expenses through efficiencies and organizational optimization. Under this program, the Company closed 19 stores in 2018, 63 stores in 2017 and 72 stores in 2016 (for a total of 154 stores closed). The Company expects to close approximately 50 additional stores through the end of the program in 2019. In connection with the Comprehensive Business Review, the Company recognized restructuring expenses of $5 million, $50 million and $48 million in 2018, 2017 and 2016, respectively, which include severance, facility closure costs, contract termination, accelerated depreciation, professional fees, relocation and disposal gains and losses, as well as other costs associated with the store closures.

Asset impairments related to the restructuring initiatives are not included in the table above. Refer to Note 16 for further information.

Merger and Restructuring Accruals

The activity in the merger and restructuring accruals in 2018 and 2017 is presented in the table below.

(In millions)	Beginning Balance	Charges Incurred	Cash Payments	Ending Balance
2018
Termination benefits:
Merger-related accruals	$1	$9	$(7)	$3
Comprehensive Business Review	4	—	(4)	—
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	18	5	(13)	10
Comprehensive Business Review	9	6	(10)	5
Total	$32	$20	$(34)	$18
2017
Termination benefits:
Merger-related accruals	$5	$1	$(5)	$1
Comprehensive Business Review	8	28	(32)	4
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	40	22	(44)	18
Comprehensive Business Review	13	14	(18)	9
Total	$66	$65	$(99)	$32

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Consolidated Balance Sheets.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. REVENUE RECOGNITION

Products and Services Revenue

The following table provides information about disaggregated revenue by Division, and major products and services categories.

	2018
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$2,942	$1,753	$—	$10	$4,705
Technology	1,307	1,938	233	(7)	3,471
Furniture and other	725	414	—	7	1,146
Services
Technology	1	28	843	(4)	868
Copy, print, and other	307	508	10	—	825
Total	$5,282	$4,641	$1,086	$6	$11,015

Products revenue

Products revenue includes the sale of (1) supplies such as paper, writing instruments, office supplies, cleaning and breakroom items, (2) technology related products such as toner and ink, printers, computers, tablets and accessories, electronic storage, and (3) furniture and other products such as desks, seating, and luggage.

The Company sells its supplies, furniture and other products through its Business Solutions and Retail Divisions, and its technology products through all three Divisions. Customers can purchase products through the Company’s call centers, electronically through its internet sites, or through its retail stores. Revenues from supplies, technology, and furniture and other product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer.

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

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts in 2018.

Products are generally sold with a right of return and the Company may provide other incentives, such as rebates and coupons, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The Company estimates returns and incentives at contract inception and includes the amount in the transaction price for which significant reversal is not probable. These estimates are updated at the end of each reporting period as additional information becomes available.

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and a deferred liability is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of December 29, 2018, the Company had $12 million of deferred liability related to the loyalty program, which is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company recognizes revenue in certain circumstances before product delivery occurs (commonly referred to as bill-and-hold transactions). Revenue from bill-and-hold transactions is recognized when all specific requirements for transfer of control under a bill-and-hold arrangement have been met which include, among other things, a request from the customer that the product be held for future scheduled delivery. For these bill-and-hold arrangements, the associated product inventory is identified separately as belonging to the customer and is ready for physical transfer.

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

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to deferred contract acquisition costs (refer to the section “Costs to Obtain a Contract” below) and if applicable, the Company’s conditional right to consideration for completed performance under a contract. The short and long-term components of contract assets in the table below are included in Prepaid expenses and other current assets, and Other assets, respectively, in the Consolidated Balance Sheets. Contract liabilities include payments received in advance of performance under the contract, and are recognized as revenue when the performance obligation is completed under the contract, as well as accrued contract acquisition costs, liabilities related to the Company’s loyalty program and gift cards. The short and long-term components of contract liabilities in the table below are included in Accrued expenses and other current liabilities, and Deferred income taxes and other long-term liabilities, respectively, in the Consolidated Balance Sheets.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	As of	At adoption as of the
(In millions)	December 29, 2018	beginning of fiscal 2018
Trade receivables, net	$655	$650
Short-term contract assets	22	20
Long-term contract assets	17	11
Short-term contract liabilities	52	60
Long-term contract liabilities	1	—

In 2018, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $35 million in 2018 which were included in the short-term contract liability balance at the beginning of the period. There were no contract assets and liabilities that were recognized in 2018 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of the period that transferred to receivables in 2018.

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

Costs to Obtain a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be capitalized. These costs are periodically reviewed for impairment, and are amortized on a straight-line basis over the expected period of benefit. As of December 29, 2018, capitalized acquisition costs amounted to $39 million, which is reflected in short-term contract assets and long-term contract assets in the table above. In 2018, amortization expense was $33 million, and there was no impairment loss in relation to costs capitalized. The Company had no asset impairment charges related to contract assets in the periods presented herein.

NOTE 5. SEGMENT INFORMATION

At December 29, 2018, the Company had three reportable segments: Business Solutions Division, Retail Division and the CompuCom Division. The Business Solutions Division sells nationally branded as well as the Company’s private branded office supply and adjacency products and services to customers in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through the Company’s Internet websites. The Retail Division includes retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, print, cleaning, breakroom and facilities products, and office furniture as well as business services including copying, printing, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are also facilitated through the Company’s regional print production centers. The CompuCom Division sells information technology (“IT”) outsourcing services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including end user computing support, managed IT services, data center monitoring and management, service desk, network infrastructure, IT workforce solutions, mobile device management and cloud services.

The retained global sourcing operations previously included in the former International Division are not significant and have been presented as Other. Also included in Other is the elimination of intersegment revenues of $11 million in 2018. There were no intersegment revenues in 2017 and 2016.

The office supply products and services offered by the Business Solutions Division and the Retail Division are similar, but the CompuCom Division’s offerings are focused on IT services and related products. The Company’s three operating segments are the three reportable segments. The Business Solutions Division, the Retail Division and the CompuCom Division are managed separately as they represent separate channels in the way the Company serves its customers and are managed accordingly. The accounting policies for each segment are the same as those that are described in Note 1. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Business Solutions Division, the Retail Division and the CompuCom Division, including

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset impairments, Merger and restructuring expenses (income), net, and Legal expense accrual, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities. In addition, the Company regularly evaluates the appropriateness of the reportable segments based on how the business is managed, including decision-making about resources allocation and assessing performance of the segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, the current reportable segments may change in the future.

A summary of significant accounts and balances by segment, reconciled to consolidated totals, after the elimination of discontinued operations for all periods is as follows.

(In millions)		Business Solutions Division	Retail Division	CompuCom Division	Other	Corporate and Discontinued Operations*	Consolidated Total
Sales	2018	$5,282	$4,641	$1,086	$6	$—	$11,015
	2017	5,108	4,962	156	14	—	10,240
	2016	5,400	5,603	—	18	—	11,021
Division operating income	2018	243	193	17	(2)	—	451
	2017	262	254	8	(3)	—	521
	2016	265	299	—	1	—	565
Capital expenditures	2018	43	108	14	—	22	187
	2017	45	78	5	—	13	141
	2016	42	58	—	—	11	111
Depreciation and amortization	2018	64	83	38	—	7	192
	2017	62	78	5	—	14	159
	2016	69	90	—	—	22	181
Charges for losses on receivables and inventories	2018	3	32	2	—	—	37
	2017	8	62	—	—	—	70
	2016	20	58	—	—	—	78
Assets	2018	1,686	1,277	1,033	6	2,164	6,166
	2017	1,693	1,270	1,184	5	2,171	6,323

*

Amounts included in “Corporate and Discontinued Operations” consist of (i) assets (including all cash and cash equivalents) and depreciation related to corporate activities of continuing operations, and (ii) assets of discontinued operations amounting to $139 million at December 30, 2017.

A reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

(In millions)	2018	2017	2016
Division operating income	$451	$521	$565
Add/(subtract):
Asset impairments	(7)	(4)	(15)
Merger and restructuring income (expenses), net	(72)	(94)	80
Legal expense accrual	(25)	—	—
Unallocated expenses	(93)	(96)	(112)
Interest income	25	22	22
Interest expense	(121)	(62)	(80)
Loss on extinguishment and modification of debt	(15)	—	(15)
Other income, net	15	12	14
Income from continuing operations before income taxes	$158	$299	$459

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There is no single customer that accounts for 10% or more of the Company’s total sales in 2018, 2017 or 2016.

As of December 29, 2018, goodwill totaled $914 million, of which $387 million was recorded in the Business Solutions Division, $78 million in the Retail Division and $449 million in the CompuCom Division.

NOTE 6. INCOME TAXES

The components of income from continuing operations before income taxes consisted of the following:

(In millions)	2018	2017	2016
United States	$138	$295	$445
Foreign	20	4	14
Total income from continuing operations before income taxes	$158	$299	$459

The income tax expense related to income from continuing operations consisted of the following:

(In millions)	2018	2017	2016
Current:
Federal	$3	$4	$17
State	7	3	6
Foreign	9	9	3
Deferred:
Federal	27	152	(210)
State	13	(17)	(37)
Foreign	—	2	1
Total income tax expense (benefit)	$59	$153	$(220)

The following is a reconciliation of income taxes at the U.S. Federal statutory rate to the provision for income taxes:

(In millions)	2018	2017	2016
Federal tax computed at the statutory rate	$33	$105	$160
State taxes, net of Federal benefit	10	12	(20)
Foreign income taxed at rates other than Federal	5	2	—
Decrease in valuation allowance	(3)	(36)	(349)
Non-deductible Merger expenses	—	3	—
Other non-deductible expenses and settlements	10	—	3
Tax basis differences in Investment in Subs	(4)	—	—
Non-taxable income and additional deductible expenses	(1)	(4)	(13)
Change in unrecognized tax benefits	1	—	(3)
Impact of Tax Reform	—	68	—
Impact of stock compensation shortfall	5	3	—
Repatriation of foreign earnings	—	3	—
Subpart F and dividend income, net of foreign tax credits	—	—	2
Other items, net	3	(3)	—
Income tax expense (benefit)	$59	$153	$(220)

The Company’s effective income tax rate in 2018 differs from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act primarily due to the impact of excess tax deficiencies associated with stock-based compensation awards, a potential nondeductible legal settlement, the impact of state taxes and certain nondeductible items, and the mix of income and losses across U.S. and non-U.S. jurisdictions. As prior years’ equity awards granted at a higher fair value vest, previously recognized deferred tax benefits on the excess compensation expense are reversed, thus causing a tax deficiency. In addition, the Company completed several acquisitions and dispositions, some of which resulted in the recognition of gain or loss for tax purposes that differed from the amount recognized for GAAP purposes. The Company’s effective tax rate in 2017 varied considerably as a result of three primary factors, 1) the impact of the enactment of the Tax Cuts and Jobs Act, 2) the mix of income and losses across U.S. and non-U.S. jurisdictions, and 3) the

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reduction of previously established valuation allowances against deferred tax assets. The Company’s effective tax rate in 2016 varied considerably as a result of two primary factors, 1) the mix of income and losses across U.S. and non-U.S. jurisdictions, and 2) the reduction of previously established valuation allowances against deferred tax assets. During 2018 and 2017, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to the dispositions of the international businesses and improved operating results. In addition, during 2017 and 2016, a large portion of the Company’s deferred tax assets that previously were not realizable, became realizable, thereby, causing significant reductions in previously established valuation allowances. As a result, the Company’s effective tax rates were 37% in 2018, 51% in 2017 and (48%) in 2016.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted and includes, but is not limited to, significant changes to U.S. federal tax law including a U.S. federal corporate tax rate reduction from 35% to 21% effective January 1, 2018, changes to the U.S. federal taxation of foreign sourced earnings and a one-time deemed repatriation transition tax. In accordance with ASC 740, “Income Taxes”, the impact of a change in tax law is recorded in the period of enactment. During the fourth quarter of 2017, the Company recorded a material, non-cash, change in its deferred income tax balances of approximately $68 million related to the U.S. federal corporate tax rate reduction. The Company estimates that its deemed repatriation transition tax liability will not be material due to its limited international operations.

Also, on December 22, 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act. SAB 118 provides a measurement period not to exceed twelve months for companies to complete this accounting. In 2018, the Company concluded that the remeasurement of deferred income tax balances recorded in 2017 did not materially change. Additionally, the Company reaffirmed its estimate of deemed repatriation transition tax liability will not be material due to its limited international operations.

During the third quarter of 2017 and 2016, the Company concluded that it was more likely than not that a benefit from a significant portion of its U.S. federal and state deferred tax assets would be realized. This conclusion was based on detailed evaluations of all available positive and negative evidence and the weight of such evidence, the current financial position and results of operations for the current and preceding years, and the expectation of continued earnings. The Company determined that its U.S. federal and state valuation allowance should be reduced by approximately $40 million in 2017, with approximately $37 million in the third quarter of 2017 as a discrete non-cash income tax benefit and the remainder as an adjustment to the estimated annual effective tax rate. The Company determined that approximately $382 million of its U.S. federal and state valuation allowance should be reduced in 2016.

The Company operates in several foreign jurisdictions with income tax rates that differ from the U.S. Federal statutory rate, which resulted in an expense for 2018 and 2017 presented in the effective tax rate reconciliation. Significant foreign tax jurisdictions for which the Company realized such expense are Canada and Puerto Rico after the sale of the other international operations.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred income tax assets and liabilities consisted of the following:

	December 29,	December 30,
(In millions)	2018	2017
U.S. and foreign loss carryforwards	$253	$253
Deferred rent credit	35	33
Pension and other accrued compensation	65	50
Accruals for facility closings	5	8
Inventory	11	13
Self-insurance accruals	21	24
Deferred revenue	17	20
U.S. and foreign income tax credit carryforwards	227	237
Allowance for bad debts	4	4
Accrued expenses	20	19
Basis difference in fixed assets	30	46
Gross deferred tax assets	688	707
Valuation allowance	(142)	(144)
Deferred tax assets	546	563
Internal software	11	6
Installment gain on sale of timberlands	172	172
Intangibles	96	96
Undistributed foreign earnings	4	5
Deferred tax liabilities	283	279
Net deferred tax assets	$263	$284

As of December 29, 2018, and December 30, 2017, deferred income tax liabilities amounting to $20 million and $21 million, respectively, are included in Deferred income taxes and other long-term liabilities.

As of December 29, 2018, the Company has utilized all of its U.S. Federal net operating loss (“NOL”) carryforwards with the exception the NOLs acquired as part of the CompuCom acquisition. The Company has $106 million of Federal, $102 million of foreign and $1.2 billion of state NOL carryforwards. Of the Federal NOL carryforwards, none will expire in 2019 with the remainder expiring between 2020 and 2033. Of the foreign NOL carryforwards, $47 million can be carried forward indefinitely, none will expire in 2019 and the remaining balance will expire between 2020 and 2038. Of the state NOL carryforwards, $23 million will expire in 2019, and the remaining balance will expire between 2020 and 2038. The Company has Federal capital loss carryover available to offset future capital gains generated of $609 million which expires in 2021, 2022 and 2023, and state capital loss carryforwards of $548 million which expire in 2021, 2022 and 2023. The Company also has $89 million of U.S. Federal alternative minimum tax credit carryforwards, which can be used to reduce future regular federal income tax, if any, over an indefinite period. In addition, due to the enactment of new legislation, a portion of the credits can be refunded in future tax years.

Additionally, the Company has $125 million of U.S. Federal foreign tax credit carryforwards, which expire between 2019 and 2028, and $14 million of state and foreign tax credit carryforwards, $2 million of which can be carried forward indefinitely, and the remaining balance will expire between 2023 and 2028.

As of December 29, 2018, the Company has not triggered an “ownership change” as defined in Internal Revenue Code Section 382 or other similar provisions that would limit the use of NOL and tax credit carryforwards.

However, the Company did acquire certain NOLs and other credit carryforwards that may be limited as a result of the purchase. However, if the Company were to experience an ownership change in future periods, the Company’s deferred tax assets and income tax expense may be negatively impacted. Deferred income taxes have been provided on all undistributed earnings of foreign subsidiaries.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the activity related to valuation allowances for deferred tax assets:

(In millions)	2018	2017	2016
Beginning balance	$144	$140	$522
Additions, charged to expense	—	4	—
Acquired via Merger	—	1	—
Impact of Tax Reform	—	40	—
Reductions	(2)	(41)	(382)
Ending balance	$142	$144	$140

During 2018, the Company released a small portion of its valuation allowance related to certain credits that are expected to be utilized prior to expiration. As of December 29, 2018, the Company continues to have a U.S. valuation allowance for certain U.S. federal credits and certain state tax attributes, which relate to deferred tax assets that require certain types of income or for income to be earned in certain jurisdictions in order to be realized. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections could impact this evaluation in future periods.

The Company’s total valuation allowance increased during 2017 due to several factors. A portion of the deferred assets acquired as part of the CompuCom deal had existing valuation allowances that increased the Company’s balance. The Company recognized a net income tax benefit of $36 million associated with the reduction of valuation allowances in the U.S. federal and state jurisdictions offset by the establishment of valuation allowances in the U.S. and certain jurisdictions that the Company does not expect to be profitable. As a result of enacted legislation, the Company reestablished a valuation allowance of $40 million on certain of its Federal credits offset by a reduction in the required valuation allowances due to the statutory rate change.

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

The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2018	2017	2016
Beginning balance	$20	$14	$18
Increase related to current year tax positions	—	—	1
Increase related to merger	—	8	—
Increase (decrease) related to prior year tax positions	1	(1)	—
Decrease related to lapse of statute of limitations	—	—	—
Decrease related to settlements with taxing authorities	(1)	(1)	(5)
Ending balance	$20	$20	$14

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the balance of $20 million at December 29, 2018, are $10 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The difference of $10 million primarily results from tax positions which if sustained would be offset by changes in deferred tax assets. It is not anticipated that certain tax positions will be resolved within the next 12 months, which would decrease the Company’s balance of unrecognized tax benefits. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

As part of the CompuCom acquisition, the Company’s unrecognized tax benefits increased by $8 million in 2017. Approximately, $3 million of the unrecognized tax benefit is currently covered under an indemnification agreement with a predecessor owner of CompuCom.

Due to the completion of the Internal Revenue Service (“IRS”) examination for 2014, the Company’s balance of unrecognized tax benefits decreased by $4 million during 2016, which did impact income tax expense by $3 million due to an offsetting change in valuation allowance.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. The Company recognized immaterial interest and penalty expense in 2018 and 2017 and interest and penalty expense of $3 million in 2016. The Company had approximately $7 million accrued for the payment of interest and penalties as of December 29, 2018, including $1 million acquired as part of the CompuCom merger, which is not included in the table above.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years before 2017 and 2013, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal income tax examination and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years before 2013. The U.S. federal income tax return for 2017 is currently under review. Generally, the Company is subject to routine examination for years 2012 and forward in its international tax jurisdictions.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. EARNINGS PER SHARE

The following table presents the calculation of net earnings (loss) per common share — basic and diluted:

(In millions, except per share amounts)	2018	2017	2016
Basic Earnings Per Share
Numerator:
Net income from continuing operations	$99	$146	$679
Income (loss) from discontinued operations, net of tax	5	35	(150)
Net income	$104	$181	$529
Denominator:
Weighted-average shares outstanding	553	522	539
Basic earnings (loss) per share:
Continuing operations	$0.18	$0.28	$1.26
Discontinued operations	0.01	0.07	(0.28)
Net basic earnings per share	$0.19	$0.35	$0.98
Diluted Earnings Per Share
Numerator:
Net income from continuing operations	$99	$146	$679
Income (loss) from discontinued operations, net of tax	5	35	(150)
Net income	$104	$181	$529
Denominator:
Weighted-average shares outstanding	553	522	539
Effect of dilutive securities:
Stock options and restricted stock	11	13	10
Diluted weighted-average shares outstanding	564	535	549
Diluted earnings (loss) per share
Continuing operations	$0.18	$0.27	$1.24
Discontinued operations	0.01	0.06	(0.27)
Net diluted earnings per share	$0.19	$0.34	$0.96

Awards of options and nonvested shares representing an additional 5 million, 4 million and 6 million shares of common stock were outstanding for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 29,	December 30,
(In millions)	2018	2017
Land	$53	$59
Buildings	281	287
Computer software	588	512
Leasehold improvements	649	640
Furniture, fixtures and equipment	787	733
Construction in progress	70	37
	2,428	2,268
Less accumulated depreciation	(1,665)	(1,543)
Total	$763	$725

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The above table of property and equipment includes assets held under capital leases as follows:

	December 29,	December 30,
(In millions)	2018	2017
Buildings	$42	$42
Furniture, fixtures and equipment	100	87
	142	129
Less accumulated depreciation	(108)	(96)
Total	$34	$33

Depreciation expense was $114 million in 2018, $111 million in 2017 and $124 million in 2016.

Included in computer software and construction in progress above are capitalized software costs of $589 million and $545 million at December 29, 2018 and December 30, 2017, respectively. The unamortized amounts of the capitalized software costs are $118 million and $122 million at December 29, 2018 and December 30, 2017, respectively. Amortization of capitalized software costs totaled $46 million, $39 million and $47 million in 2018, 2017 and 2016, respectively. Software development costs that do not meet the criteria for capitalization are expensed as incurred.

Estimated future amortization expense related to capitalized software at December 29, 2018 is as follows:

(In millions)
2019	$45
2020	35
2021	23
2022	11
2023	4
Thereafter	—

The weighted average remaining amortization period for capitalized software is 3 years.

Other assets held for sale

Certain facilities that were part of continuing operations, but had been identified for closure through integration and other activities, were accounted for as assets held for sale. Assets held for sale primarily consists of supply chain facilities and are presented in Prepaid expenses and other current assets in the Consolidated Balance. The assets held for sale activity in 2018 is presented in the table below.

(In millions)
Balance as of December 30, 2017	$—
Additions	6
Balance as of December 29, 2018	$6

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The components of goodwill by segment are provided in the following table:

(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Total
Balance as of December 30, 2017	$328	$78	$445	$851
Acquisitions	57	—	13	70
Foreign currency rate impact	—	—	(12)	(12)
Purchase accounting adjustments	2	—	7	9
Sale of Clearpath Holdings, LLC	—	—	(4)	(4)
Balance as of December 29, 2018	$387	$78	$449	$914

Goodwill in the Business Solutions Division in the table above is net of $349 million of accumulated impairment loss recognized in 2008.

Purchase accounting adjustments primarily relate to goodwill associated with 2017 acquisitions as disclosed in Note 2. These adjustments were made during the respective measurement periods and were based on the receipt of new information about the balances at the time of acquisition. The measurement periods for acquisitions completed in 2017 closed within 2018.

Goodwill of $4 million was allocated to the Clearpath Holdings, LLC business as part of the CompuCom acquisition as disclosed in Note 2, and it was removed following the December 2018 sale of that business.

Indefinite-Lived Intangible Assets

The Company had $79 million of trade names and $2 million of other indefinite-lived intangible assets as of December 29, 2018, which were all acquired in 2017 and are included in Other intangible assets, net in the Consolidated Balance Sheets.

Definite Intangible Assets

Definite-lived intangible assets are reviewed periodically to determine whether events and circumstances indicate the carrying amount may not be recoverable or the remaining period of amortization should be revised. In connection with implementing the Comprehensive Business Review, the Company recognized impairment charges associated with favorable leases at closing locations. These impairment charges are presented in Asset impairments in the Consolidated Statements of Operations.

Refer to Note 16 for additional information on fair value measurement of goodwill and other intangible assets.

Definite-lived intangible assets, which are included in Other intangible assets, net in the Consolidated Balance Sheets, are as follows:

	December 29, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$408	$(84)	$324
Technology	19	(9)	10
Favorable leases	11	(4)	7
Total	$438	$(97)	$341

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 30, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$399	$(60)	$339
Technology	19	(1)	18
Favorable leases	16	(7)	9
Total	$434	$(68)	$366

Definite-lived intangible assets generally are amortized using the straight-line method. The pattern of benefit associated with one customer relationship asset recognized as part of the OfficeMax merger warranted a three-year accelerated declining balance method, and was fully amortized as of December 29, 2018. Favorable leases are amortized using the straight-line method over the lives of the individual leases, including option renewals anticipated in the original valuation. The remaining weighted average amortization periods for customer relationships, technology, and favorable leases are 15 years, 1.5 years, and 17 years, respectively, and 15 years in the aggregate.

Amortization of intangible assets was $31 million in 2018, $9 million in 2017 and $10 million in 2016. Intangible assets amortization expenses are included in the Consolidated Statements of Operations in Selling, general and administrative expenses. Amortization of favorable leases is included in rent expense. Refer to Note 12 for additional information about leases.

Estimated future amortization expense for the intangible assets is as follows:

(In millions)
2019	$32
2020	27
2021	24
2022	24
2023	21
Thereafter	213
Total	$341

NOTE 10. TIMBER NOTES/NON-RECOURSE DEBT

As part of the OfficeMax merger, the Company acquired credit-enhanced timber installment notes with an original principal balance of $818 million (the “Installment Notes”) that were part of the consideration received in exchange for OfficeMax’s sale of timberland assets in October 2004. The Installment Notes were issued by a single-member limited liability company formed by affiliates of Boise Cascade, L.L.C. (the “Note Issuers”). The Installment Notes are non-amortizing obligations bearing interest at 4.98% and maturing in 2020. In order to support the issuance of the Installment Notes, the Note Issuers transferred a total of $818 million in cash to Wells Fargo & Company (“Wells Fargo”) (which at the time was Wachovia Corporation). Wells Fargo issued a collateral note (the “Collateral Note”) to the Note Issuers. Concurrently with the issuance of the Installment Notes and the Collateral Note, Wells Fargo guaranteed the respective Installment Notes and the Note Issuers pledged the Collateral Note as security for the performance of the obligations under the Installment Notes. As all amounts due on the Installment Notes are collected timely and the Company has no reason to believe that the Company will not be able to collect all amounts due according to the contractual terms of the Installment Notes, the Installment Notes are reported as Timber notes receivable in the Company’s Consolidated Balance Sheets in the amount of $842 million and $863 million at December 29, 2018 and December 30, 2017, respectively, which represents the original principal amount of $818 million plus a fair value adjustment recorded through purchase accounting in connection with the merger. The premium is amortized under the effective interest method as a component of interest income through the maturity date.

Also as part of the OfficeMax merger, the Company acquired non-recourse debt that OfficeMax issued under the structure of the timber note transactions. In December 2004, the interests in the Installment Notes and related guarantee were transferred to wholly-owned bankruptcy remote subsidiaries in a securitization transaction. The subsidiaries pledged the Installment Notes and related guarantee and issued for cash securitized notes (the “Securitization Notes”) in the amount of $735 million supported by the Wells Fargo guaranty. Recourse on the Securitization Notes is limited to the proceeds of the applicable pledged Installment Notes and underlying Wells Fargo guaranty, and therefore there is no recourse against the Company. The Securitization Notes are non-amortizing and pay interest of 5.42% through maturity in 2019. The Securitization Notes are reported as Non-recourse debt in the

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s Consolidated Balance Sheets in the amount of $754 million and $776 million at December 29, 2018 and December 30, 2017, respectively, which represents the original principal amount of $735 million plus a fair value adjustment recorded through purchase accounting in connection with the merger. The premium is amortized under the effective interest method as a component of interest expense through the maturity date. Refer to Note 11 for additional information about debt.

The Installment Notes and related Securitization Notes are scheduled to mature on January 29, 2020 and October 31, 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes. As described in the indenture governing the Securitization Notes, while the maturity date of the Securitization Notes is October 31, 2019, if the Company does not provide a redemption notice in September 2019, the maturity date of the Securitization Notes will extend to January 29, 2020, provided that the majority holders of the Securitization Notes do not disallow the extension by October 21, 2019. The Company intends and has the ability to extend the maturity date of the Securitization Notes to January 29, 2020 in order to match the cash outflow with the collection of the principal balance of the Installment Notes due to the Company. The extension of the maturity date of the Securitization Notes will result in an increase in the interest rate for the extension period at the greater of 7.42% or LIBOR plus 2.55%, capped at 13%. The Installment Notes are classified as a non-current asset in the Company’s Consolidated Balance Sheet at December 29, 2018.

The sale of the timberlands in 2004 generated a tax gain for OfficeMax and a related deferred tax liability was recognized. The timber installment notes structure allowed the deferral of the resulting tax liability until 2020, the maturity date for the Installment Notes. At December 29, 2018, there is a deferred tax liability of $172 million related to the Installment Notes that will become due upon maturity.

NOTE 11. DEBT

Debt consists of the following:

	December 29,	December 30,
(In millions)	2018	2017
Recourse debt:
Short-term borrowings and current maturities of long-term debt:
Capital lease obligations	$17	$15
Other current maturities of long-term debt	78	81
Total	$95	$96
Long-term debt, net of current maturities:
Term Loan, due 2022	$406	$675
Unamortized debt issuance cost and discount	(19)	(33)
Term Loan, due 2022, net	387	642
Revenue bonds, due in varying amounts periodically through 2029	186	186
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	14
Capital lease obligations	55	49
Other financing obligations	48	45
Total	$690	$936
Non-recourse debt — Timber notes:
5.42% Securitization Notes, due 2019 — Refer to Note 10	$735	$735
Unamortized premium	19	41
Total	$754	$776

The Company was in compliance with all applicable financial covenants of existing loan agreements at December 29, 2018.

Amended Credit Agreement

On May 25, 2011, the Company entered into an Amended and Restated Credit Agreement with a group of lenders. Additional amendments to the Amended and Restated Credit Agreement have been entered into and were effective February 2012, March 2013, November 2013, May 2015, May 2016, December 2016, and November 2017 (the Amended and Restated Credit Agreement including all amendments is referred to as the “Amended Credit Agreement”). The Amended Credit Agreement provides for an asset based, multi-currency revolving credit facility of up to $1.2 billion (the “Facility”). The Amended Credit Agreement also provides that the

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility may be increased by up to $250 million, subject to certain terms and conditions, including obtaining increased commitments from existing or new lenders. The amount that can be drawn on the Facility at any given time is determined based on percentages of certain accounts receivable, inventory and credit card receivables (the “Borrowing Base”). The Facility includes a sub-facility of up to $200 million which is available to the Company and certain of the Company’s Canadian subsidiaries. Certain of the Company’s domestic subsidiaries guarantee the obligations under the Facility (the “Domestic Guarantors”). The Amended Credit Agreement also provides for a letter of credit sub-facility of up to $400 million, as well as a swingline loan sub-facility of up to $125 million to the Company. All loans borrowed under the Facility may be borrowed, repaid and reborrowed from time to time until the maturity date of May 13, 2021 as provided in the Amended Credit Agreement.

All amounts borrowed under the Facility, as well as the obligations of the Domestic Guarantors, are secured by a first priority lien on the Company’s and such Domestic Guarantors’ accounts receivables, inventory, cash, cash equivalents and deposit. At the Company’s option, borrowings made pursuant to the Facility bear interest at either, (i) the alternate base rate (defined as the higher of the Prime Rate (as announced by the Agent), the Federal Funds Rate plus 1/2 of 1% and the one month Adjusted LIBOR (defined below) and 1%) or (ii) the Adjusted LIBOR (defined as the LIBOR as adjusted for statutory reserves) plus, in either case, a certain margin based on the aggregate average availability under the Facility.

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

At December 29, 2018, the Company had $947 million of available credit under the Facility based on the December 2018 Borrowing Base certificate. At December 29, 2018, no amounts were outstanding under the Facility. Letters of credit outstanding under the Facility totaled $73 million. There were no borrowings under the Facility during 2018.

Term Loan

In connection with the consummation of the acquisition of CompuCom, the Company entered into a credit agreement, dated as of November 8, 2017 (the “Term Loan Credit Agreement”), which provides for a $750 million term loan facility with a maturity date of November 8, 2022. The loans under the Term Loan Credit Agreement were issued with an original issue discount, at an issue price of 97.00%, and the Company incurred approximately $12 million of debt issuance costs. The loans under the Term Loan Credit Agreement incurred interest at a rate per annum equal to LIBOR plus 7.00% (or an alternative base rate plus 6.00%). The net proceeds of the loans under the Term Loan Credit Agreement were used to refinance certain indebtedness of CompuCom and to pay fees and expenses in connection with the acquisition of CompuCom and the related transactions.

On November 21, 2018, the Company entered into the First Amendment (the “First Amendment”) to the Term Loan Credit Agreement to reduce the applicable interest rate from LIBOR plus 7.00% to LIBOR plus 5.25%. All other material provisions of the Term Loan Credit Agreement remain unchanged. In connection with the applicable interest rate reduction, the Company also made a voluntary repayment under the Term Loan Credit Agreement in the amount of $194 million. As a result, the Company recognized a $15 million loss on modification of debt, which consisted of the 1.00% prepayment premium and the write-off of unamortized deferred financing costs and original issue discount in an amount proportional to the term loan repaid.

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

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The loans under the Term Loan Credit Agreement amortize quarterly beginning March 15, 2018 at the rate of approximately $19 million per quarter, with the balance payable at maturity. The Term Loan Credit Agreement also requires mandatory prepayments in connection with certain asset sales as well as potential additional mandatory prepayments from specified percentages of the Company’s excess cash flow, subject to certain exceptions. Additionally, the Term Loan Credit Agreement requires the Company to pay a prepayment premium of 1.00% if the loans thereunder are voluntarily repaid after the first anniversary of the closing date of the Term Loan Credit Agreement but on or prior to the second anniversary of the closing date of the Term Loan Credit Agreement.

The Term Loan Credit Agreement contains representations and warranties, events of default, and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends subject to compliance with an annual limit, repurchase common stock, create liens, incur additional indebtedness, make investments, dispose of assets, and merge or consolidate with any other person. In addition, a minimum liquidity maintenance covenant, requiring the Company and its restricted subsidiaries to retain unrestricted cash, cash equivalents, and availability under the Company’s Amended Credit Agreement in an aggregate amount of at least $400 million, will apply at any time that the Company’s senior secured leverage ratio under the agreement is greater than 1.50:1.00 as calculated quarterly. At December 29, 2018, the Company’s senior secured leverage ratio was 0.99:1.00 and the Company was in compliance with the agreement.

Other Short- and Long-Term Debt

As a result of the OfficeMax merger, the Company assumed the liability for the amounts in the table above related to the (i) Revenue bonds, due in varying amounts periodically through 2029, and (ii) American & Foreign Power Company, Inc. 5% debentures, due 2030.

Capital Lease Obligations

Capital lease obligations relate to buildings and equipment.

Other Financing Obligations

The Company, as part of its acquisition of CompuCom, assumed financing obligations related to sale-leaseback transactions on two of CompuCom’s corporate facilities that, due to continuing economic involvement in the facilities, did not meet the criteria for sale-leaseback accounting and as a result are treated as other financing obligations. As of December 29, 2018, other financing obligations included $39 million related to the principal financing obligations associated with these two transactions. The remaining $9 million of other financing obligations related to various other debt financing obligations.

Schedule of Debt Maturities

Aggregate annual maturities of recourse debt, capital lease, and other financing obligations are as follows:

(In millions)
2019	$95
2020	105
2021	94
2022	296
2023	95
Thereafter	134
Total	819
Less interest on capital leases and sale-leaseback transactions included in other financing obligations	(15)
Total	804
Less:
Current portion	(95)
Unamortized debt issuance cost and discount	(19)
Total long-term debt	$690

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The “Thereafter” line of the schedule of debt maturities table above includes $23 million of noncash obligation related to the sale-leaseback transactions treated as other financing obligations. Additionally, excluded from the table above is approximately $1 million per year or $5 million over the lease term of land lease expense associated with the two sale-leaseback transactions treated as other financing obligations.

Non-Recourse Debt

Refer to Note 10 for further information on non-recourse debt.

NOTE 12. LEASES

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

For tenant improvement allowances, scheduled rent increases, and rent holidays, a deferred rent liability is recognized and amortized over the terms of the related leases as a reduction of rent expense. Rent related accruals totaled $168 million and $179 million at December 29, 2018 and December 30, 2017, respectively. The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

Rent expense, including equipment rental, was $442 million, $443 million and $484 million in 2018, 2017 and 2016, respectively. Rent expense was reduced by sublease income of $1 million in 2018, $2 million in 2017 and $2 million in 2016.

Future minimum lease payments due under the non-cancelable portions of leases as of December 29, 2018 include facility leases that were accrued as store closure costs and are as follows:

(In millions)
2019	$444
2020	344
2021	254
2022	182
2023	115
Thereafter	196
1,535
Less sublease income	(14)
Total	$1,521

These minimum lease payments do not include contingent rental payments that may be due based on a percentage of sales in excess of stipulated amounts.

The Company has capital lease obligations primarily related to buildings and equipment. Refer to Note 11 for additional information on amounts due related to capital lease obligations.

NOTE 13. STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 29, 2018, and December 30, 2017, there were 1,000,000 shares of $0.01 par value preferred stock authorized; no shares were issued and outstanding.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Treasury Stock

In May 2016, the Company’s Board of Directors authorized a stock repurchase program of up to $100 million of its outstanding common stock. In July 2016, the Board of Directors authorized increasing the current common stock repurchase program from $100 million to $250 million. The stock repurchase authorization permits the Company to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The current authorization expired on December 31, 2018. In November 2018, the Board of Directors approved a new stock repurchase program of up to $100 million of its common stock effective January 1, 2019, which extends until the end of 2020 and may be suspended or discontinued at any time. The exact timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances.

Under the stock repurchase program, the Company purchased approximately 14 million shares at a cost of $39 million in 2018. On December 31, 2018, the current stock repurchase authorization expired. The Board of Directors authorized $100 million for additional purchases under the new stock repurchase program effective January 1, 2019.

At December 29, 2018, there were 70 million common shares held in treasury. The Company’s Term loan and Amended Credit Facility includes certain covenants on restricted payments which include common stock repurchases, based on the Company’s liquidity and borrowing availability. The Company’s ability to repurchase its common stock in 2019 is subject to certain restrictions under the Term Loan Credit Agreement. Refer to Note 11 for additional information about the Term Loan Credit Agreement.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following tables:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension and Other	Total
Balance at December 30, 2017	$(43)	$(35)	$(78)
Other comprehensive loss activity before reclassifications	(36)	(23)	(59)
Reclassification of foreign currency translation adjustments realized upon disposal of business (a)	29	—	29
Tax impact	—	9	9
Total other comprehensive loss, net of tax, where applicable	(7)	(14)	(21)
Balance at December 29, 2018	$(50)	$(49)	$(99)

(a)	Relates to the disposition of the Company’s businesses in Australia and New Zealand in 2018.

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension and Other	Total
Balance at December 31, 2016	$(67)	$(62)	$(129)
Other comprehensive income activity before reclassifications	25	42	67
Reclassification of foreign currency translation adjustments realized upon disposal of business	(1)	—	(1)
Tax impact	—	(15)	(15)
Total other comprehensive income, net of tax, where applicable	24	27	51
Balance at December 30, 2017	$(43)	$(35)	$(78)

NOTE 14. STOCK-BASED COMPENSATION

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

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Options

The Company’s stock option exercise price for each grant of a stock option shall not be less than 100% of the fair market value of a share of common stock on the date the option is granted. Options granted under the Plan and Prior Plans have vesting periods ranging from one to three years and from one to five years after the date of grant, provided that the individual is continuously employed with the Company. Following the date of grant, all options granted under the Plan and Prior Plans expire in no more than ten years. No stock options were granted in 2018 or 2016.

A summary of the activity in the stock option awards for the last three years is presented below.

	2018		2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,766,299	$4.81	4,056,536	$5.56	5,779,597	$4.53
Granted	—	—	1,365,498	4.45	—	—
Forfeited	(1,792,948)	5.13	(1,226,716)	7.12	(108,818)	5.04
Exercised	(35,417)	1.83	(429,019)	4.15	(1,614,243)	1.89
Outstanding at end of year	1,937,934	$4.57	3,766,299	$4.81	4,056,536	$5.56

The following table summarizes information about stock options outstanding and exercisable at December 29, 2018.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.83—$5.35	1,937,934	6.04	$4.57	1,027,602	4.14	$4.67

The intrinsic value of options exercised in 2018, 2017 and 2016, was $0.04 million, $0.4 million and $5 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 29, 2018 was $0.1 million and $0.1 million, respectively.

At December 29, 2018, all outstanding stock options were vested and all related compensation expense had been recognized. The number of exercisable options was 1.0 million and 2.4 million shares of common stock at December 29, 2018 and December 30, 2017, respectively.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock and Restricted Stock Units

In 2018, the Company granted 10.6 million shares of restricted stock and restricted stock units to eligible employees which included 0.4 million shares granted to the Board of Directors. The Board of Directors are granted restricted stock units as part of their annual compensation which vest immediately on the grant date with distribution to occur following their separation from service with the Company. Restricted stock grants to Company employees typically vest annually over a three-year service period. A summary of the status of the Company’s nonvested shares and changes during 2018, 2017 and 2016 is presented below.

	2018		2017		2016
	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price
Outstanding at beginning of year	10,293,690	$4.33	12,747,791	$4.41	9,588,889	$6.07
Granted	10,639,147	2.33	6,200,730	4.34	10,099,481	3.53
Vested	(4,197,669)	4.37	(5,765,015)	4.61	(3,521,765)	5.31
Forfeited	(1,770,981)	3.08	(2,889,816)	4.16	(3,418,814)	4.51
Outstanding at end of year	14,964,187	$3.05	10,293,690	$4.33	12,747,791	$4.41

As of December 29, 2018, there was approximately $24.1 million of total unrecognized compensation cost related to nonvested restricted stock. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 1.9 years. Total outstanding shares of 15.0 million include 1.4 million granted to members of the Board of Directors that have vested but will not be issued until separation from service and 13.6 million unvested shares granted to employees. Of the 13.6 million unvested shares at year end, the Company estimates that 13.6 million shares will vest. The total fair value of shares at the time they vested during 2018 was $10.8 million.

Performance-Based Incentive Program

The Company has a performance-based long-term incentive program consisting of performance stock units. Payouts under this program are based on achievement of certain financial targets set by the Board of Directors and are subject to additional service vesting requirements, generally three years from the grant date.

A summary of the activity in the performance-based long-term incentive program since inception is presented below.

	2018		2017		2016
	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price
Outstanding at beginning of year	10,187,045	$4.42	13,742,384	$4.66	8,589,114	$5.95
Granted	13,287,817	2.37	5,099,667	4.18	9,635,184	3.37
Vested	(1,211,764)	9.45	(6,556,274)	4.59	(161,408)	4.32
Forfeited	(3,129,129)	3.12	(2,098,732)	4.67	(4,320,506)	5.69
Outstanding at end of year	19,133,969	$2.88	10,187,045	$4.42	13,742,384	$4.66

As of December 29, 2018, there was approximately $27 million of total unrecognized compensation expense related to the performance-based long-term incentive program. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 2.0 years. Forfeitures in the table above include adjustments to the share impact of anticipated performance achievement. Of the 19.1 million shares outstanding at year end, the Company estimates that 19.1 million shares will vest. The total fair value of shares at the time they vested during 2018 was $3.0 million.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. EMPLOYEE BENEFIT PLANS

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

	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Changes in projected benefit obligation:
Obligation at beginning of period	$979	$1,000	$14	$13
Service cost	4	6	—	—
Interest cost	35	39	1	1
Assumption changes	—	—	(1)	—
Actuarial (gain) loss	(51)	25	—	—
Currency exchange rate change	—	—	(1)	1
Benefits paid	(87)	(91)	(1)	(1)
Obligation at end of period	$880	$979	$12	$14
Change in plan assets:
Fair value of plan assets at beginning of period	$908	$870	$—	$—
Actual return (loss) on plan assets	(46)	114	—	—
Employer contribution	5	15	1	1
Benefits paid	(87)	(91)	(1)	(1)
Fair value of plan assets at end of period	780	908	—	—
Net liability recognized at end of period	$(100)	$(71)	$(12)	$(14)

The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company’s North America defined benefit pension and other postretirement benefit plans as of year-ends:

	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Noncurrent assets	$—	$8	$—	$—
Current liabilities	(2)	(2)	(1)	(1)
Noncurrent liabilities	(98)	(77)	(11)	(13)
Net amount recognized	$(100)	$(71)	$(12)	$(14)

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of Net Periodic Cost (Benefit)

The components of net periodic cost (benefit) are as follows:

	Pension Benefits			Other Benefits
(In millions)	2018	2017	2016	2018	2017	2016
Service cost	$4	$6	$7	$—	$—	$—
Interest cost	35	39	45	1	1	1
Expected return on plan assets	(43)	(48)	(55)	—	—	—
Net periodic cost (benefit)	$(4)	$(3)	$(3)	$1	$1	$1

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) are as follows:

	Pension Benefits			Other Benefits
(In millions)	2018	2017	2016	2018	2017	2016
Accumulated other comprehensive loss (income) at beginning of year	$(2)	$38	$76	$—	$(1)	$(1)
Net loss (gain)	37	(40)	(38)	(1)	1	—
Accumulated other comprehensive loss (income) at end of year	$35	$(2)	$38	$(1)	$—	$(1)

Less than $1 million of the accumulated other comprehensive loss is expected to be recognized as components of net periodic cost during 2019.

Accumulated other comprehensive loss (income) as of year-ends 2018 and 2017 consist of net losses (gains).

Assumptions

The assumptions used in accounting for the Company’s plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted average assumptions used in the measurement of the Company’s benefit obligations as of year-ends:

				Other Benefits
	Pension Benefits			United States			Canada
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	4.31%	3.71%	4.11%	3.90%	3.30%	3.60%	3.90%	3.40%	3.80%

The following table presents the weighted average assumptions used in the measurement of net periodic benefit:

				Other Benefits
	Pension Benefits			United States			Canada
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	3.71%	4.11%	4.33%	3.30%	3.60%	3.70%	3.40%	3.80%	4.00%
Expected long-term rate of return on plan assets	5.28%	5.76%	6.00%	—%	—%	—%	—%	—%	—%

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

The expected long-term rates of return on plan assets assumptions are based on the weighted average of expected returns for the major asset classes in which the plans’ assets are held. Asset-class expected returns are based on long-term historical returns, inflation

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company’s investment strategy. The weighted average expected return on plan assets used in the calculation of net periodic pension cost for 2019 is 5.44%.

Obligation and costs related to the Canadian retiree health plan are impacted by changes in trend rates.

The following table presents the assumed healthcare cost trend rates used in measuring the Company’s postretirement benefit obligations at year-ends:

	2018	2017	2016
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	6.40%	6.60%	5.90%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029	2022

A 1% change in the assumed healthcare cost trend rates would impact operating income by less than $1 million.

The Company reassessed the mortality assumptions to measure the North American pension and other postretirement benefit plan obligations at year end 2018, adopting the most applicable mortality tables and improvement factors released in 2018 by The Society of Actuaries’ Retirement Plan Experience Committee. As a result of this assumption change, pension and other postretirement benefit plan obligations decreased by $3 million and less than $1 million, respectively. As a result of the mortality assumption change in 2017, pension and other postretirement benefit plan obligations decreased by $10 million and less than $1 million, respectively.

Plan Assets

The allocation of pension plan assets by category at year-ends is as follows:

	2018	2017
Cash	1%	1%
Common collective trust funds	99%	99%
	100%	100%

The Employee Benefit Committee is responsible for establishing and overseeing the implementation of the investment policy for the Company’s pension plans. The investment policy is structured to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses, in order to enable the plans to satisfy their benefit payment obligations over time. The Company uses a glide path investment strategy and Company contributions as its primary rebalancing mechanisms to maintain the asset class exposures within the guideline ranges established under the investment policy.

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

The investment policy for the pension plan assets allows for a broad range of asset allocations that permit the plans to de-risk in response to changes in funded position and market risks. The investment policy includes a general target asset allocation range of 27% to 37% equity securities and 63% to 73% fixed income securities. The allocation range varies to be more weighted to fixed income securities as funded status increases. Occasionally, the Company may utilize futures or other financial instruments to alter the pension trust’s exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the pension plan assets by level within the fair value hierarchy at year-ends.

(In millions)			Fair Value Measurements 2018
Asset Category	Total	Assets Measured at NAV (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets measured at net asset value: (a)
Common collective trust funds:
U.S. small and mid-cap equity securities	$14	$14	$—	$—	$—
U.S. large cap equity securities	70	70	—	—	—
International equity securities	135	135	—	—	—
Corporate bonds	375	375	—	—	—
Government securities	161	161	—	—	—
Other fixed-income	7	7	—	—	—
Cash	11	11	—	—	—
Total common collective trust funds	773	773	—	—	—
Total plan assets measured at net asset value	773	773	—	—	—
Plan assets measured in the fair value hierarchy:
Cash	7	—	7	—	—
Total plan assets measured in the fair value hierarchy	7	—	7	—	—
Total plan assets	$780	$773	$7	$—	$—

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

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)			Fair Value Measurements 2017
Asset Category	Total	Assets Measured at NAV (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets measured at net asset value: (a)
Common collective trust funds:
U.S. small and mid-cap equity securities	$23	$23	$—	$—	$—
U.S. large cap equity securities	108	108	—	—	—
International equity securities	202	202	—	—	—
Corporate bonds	356	356	—	—	—
Government securities	144	144	—	—	—
Other fixed-income	6	6	—	—	—
Cash	62	62	—	—	—
Total common collective trust funds	901	901	—	—	—
Total plan assets measured at net asset value	901	901	—	—	—
Plan assets measured in the fair value hierarchy:
Cash	7	—	7	—	—
Total plan assets measured in the fair value hierarchy	7	—	7	—	—
Total plan assets	$908	$901	$7	$—	$—

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

Cash Flows

Pension plan contributions include required statutory minimum amounts and, in some years, additional discretionary amounts. In 2018, the Company contributed $6 million to these pension plans. Pension contributions for the full year of 2019 are estimated to be $3 million. The Company may elect at any time to make additional voluntary contributions.

Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Anticipated benefit payments by year are as follows:

(In millions)	Pension Benefits	Other Benefits
2019	$82	$1
2020	80	1
2021	77	1
2022	74	1
2023	72	1
Next five years	315	4

Pension Plan — UK

The Company has a frozen defined benefit pension plan in the United Kingdom.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status

The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of the plan to amounts recognized on the Company’s Consolidated Balance Sheets.

(In millions)	2018	2017
Changes in projected benefit obligation:
Obligation at beginning of period	$249	$230
Service cost	—	—
Interest cost	6	6
Plan amendments	2	—
Plan settlements	(7)	—
Benefits paid	(5)	(10)
Actuarial (gain) loss	(29)	1
Currency translation	(13)	22
Obligation at end of period	203	249
Changes in plan assets:
Fair value of plan assets at beginning of period	313	278
Actual return on plan assets	(3)	16
Company contributions	2	2
Plan settlements	(7)	—
Benefits paid	(5)	(10)
Currency translation	(18)	27
Fair value of plan assets at end of period	282	313
Net asset recognized at end of period	$79	$64

In the Consolidated Balance Sheets, the net funded amounts are classified as a non-current asset in the caption Other assets.

Components of Net Periodic Benefit

The components of net periodic benefit are presented below:

(In millions)	2018	2017	2016
Service cost	$—	$—	$—
Interest cost	6	6	7
Expected return on plan assets	(8)	(11)	(10)
Settlement gain	(1)	—	—
Net periodic pension benefit	$(3)	$(5)	$(3)

Included in Accumulated other comprehensive income was deferred income of $16 million and $3 million in 2018 and 2017, respectively.

Assumptions

Assumptions used in calculating the funded status and net periodic benefit included:

	2018	2017	2016
Expected long-term rate of return on plan assets	2.61%	2.64%	4.07%
Discount rate	3.00%	2.60%	2.70%
Inflation	3.10%	3.10%	3.20%

The long-term rate of return on assets assumption has been derived based on long-term UK government fixed income yields, having regard to the proportion of assets in each asset class. The funds invested in equities have been assumed to return 4.5% above the return on UK government securities of appropriate duration. A return equal to a 15 year AA bond index is assumed for funds invested in corporate bonds. Allowance is made for expenses of 0.18% of assets.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets

The allocation of Plan assets is as follows:

	2018	2017
Cash	—%	—%
Equity securities	19%	19%
Fixed-income securities	81%	81%
Total	100%	100%

A committee, comprised of representatives of the Company and of this plan, is responsible for establishing and overseeing the implementation of the investment policy for this plan. The plan’s investment policy and strategy are to ensure assets are available to meet the obligations to the beneficiaries and to adjust plan contributions accordingly. The plan trustees are also committed to reducing the level of risk in the plan over the long term, while retaining a return above that of the growth of liabilities. Matching investments are intended to provide a return similar to the increase in the plan liabilities. Growth investments are assets intended to provide a return in excess of the increase in liabilities. At December 29, 2018, the asset target allocation was in accordance with the investment strategy. Asset-class allocations within the ranges are continually evaluated based on expectations for future returns, the funded position of the plan and market risks.

The following table presents the pension plan assets by level within the fair value hierarchy.

(In millions)		Fair Value Measurements 2018
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1	$1	$—	$—
Equity securities
Developed market equity funds	8	8	—	—
Emerging market equity funds	4	4	—	—
Mutual funds real estate	19	—	—	19
Mutual funds	23	—	23	—
Total equity securities	54	12	23	19
Fixed-income securities
UK debt funds	91	—	91	—
Liability term matching debt funds	115	—	115	—
Emerging market debt fund	3	—	3	—
High yield debt	18	—	18	—
Total fixed-income securities	227	—	227	—
Total	$282	$13	$250	$19

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)		Fair Value Measurements 2017
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1	$1	$—	$—
Equity securities
Developed market equity funds	11	11	—	—
Emerging market equity funds	4	4	—	—
Mutual funds real estate	20	—	—	20
Mutual funds	25	—	25	—
Total equity securities	60	15	25	20
Fixed-income securities
UK debt funds	100	—	100	—
Liability term matching debt funds	132	—	132	—
Emerging market debt fund	1	—	1	—
High yield debt	19	—	19	—
Total fixed-income securities	252	—	252	—
Total	$313	$16	$277	$20

The following is a reconciliation of the change in fair value of the pension plan assets calculated based on Level 3 inputs:

(In millions)	Total
Balance at December 30, 2017	$20
Currency translation	(1)
Balance at December 29, 2018	$19

Cash Flows

Anticipated benefit payments for the European pension plan, at 2018 year-end exchange rates, are as follows:

(In millions)	Benefit Payments
2019	$12
2020	12
2021	12
2022	13
2023	13
Next five years	72

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

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the acquisition of CompuCom, the Company assumed responsibility for sponsoring CompuCom’s defined contribution 401(k) matched savings plan (covering substantially all of the United States associates) and the defined contribution registered pension plan (covering substantially all of the Canadian associates).

Compensation expense for the Company’s contributions to these retirement savings plans was $26 million in 2018, $21 million in 2017 and $20 million in 2016.

NOTE 16. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments. As a supplier of office products and services, the Company is exposed to risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. Depending on the exposure, settlement timeframe and other factors, the Company may enter into derivative transactions to mitigate those risks. Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited by the Company’s policies. The Company may designate and account for such qualifying arrangements as hedges or reflect current mark-to-market impacts of non-qualifying economic hedge arrangements currently in earnings. As of December 29, 2018, the fuel contracts extended through December 2019.

The fair values of the Company’s fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. Amounts associated with derivative instruments were not significant. At December 29, 2018 and December 30, 2017, Accrued expenses and other liabilities in the Consolidated Balance Sheets included less than $1 million related to derivative fuel contracts. The Company’s foreign currency risk was substantially reduced upon completion of the sale of the discontinued operations in 2018.

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

Retail Stores

The Company regularly conducts a detailed store impairment analysis each year. The analysis uses input from retail store operations and the Company’s accounting and finance personnel. These Level 3 projections are based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options where applicable, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value using Level 3 measures. The Company recognized store asset impairment charges of $6 million, $2 million and $8 million in 2018, 2017 and 2016, respectively.

The projections prepared for the 2018 analysis assumed declining sales over the forecast period. Gross margin and operating cost assumptions have been held at levels consistent with recent actual results and planned activities. Estimated cash flows were discounted at 7% in 2018. The impairment charges include amounts to bring the location’s assets to estimated fair value based on projected operating cash flows or residual value, as appropriate. Assets added to previously impaired locations, whether for Division-wide enhancements or specific location betterments, are capitalized and subsequently tested for impairment. For the fourth quarter 2018 calculation, a 100 basis point decrease in next year sales combined with a 50 basis point decrease in next year gross margin would have increased the impairment by less than $1 million. Further, a 100 basis point decrease in sales for all future periods would increase the impairment by less than $1 million.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of 2018, the impairment analysis reflects the Company’s best estimate of future performance.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired and liabilities assumed in a business combination. The Company reviews the carrying amount of goodwill at the reporting unit level on an annual basis as of the first day of our third quarter, or more frequently if events or changes in circumstances suggest that goodwill may not be recoverable. For reporting units in which the Company’s qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further impairment testing is performed. For those reporting units where events or change in circumstances indicate that potential impairment indicators exist, the Company performs a quantitative assessment to test goodwill. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. In addition, when indicators of impairment exist, the Company performs a quantitative assessment to determine whether the carrying amount of goodwill can be recovered. The Company typically uses a combination of different Level 3 valuation approaches that are dependent on several significant assumptions, including subjective estimates of revenue growth rates, gross margin, and expenses. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s Consolidated Financial Statements.

During the third quarter of 2018, the Company performed its annual goodwill impairment test using a quantitative assessment that combined the income approach and the market approach valuation methodologies. As a result, the Company concluded that the fair value of each reporting unit exceeded their respective carrying amount as of the assessment date, which was the first day of the quarter. The fair value of the CompuCom and Contract reporting units exceeded their respective carrying amounts by 17% and 13%, respectively. These represented the lowest fair value margins of all reporting units tested, which is attributable to the timing of assigning a fair value to the recent acquisitions included in these reporting units. In the fourth quarter of 2018, the Company performed an interim impairment test for CompuCom which reflected revised long-term projections. As a result, the Company concluded that the fair value of our CompuCom reporting unit exceeded its carrying amount by 4% as of December 29, 2018. Notwithstanding the belief that the assumptions used for the projected financial information, long-term growth rate and weighted-average cost of capital in the updated impairment test are reasonable, the Company performed a sensitivity analysis. The results of this analysis revealed that if the long-term growth rate for CompuCom decreased by 100 basis points, the fair value of the reporting unit would be impaired by approximately $20 million. Alternatively, if the weighted-average cost of capital increased by 100 basis points, the fair value of the reporting unit would be impaired by approximately $60 million. Variation to the critical assumptions used to estimate the fair value of the reporting units, including changes in projected revenue growth rates, gross margin or expenses may result in materially different calculations of fair value that could lead to the recognition of significant impairment charges in future periods.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets, other than goodwill, are tested at least annually for impairment whereas definite-lived intangible assets are reviewed to ensure the remaining useful lives are appropriate. An impairment analysis may be conducted between annual tests if events or circumstances suggest an intangible asset may not be recoverable. The Company recognized $1 million of impairment of other indefinite-lived intangible assets because of the phase out of one of the Company’s brand offerings in the fourth quarter of 2018.

Definite-lived Intangible Assets

Following identification of retail stores for closure as part of the Comprehensive Business Review, the related favorable lease assets were assessed for accelerated amortization or impairment. Considerations included the Level 3 projected cash flows discussed above, the net book value of operating assets and favorable lease assets and likely sublease over the option period after closure or return of property to landlords. The Company recognized impairment charges of $2 million and $7 million in 2017 and 2016, respectively.

Other Fair Value Disclosures

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying amounts because of their short-term nature.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about financial instruments at the balance sheet dates indicated.

	December 29,		December 30,
	2018		2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Timber notes receivable	$842	$835	$863	$865
Company-owned life insurance	91	91	90	90
Financial liabilities:
Recourse debt:
Term Loan, due 2022	463	490	717	754
Revenue bonds, due in varying amounts periodically through 2029	186	184	186	185
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	14	14	14
Non-recourse debt — Timber notes	754	750	776	777

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

NOTE 17. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has a paper purchase agreement with Boise White Paper, L.L.C. (“Boise Paper”) under which it agreed to purchase office paper from Boise Paper and Boise Paper has agreed to supply office paper to the Company, subject to the terms and conditions of the paper purchase agreement. Under the agreement, the Company has committed to purchase a portion of its paper product offering from Boise Paper. Purchases under the agreement were $531 million in 2018, $593 million in 2017 and $585 million in 2016.

Indemnifications

Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 29, 2018, the Company is not aware of any material liabilities arising from these indemnifications. Additionally, the Company retains certain guarantees in place with respect to the liabilities or obligations of the European Business and remains contingently liable for these obligations. However, the Purchaser must indemnify and hold the Company harmless for any losses in connection with these guarantees. The Company currently does not believe it is probable it would be required to perform under any of these guarantees or any of the underlying obligations.

Table of Content

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

In December 2016, the Federal Trade Commission ("FTC'') issued a Civil Investigative Demand (“CID”) to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to the Company’s use of the product PC Healthcheck, a software program manufactured by a third-party vendor and provided to the Company for its customers prior to December 31, 2016. Since issuing the CID, the FTC has sought additional written and testimonial evidence from the Company, and the Company has cooperated with the investigation from its inception.

On July 19, 2018, the Company was notified by the FTC that it would like to engage in settlement discussions. Based on the ongoing discussions with the FTC, on December 29, 2018, the Company accrued $25 million for potential liabilities associated with this claim.

In February 2019, the Company reached a proposed settlement with the FTC staff. The proposed settlement is subject to a final vote by the FTC Commissioners. If approved, a Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the “Consent Order” would be filed in the U.S. District Court for the Southern District of Florida (the “Court”). Upon final entry by the Court, the proposed Consent Order would resolve the FTC’s multi-year investigation of the Company.

Under the terms of the proposed Consent Order, wherein the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the FTC staff agreed to accept payment of $25 million to compensate affected Company customers (the “settlement payment”). The settlement payment must be made within fourteen (14) days of the final entry of the Consent Order by the Court. The proposed Consent Order also requires the Company to implement a compliance certification, record creation and maintenance program.

Additionally, in January 2017, the Consumer Protection Division of the Office of Attorney General, State of Washington ("Washington AG''), issued a CID to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck. In May 2017, the Consumer Protection Division of the Office of Attorney General, State of Texas (''Texas AG''), issued a CID to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck. The Company is cooperating with the Washington AG and Texas AG with respect to these matters. At this time, it is difficult to predict the timing, the likely outcome, and/or potential range of loss, if any, of these state matters.

In addition to the foregoing, OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of December 29, 2018, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, our estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. DISCONTINUED OPERATIONS

In the third quarter of 2016, the Company’s Board of Directors approved a plan to sell substantially all of the operations of the former International Division through four disposal groups (Europe, South Korea, Oceania and mainland China). Collectively, these dispositions represent a strategic shift that has a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. The Company is presenting the operating results and cash flows of these disposal groups within discontinued operations through their respective dates of disposal, including all prior periods. The assets and liabilities of the disposal groups remaining at the end of each period are presented as current assets and liabilities of discontinued operations in the Consolidated Balance Sheets. Certain portions of the former International Division assets and operations are being retained and, therefore, remain in continuing operations. The retained operations are presented as Other in Note 5, Segment Information.

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

The sale and purchase agreement (the “SPA”) contains customary warranties of the Company and the Purchaser, with the Company’s warranties limited to an aggregate of EUR 10 million. The Company monitors its estimated exposure to liabilities under the warranties under the SPA, and as of December 29, 2018, the Company believes it has made adequate provisions for its potential exposures related to these warranties. The Company continues to provide various transition and product sourcing services to the Purchaser for a period of up to 24 months following the closing date under a separate agreement. The proceeds and related costs from these services are not material and are presented in Other income (expense), net as part of continuing operations in the Consolidated Statements of Operations. Also, as part of the disposition, the Company retained responsibility for the frozen defined benefits pension plan in the United Kingdom, which is now included in continuing operations.

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

Oceania

The sale of the Company’s businesses in Australia and New Zealand was completed on February 5, 2018 and May 4, 2018, respectively, as two separate transactions with the same purchaser. Both transactions were structured and accounted for as an equity sale. Disposition of the business in Australia resulted in a pre-tax loss on sale of $1 million during the first quarter of 2018. Disposition of the business in New Zealand resulted in a pre-tax loss on sale of $3 million during the second quarter of 2018. Both transactions are included in Net gain (loss) on sale of discontinued operations for 2018 in the table below.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

With the sale of this last disposal group, the sale of the International Operations is complete, and there are no further discontinued operations at December 29, 2018.

The major components of Discontinued operations, net of tax presented in the Consolidated Statements of Operations are presented below. The results include the operations of the businesses sold up to the dates of sale.

(In millions)	2018	2017	2016
Sales	$115	$512	$2,564
Cost of goods sold and occupancy costs	88	411	2,019
Operating expenses	21	102	573
Asset impairments	—	—	90
Restructuring charges	1	2	11
Interest income	—	1	1
Interest expense	—	—	(5)
Other expense, net	(1)	—	(2)
Net (increase) reduction of loss on discontinued operations held for sale	(1)	44	(115)
Net gain (loss) on sale of discontinued operations	(4)	4	(108)
Income tax expense (benefit)	(6)	11	(208)
Discontinued operations, net of tax	$5	$35	$(150)

NOTE 19. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 29, 2018*
Net sales	$2,830	$2,628	$2,887	$2,670
Gross profit	667	596	686	602
Operating income (1)	77	48	105	24
Net income (loss) from continuing operations (2)	33	19	60	(14)
Discontinued operations, net of tax	8	(3)	—	—
Net income (loss)	41	16	60	(14)
Basic earnings (loss) per share (3)
Continuing operations	$0.06	$0.03	$0.11	$(0.02)
Discontinued operations	$0.01	$—	$—	$—
Net basic earnings per share	$0.07	$0.03	$0.11	$(0.02)
Diluted earnings (loss) per share (3)
Continuing operations	$0.06	$0.03	$0.11	$(0.02)
Discontinued operations	$0.01	$—	$—	$—
Net diluted earnings per share	$0.07	$0.03	$0.11	$(0.02)

*	Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.
(1)

Includes Merger and restructuring expenses, net totaling $17 million, $14 million, $14 million and $27 million in the first, second, third and fourth quarters of 2018, respectively. The fourth quarter of 2018 also includes asset impairments of $7 million and a legal expense of $25 million. Refer to Note 17 for additional information on the legal expense.

(2)	Includes a loss on debt modification of $15 million and a tax benefit of $4 million due to a book-to-tax basis difference related to the sale of Clearpath Holdings, LLC in the fourth quarter of 2018.
(3)	The sum of the quarterly earnings per share does not equal the annual earnings per share due to differences in quarterly and annual weighted-average shares outstanding.

Table of Content

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (4)
Fiscal Year Ended December 30, 2017*
Net sales	$2,676	$2,363	$2,620	$2,581
Gross profit	675	545	633	607
Operating income (5)(6)	124	41	105	56
Net income (loss) from continuing operations (7)	74	21	98	(48)
Discontinued operations, net of tax	42	3	(6)	(4)
Net income (loss)	116	24	92	(52)
Basic earnings (loss) per share (8)
Continuing operations	$0.14	$0.04	$0.19	$(0.09)
Discontinued operations	$0.08	$0.01	$(0.01)	$(0.01)
Net basic earnings per share	$0.22	$0.05	$0.18	$(0.10)
Diluted earnings (loss) per share (8)
Continuing operations	$0.14	$0.04	$0.19	$(0.09)
Discontinued operations	$0.08	$0.01	$(0.01)	$(0.01)
Net diluted earnings per share	$0.22	$0.05	$0.17	$(0.10)

*	Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.
(4)	Includes $205 million of incremental sales from acquisitions in the fourth quarter of 2017.
(5)

Includes Merger and restructuring expenses, net totaling $20 million, $20 million, $22 million and $32 million in the first, second, third and fourth quarters of 2017, respectively. The second and fourth quarters of 2017 also include asset impairments of $1 million and $3 million, respectively.

(6)

Reflects the reclassification of $3 million, $5 million, $3 million and $3 million in the first, second, third and fourth quarters of 2017, respectively, from Selling, general and administrative expenses to Other income, net associated with the retrospective adoption of a 2018 accounting standard affecting the presentation of defined benefit plan expenses. Refer to Note 1 for additional information.

(7)

The third quarter of 2017 includes a non-cash tax benefit of approximately $37 million from the release of valuation allowances on deferred tax assets. The fourth quarter includes $18 million of net loss from businesses acquired in 2017.

(8)	The sum of the quarterly earnings per share does not equal the annual earnings per share due to differences in quarterly and annual weighted-average shares outstanding.