Form 10-Q
period 2019-03-30
OFFICE DEPOT INC
filed 2019-05-08
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2019

or

☐Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number 1-10948

Office Depot, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	59-2663954
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6600 North Military Trail, Boca Raton, Florida	33496
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	ODP	NASDAQ Stock Market

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At May 1, 2019, there were 546,277,691 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 30,	March 31,
	2019	2018
Sales:
Products	$2,361	$2,423
Services	408	407
Total sales	2,769	2,830
Cost of goods and occupancy costs:
Products	1,841	1,891
Services	287	272
Total cost of goods and occupancy costs	2,128	2,163
Gross profit	641	667
Selling, general and administrative expenses	574	573
Asset impairments	29	—
Merger and restructuring expenses, net	14	17
Operating income	24	77
Other income (expense):
Interest income	6	6
Interest expense	(23)	(29)
Other income, net	2	1
Income from continuing operations before income taxes	9	55
Income tax expense	1	22
Net income from continuing operations	8	33
Discontinued operations, net of tax	—	8
Net income	$8	$41
Basic earnings per common share
Continuing operations	$0.01	$0.06
Discontinued operations	—	0.01
Net basic earnings per common share	$0.01	$0.07
Diluted earnings per common share
Continuing operations	$0.01	$0.06
Discontinued operations	—	0.01
Net diluted earnings per common share	$0.01	$0.07

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 27, 2019 (the “2018 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	13 Weeks Ended
	March 30, 2019	March 31, 2018
Net income	$8	$41
Other comprehensive income, net of tax, where applicable:
Foreign currency translation adjustments	10	—
Reclassification of foreign currency translation adjustments realized upon disposal of business	—	14
Other	1	—
Total other comprehensive income, net of tax, where applicable	11	14
Comprehensive income	$19	$55

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	March 30,	December 29,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$604	$658
Receivables, net	944	885
Inventories	1,034	1,065
Prepaid expenses and other current assets	84	75
Timber notes receivable, current maturities	836	—
Total current assets	3,502	2,683
Property and equipment, net	730	763
Operating lease right-of-use assets	1,398	—
Goodwill	922	914
Other intangible assets, net	409	422
Timber notes receivable	—	842
Deferred income taxes	244	284
Other assets	266	258
Total assets	$7,471	$6,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,098	$1,110
Accrued expenses and other current liabilities	1,294	978
Income taxes payable	—	2
Short-term borrowings and current maturities of long-term debt	93	95
Non-recourse debt, current maturities	748	—
Total current liabilities	3,233	2,185
Deferred income taxes and other long-term liabilities	181	300
Pension and postretirement obligations, net	111	111
Long-term debt, net of current maturities	632	690
Operating lease liabilities	1,208	—
Non-recourse debt	—	754
Total liabilities	5,365	4,040
Commitments and contingencies
Stockholders' equity:
Common stock — authorized 800,000,000 shares of $0.01 par value; issued shares — 620,103,134 at March 30, 2019 and 614,170,704 at December 29, 2018; outstanding shares — 546,192,558 at March 30, 2019 and 543,833,428 at December 29, 2018	6	6
Additional paid-in capital	2,664	2,677
Accumulated other comprehensive loss	(88)	(99)
Accumulated deficit	(180)	(173)
Treasury stock, at cost — 73,910,576 shares at March 30, 2019 and 70,337,276 shares at December 29, 2018	(296)	(285)
Total stockholders' equity	2,106	2,126
Total liabilities and stockholders’ equity	$7,471	$6,166

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	13 Weeks Ended
	March 30,	March 31,
	2019	2018
Cash flows from operating activities of continuing operations:
Net income	$8	$41
Income from discontinued operations, net of tax	—	8
Net income from continuing operations	8	33
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	47
Amortization of debt discount and issuance costs	2	2
Charges for losses on receivables and inventories	14	14
Asset impairments	29	—
Compensation expense for share-based payments	8	4
Deferred income taxes and deferred tax asset valuation allowances	—	19
Contingent consideration payments in excess of acquisition-date liability	(11)	—
Changes in working capital and other	(39)	88
Net cash provided by operating activities of continuing operations	60	207
Cash flows from investing activities of continuing operations:
Capital expenditures	(46)	(37)
Businesses acquired, net of cash acquired	(5)	(30)
Other investing activities	(1)	1
Net cash used in investing activities of continuing operations	(52)	(66)
Cash flows from financing activities of continuing operations:
Net payments on long and short-term borrowings	(24)	(25)
Cash dividends on common stock	(14)	(14)
Share purchases for taxes, net of proceeds from employee share-based transactions	(4)	(3)
Repurchase of common stock for treasury	(11)	—
Contingent consideration payments up to amount of acquisition-date liability	(12)	(2)
Other financing activities	1	3
Net cash used in financing activities of continuing operations	(64)	(41)
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	10
Investing activities of discontinued operations	—	30
Net cash provided by discontinued operations	—	40
Effect of exchange rate changes on cash and cash equivalents	2	(2)
Net increase in cash and cash equivalents	(54)	138
Cash, cash equivalents and restricted cash at beginning of period	660	639
Cash, cash equivalents and restricted cash at end of period	606	777
Cash and cash equivalents of discontinued operations	—	(37)
Cash, cash equivalents and restricted cash at end of period — continuing operations	$606	$740

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

	13 Weeks Ended March 30, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 29, 2018	614,170,704	$6	$2,677	$(99)	$(173)	$(285)	$2,126
Net income	—	—	—	—	8	—	8
Other comprehensive income	—	—	—	11	—	—	11
Exercise and release of incentive stock (including income tax benefits and withholding)	5,932,430	—	(7)	—	—	—	(7)
Amortization of long-term incentive stock grants	—	—	8	—	—	—	8
Dividends paid on common stock ($0.025 per share)	—	—	(14)	—	—	—	(14)
Repurchase of common stock	—	—	—	—	—	(11)	(11)
Adjustment for adoption of accounting standard	—	—	—	—	(15)	—	(15)
Balance at March 30, 2019	620,103,134	$6	$2,664	$(88)	$(180)	$(296)	$2,106

	13 Weeks Ended March 31, 2018
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 30, 2017	610,353,994	$6	$2,711	$(78)	$(273)	$(246)	$2,120
Net income	—	—	—	—	41	—	41
Other comprehensive income	—	—	—	14	—	—	14
Exercise and release of incentive stock (including income tax benefits and withholding)	3,862,224	—	(3)	—	—	—	(3)
Amortization of long-term incentive stock grants	—	—	3	—	—	—	3
Dividends paid on common stock ($0.025 per share)	—	—	(14)	—	—	—	(14)
Adjustment for adoption of accounting standard	—	—	—	—	(4)	—	(4)
Balance at March 31, 2018	614,216,218	$6	$2,697	$(64)	$(236)	$(246)	$2,157

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Office Depot, Inc. including its consolidated subsidiaries (“Office Depot” or the “Company”), is a leading provider of business services and supplies, products and technology solutions. Through its banner brands Office Depot®, OfficeMax®, CompuCom® and Grand&Toy®, the Company offers its customers the tools and resources they need to focus on starting, growing and running their business. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP. The Company’s corporate headquarters is located in Boca Raton, FL, and its primary website is www.officedepot.com.

As of March 30, 2019, the Company had three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and the CompuCom Division. The CompuCom Division was formed after the acquisition of CompuCom Systems, Inc. (“CompuCom”) on November 8, 2017 and reflects the operations of that business.

The Condensed Consolidated Financial Statements as of March 30, 2019, and for the 13-week period ended March 30, 2019 (also referred to as the “first quarter of 2019”) and March 31, 2018 (also referred to as the “first quarter of 2018”) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Business acquisitions in 2018 and 2019 are included prospectively from the date of acquisition, thus affecting the comparability of the Company’s financial statements for all periods presented in this report on Form 10-Q.

The Company has prepared the Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to those SEC rules and regulations. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a better understanding of the Company and its Condensed Consolidated Financial Statements, the Company recommends reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements, which are included in the Company’s 2018 Form 10-K. These interim results are not necessarily indicative of the results that should be expected for the full year.

Cash Management

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. As of March 30, 2019 and December 29, 2018, Trade accounts payable and Accrued expenses and other current liabilities, in the aggregate, included $32 million and $27 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At March 30, 2019, cash and cash equivalents from continuing operations held outside the United States amounted to $145 million.

Restricted Cash

Restricted cash consists primarily of short-term cash deposits having original maturity dates of twelve months or less that serve as collateral to certain of the Company’s letters of credit. Restricted cash is valued at cost, which approximates fair value. At March 30, 2019 and December 29, 2018, restricted cash amounted to $2 million and is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

Leasing Arrangements

The Company conducts a substantial portion of its business in leased properties. Some of the Company’s leases contain escalation clauses and renewal options. The Company recognizes rental expense for operating leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease.

Prior to the adoption of the new lease accounting standard on the first day of fiscal 2019, the expected term of a lease was calculated from the date the Company first took possession of the facility, including any periods of free rent, and extended through the non-cancellable period and any option or renewal periods management believed were reasonably assured of being exercised. Rent abatements and escalations were considered in the calculation of minimum lease payments in the Company’s lease classification assessment and in determining straight-line rent expense for operating leases. Straight-line rent expense was also adjusted to reflect any allowances or reimbursements provided by the lessor. When required under lease agreements, estimated costs to return facilities to original condition were accrued over the lease period.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Subsequent to the adoption of the new lease accounting standard, the Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, Accrued expenses and other current liabilities, and Operating lease liabilities on the Condensed Consolidated Balance Sheet as of March 30, 2019. Finance leases are included in Property and equipment, net, Short-term borrowings and current maturities of long-term debt, and Long-term debt, net of current maturities on the Condensed Consolidated Balance Sheet as of March 30, 2019. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As the rate implicit in the lease is not readily determinable for most of the leases, the Company has utilized its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The operating lease ROU asset also includes any lease payments made prior to commencement and excludes lease incentives and initial direct costs incurred. Certain leases include one or more options to renew, with renewal terms that can extend the lease from five to 25 years or more, which is generally at the Company’s discretion. Any option or renewal periods management believed were reasonably certain of being exercised are included in the lease term. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, for which it has made an accounting policy election to account for these as a single lease component. Refer to the “New Accounting Standards” section below for more information relating to the adoption of the new lease accounting standard.

New Accounting Standards

Standards that are not yet adopted

Cloud computing arrangements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that provides guidance regarding the accounting for implementation costs in cloud computing arrangements. This accounting update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will not have a material impact on its Consolidated Financial Statements.

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

Fair value measurements

In August 2018, the FASB issued an accounting standard update that adds, removes, and modifies the disclosure requirements related to fair value measurements. This accounting update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will not have a material impact on its Consolidated Financial Statements.

Standards that were adopted

Leases

In February 2016, the FASB issued an accounting standards update that requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for finance leases and lessors remains relatively unchanged. The accounting standards update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The initial standard required a modified retrospective transition approach, with application, including disclosures, in all comparative periods presented. In July 2018, the FASB approved an amendment to the new guidance that introduced an alternative modified retrospective transition approach granting companies the option of using the effective date of the new standard as the date of initial application. The Company adopted the standard on the first day of the first quarter of 2019 using this alternative transition approach.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The Company elected the transition package of practical expedients that is permitted by the standard. The package of practical expedients allows the Company to not reassess previous accounting conclusions regarding whether existing arrangements are or contain leases, the classification of existing leases, and the treatment of initial direct costs. The Company did not elect the hindsight transition practical expedient allowed for by the new standard, which allows entities to use hindsight when determining lease term and impairment of ROU assets. Additionally, the Company elected certain other practical expedients offered by the new standard which it will apply to all asset classes, including the option not to separate lease and non-lease components and instead to account for them as a single lease component and the option not to recognize ROU assets and related liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise).

Substantially all of the Company’s retail store locations, supply chain facilities, certain corporate facilities and copy print equipment are subject to operating lease arrangements. As a result, the standard had material impacts on the Condensed Consolidated Balance Sheet, but did not have an impact on the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows. The most significant impacts of the standard on the Condensed Consolidated Balance Sheet on the date of adoption were as follows:

•	Recognition of $1.4 billion Operating lease right-of-use assets and $1.6 billion Operating lease liabilities;
•

Derecognition of approximately $41 million of Property and equipment, net and $39 million of financing obligations associated with non-owned properties that were capitalized under previously existing build-to-suit lease accounting rules;

•

Cumulative effect of $15 million adoption date adjustments to Accumulated deficit comprised of a $20 million impairment charge, net of tax effect, to the ROU assets, primarily because the fair market value of certain retail stores was lower than their carrying value prior to the adoption date; $4 million deferred gain, net of tax effect, related to transactions accounted for as sales and operating leasebacks under the previous lease standard; and a $1 million credit, net of tax effect, arising from the derecognition of assets and liabilities associated with non-owned properties that were capitalized under previously existing build-to-suit lease accounting rules.

As part of its adoption of the new lease accounting standard, the Company also implemented new internal controls and updated accounting policies and procedures, operational processes and documentation practices to enable the preparation of financial information on adoption. Refer to Note 8 for additional disclosures required as a result of the adoption of this new standard.

NOTE 2. ACQUISITIONS

Since 2017, the Company has been undergoing a strategic business transformation to pivot into an integrated business-to-business (“B2B”) distribution platform, with the objective of expanding its product offerings to include value-added services and capture greater market share. As part of this transformation, the Company acquired two businesses during the first quarter of 2019. These two acquisitions consist of small independent regional office supply distribution businesses that continue to expand the Company’s reach and distribution network into geographic areas that were previously underserved.

The aggregate total purchase consideration, including contingent consideration, for the acquisitions completed in the first quarter of 2019 was approximately $7 million, subject to certain customary post-closing adjustments. The aggregate purchase price was primarily funded with cash on hand, with the remainder consisting of contingent consideration, estimated to be less than $1 million, to be paid in the first quarter of 2020. The acquisitions were treated as purchases in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction including goodwill and other intangible assets. The Company has performed a preliminary purchase price allocation of the aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transactions, including $1 million of customer relationship intangible assets and $5 million of goodwill. The remaining aggregate purchase price was primarily allocated to working capital accounts. These assets and liabilities are included in the balance sheet as of March 30, 2019. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the dates of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. Changes in fair value of the contingent consideration may result in additional transaction related expenses. The operating results of the office supply distribution businesses are combined with the Company’s operating results subsequent to their purchase dates, and are included in the Business Solutions Division. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses, individually and in the aggregate, are not material to the Company.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

During 2018, the Company recognized a contingent consideration liability of $25 million in connection with the acquisition of an enterprise IT solutions integrator and managed services provider. In the first quarter of 2019, the Company paid $23 million of the contingent consideration liability, of which $12 million was treated as a financing cash outflow because it related to the acquisition-date accrual, and $11 million was presented as a cash outflow from operating activities as it was accrued subsequent to the acquisition date based on new information obtained on the financial performance of the acquired entity. The remaining $2 million of this contingent consideration liability will be paid in the fourth quarter of 2019 and will be treated as a cash outflow from operating activities.

Based on new information received, the preliminary purchase price allocations of the companies acquired in 2018 have been adjusted during the respective measurement periods. These adjustments were insignificant individually and in the aggregate to the Company’s Condensed Consolidated Financial Statements.

Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred, instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger and restructuring expense, net line in the Condensed Consolidated Statements of Operations. Refer to Note 3 for additional information about the merger and restructuring expenses incurred during the first quarter of 2019.

NOTE 3. MERGER AND RESTRUCTURING ACTIVITY

Since 2017, the Company has taken actions to optimize its asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger and restructuring expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service its customers. These expenses are not included in the determination of Division operating income. The table below summarizes the major components of Merger and restructuring expenses, net.

	First Quarter
(In millions)	2019	2018
Merger and transaction related expenses, net
Severance and retention	$1	$2
Transaction and integration	7	7
Facility closure, contract termination, and other expenses, net	—	3
Total Merger and transaction related expenses, net	8	12
Restructuring expenses
Facility closure, contract termination, professional fees and other expenses, net	6	5
Total Restructuring expenses	6	5
Total Merger and restructuring expenses, net	$14	$17

Merger and transaction related expenses, net

Severance and retention include expenses related to the integration of staff functions in connection with business acquisitions and are expensed through the severance and retention period. Transaction and integration primarily include legal, accounting, and other third-party expenses incurred in connection with acquisitions and business integration activities. Facility closure, contract termination and other expenses, net primarily relate to facility closure accruals, contract termination costs, gains and losses on asset dispositions, and accelerated depreciation. Also included in the merger and transaction related expenses, net in the first quarter of 2018 are $3 million of integration expenses and $3 million of facility closure costs associated with the 2013 OfficeMax merger. All integration activities associated with the OfficeMax merger were completed in 2018.

Restructuring expenses

On May 8, 2019, in connection with the earnings release and conference call for the first quarter 2019 results, the Company announced that its Board of Directors approved a company-wide, multi-year, cost reduction and business improvement program to systematically drive down costs, improve operational efficiencies, and enable future growth investments. Under this program (the “Business Acceleration Program”), the Company will make several organizational realignments stemming from process improvements, increased leverage of technology and accelerated use of automation. This will result in the elimination of certain positions and a flatter organization. In connection with this program, the Company anticipates closing approximately 90 underperforming retail stores in 2020 and 2021, and 9 other facilities, consisting of distribution centers and sales offices. As a result of these changes, the Company expects to realize savings of at least $40 million in 2019, and run-rate savings of at least $100 million when fully implemented. Total estimated costs to implement the Business Acceleration Program are expected to be approximately

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

$106 million to $116 million comprised of (1) severance and related employee costs of $38 million to $40 million, (2) recruitment and relocation costs of $2 million to $4 million, (3) retail store and facility closure costs of $25 million to $27 million, (4) third-party costs to facilitate the execution of the program of $35 million to $37 million,  and (5) other costs of approximately $6 million to $8 million. Of the aggregate costs to implement the Business Acceleration Program, $99 million to $101 million are expected to be cash expenditures through 2021. For the remainder of fiscal 2019, the Company expects to incur approximately $85 million, of which approximately $70 million will be cash, for severance and related employee costs, recruitment and relocation, and third-party costs including legal and consulting fees under the Business Acceleration Program.

Included in restructuring expenses in the first quarter of 2019 and 2018 are costs incurred in connection with the Comprehensive Business Review, a program the Company announced in 2016. These costs include severance, facility closure costs, contract termination, accelerated depreciation, professional fees, relocation and disposal gains and losses, as well as other costs associated with retail store closures. In the first quarter of 2019, the Company closed 2 retail stores, and expects to close approximately 57 additional stores through the end of the Comprehensive Business Review program in 2019.

Merger and Restructuring Accruals

The activity in the merger and restructuring accruals in the first quarter of 2019 is presented in the table below.

	Balance as of				Balance as of
	December 29,	Charges	Cash	Adjustments	March 30,
(In millions)	2018	Incurred	Payments	(a)	2019
Termination benefits:
Merger-related accruals	$3	$1	$(2)	$—	$2
Comprehensive Business Review	—	1	—	—	1
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	10	—	—	(10)	—
Comprehensive Business Review	5	5	—	(3)	7
Total	$18	$7	$(2)	$(13)	$10

(a)

Represents reclassification of operating lease obligations associated with facility closures to Operating lease right-of-use assets on the Consolidated Balance Sheet in accordance with the new lease accounting standard.

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 4. REVENUE RECOGNITION

Products and Services Revenue

The following table provides information about disaggregated revenue by Division, and major products and services categories.

	First Quarter of 2019
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$771	$443	$—	$3	$1,217
Technology	326	485	62	1	874
Furniture and other	171	98	—	1	270
Services
Technology	—	8	182	(2)	188
Copy, print, and other	76	141	3	—	220
Total	$1,344	$1,175	$247	$3	$2,769

	First Quarter of 2018
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$735	$468	$—	$1	$1,204
Technology	354	539	46	—	939
Furniture and other	172	108	—	—	280
Services
Technology	—	9	210	—	219
Copy, print, and other	67	120	1	—	188
Total	$1,328	$1,244	$257	$1	$2,830

Products revenue

Products revenue includes the sale of (1) supplies such as paper, writing instruments, office supplies, cleaning and breakroom items, (2) technology related products such as toner and ink, printers, computers, tablets and accessories, electronic storage, and (3) furniture and other products such as desks, seating, and luggage.

The Company sells its supplies, furniture and other products through its Business Solutions and Retail Divisions, and its technology products through all three Divisions. Customers can purchase products through the Company’s call centers, electronically through its Internet websites, or through its retail stores. Revenues from supplies, technology, and furniture and other product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer.

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

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts during the first quarter of 2019.

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

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and a deferred liability is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of March 30, 2019, the Company had $9 million of deferred liability related to the loyalty program, which is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

liabilities related to the Company’s loyalty program and gift cards. The short and long-term components of contract liabilities in the table below are included in Accrued expenses and other current liabilities, and Deferred income taxes and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	March 30,	December 29,
(In millions)	2019	2018
Trade receivables, net	$669	$655
Short-term contract assets	25	22
Long-term contract assets	18	17
Short-term contract liabilities	48	52
Long-term contract liabilities	1	1

During the first quarter of 2019, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $19 million during the first quarter of 2019 which were included in the short-term contract liability balance at the beginning of the period. There were no contract assets and liabilities that were recognized during the first quarter of 2019 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of the period that transferred to receivables during the first quarter of 2019.

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

Costs to Obtain a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be capitalized. These costs are periodically reviewed for impairment, and are amortized on a straight-line basis over the expected period of benefit. As of March 30, 2019, capitalized acquisition costs amounted to $43 million, which is reflected in short-term contract assets and long-term contract assets in the table above. During the first quarter of 2019, amortization expense was $9 million and there was no impairment loss in relation to costs capitalized. The Company had no asset impairment charges related to contract assets in the periods presented herein.

NOTE 5. SEGMENT INFORMATION

At March 30, 2019, the Company had three reportable segments: Business Solutions Division, Retail Division and the CompuCom Division. The Business Solutions Division sells nationally branded as well as the Company’s private branded office supply and adjacency products and services to customers in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through the Company’s Internet websites. The Retail Division includes retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, print, cleaning, breakroom and facilities products, and office furniture as well as business services including copying, printing, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are also facilitated through the Company’s regional print production centers. The CompuCom Division sells information technology (“IT”) outsourcing services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including end user computing support, managed IT services, data center monitoring and management, service desk, network infrastructure, IT workforce solutions, mobile device management and cloud services.

The retained global sourcing operations previously included in the former International Division are not significant and have been presented as Other. Also included in Other is the elimination of intersegment revenues of $3 million for the first quarter of 2019 and $1 million for the first quarter of 2018.

The office supply products and services offered by the Business Solutions Division and the Retail Division are similar, but the CompuCom Division’s offerings are focused on IT services and related products. The Company’s three operating segments are the three reportable segments. The Business Solutions Division, the Retail Division and the CompuCom Division are managed separately

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

as they represent separate channels in the way the Company serves its customers and are managed accordingly. The accounting policies for each segment are the same as those described in Note 1. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Business Solutions Division, the Retail Division and the CompuCom Division, including Asset impairments and Merger and restructuring expenses, net, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities. In addition, the Company regularly evaluates the appropriateness of the reportable segments based on how the business is managed, including decision-making about resources allocation and assessing performance of the segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, the current reportable segments may change in the future.

The following is a summary of sales and operating income (loss) by each of the Divisions and Other, reconciled to consolidated totals, after the elimination of the discontinued operations for all periods.

	Sales
	First Quarter
(In millions)	2019	2018
Business Solutions Division	$1,344	$1,328
Retail Division	1,175	1,244
CompuCom Division	247	257
Other	3	1
Total	$2,769	$2,830

	Division Operating Income (Loss)
	First Quarter
(In millions)	2019	2018
Business Solutions Division	$46	$55
Retail Division	67	72
CompuCom Division	(15)	5
Other	—	—
Total	$98	$132

A reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

	First Quarter
(In millions)	2019	2018
Total Divisions operating income	$98	$132
Add/(subtract):
Asset impairments	(29)	—
Merger and restructuring expenses, net	(14)	(17)
Unallocated expenses	(31)	(38)
Interest income	6	6
Interest expense	(23)	(29)
Other income, net	2	1
Income from continuing operations before income taxes	$9	$55

The components of goodwill by segment are provided in the following table:

	Business Solutions	Retail	CompuCom
(In millions)	Division	Division	Division	Total
Balance as of December 29, 2018	$387	$78	$449	$914
Acquisitions	5	—	—	5
Foreign currency rate impact	—	—	3	3
Balance as of March 30, 2019	$392	$78	$452	$922

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Refer to Note 2 for additional information on the acquisitions made during the first quarter of 2019.

As of March 30, 2019, the Company believes that its goodwill and indefinite-lived intangible assets are recoverable for all reporting units. The Company continues to monitor the performance of its CompuCom Division, which reported an operating loss for the first quarter of 2019 mainly driven by lower than expected revenue from existing customer contracts, compounded by less than commensurate reductions in associated expenses. The Company believes that the revenue and profitability shortfall in the first quarter of 2019 at CompuCom were temporary, and the long-term projections management used in the last goodwill recoverability assessment are still achievable. This is supported by the fact that CompuCom’s business has not fundamentally changed since the last goodwill impairment analysis. In addition, the Company has undertaken several actions to improve the future operating performance of CompuCom, including streamlining its operational structure to increase service velocity and efficiency, reorganizing its customer-facing organization to better align with customer needs, and realigning its sales team to more effectively identify new opportunities to increase penetration of existing customers and accelerate cross-selling opportunities. However, if the Company’s actions do not result in improved financial performance at CompuCom, there is a reasonable possibility of future impairment of goodwill and indefinite-lived intangible assets for the CompuCom Division reporting unit.

NOTE 6. INCOME TAXES

The Company’s effective rate for the first quarter of 2019 differs from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act primarily due to the impact of excess tax deficiencies associated with stock-based compensation awards, the impact of state taxes and certain nondeductible items, adjustments to tax credit benefits, and the mix of income and losses across U.S. and non-U.S. jurisdictions. Some of these discrete items were particularly larger compared to the income reported in the first quarter of 2019, thus causing the effective tax rate for the period to be significantly lower than the statutory rate. As prior years’ equity awards granted at a higher fair value vest, previously recognized deferred tax benefits on the excess compensation expense are reversed, thus causing a tax deficiency. The Company’s effective tax rates in prior periods have varied considerably as a result of two primary factors, 1) the mix of income and losses across U.S. and non-U.S. jurisdictions, and 2) the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2019 and 2018, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to the dispositions of the international businesses and improved operating results. As a result, the Company’s effective tax rates were 11% for the first quarter of 2019 and 40% for the first quarter of 2018. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

The Tax Cuts and Jobs Act repealed the corporate Alternative Minimum Tax (“AMT”) and allows unutilized AMT credits to be refunded. For tax years 2018 through 2020, taxpayers may receive 50% of their uncredited balances as a cash refund with any remaining amounts refunded in full in 2021. The Company determined it is more-likely-than-not that $45 million of its AMT credits will be refunded and is estimated to occur in the first quarter of 2020. Accordingly, the Company reclassified $45 million from non-current deferred tax assets to income tax receivables in the first quarter of 2019.

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

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years prior to 2017 and 2013, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal income tax examination, and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years prior to 2013. The Company’s U.S. federal income tax return for 2017 is currently under review. Generally, the Company is subject to routine examination for years 2012 and forward in its international tax jurisdictions.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. EARNINGS PER SHARE

The following table represents the calculation of net earnings per common share – basic and diluted:

	First Quarter
(In millions, except per share amounts)	2019	2018
Basic Earnings Per Share
Numerator:
Net income from continuing operations	$8	$33
Income from discontinued operations, net of tax	—	8
Net income	$8	$41
Denominator:
Weighted-average shares outstanding	543	555
Basic earnings per share:
Continuing operations	$0.01	$0.06
Discontinued operations	—	0.01
Net earnings per share	$0.01	$0.07
Diluted Earnings Per Share
Numerator:
Net income from continuing operations	$8	$33
Income from discontinued operations, net of tax	—	8
Net income	$8	$41
Denominator:
Weighted-average shares outstanding	543	555
Effect of dilutive securities:
Stock options and restricted stock	18	8
Diluted weighted-average shares outstanding	561	563
Diluted earnings per share:
Continuing operations	$0.01	$0.06
Discontinued operations	—	0.01
Net diluted earnings per share	$0.01	$0.07

Awards of stock options and nonvested shares representing approximately 4 million additional shares of common stock were outstanding for the first quarter of 2019 and approximately 8 million for the first quarter of 2018, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

NOTE 8. LEASES

The Company leases retail stores and other facilities, vehicles, and equipment under operating lease agreements. Facility leases typically are for a fixed non-cancellable term with one or more renewal options. In addition to rent payments, the Company is required to pay certain variable lease costs such as real estate taxes, insurance and common area maintenance on most of the facility leases. For leases beginning in 2019 and later, the Company accounts for lease components (e.g., fixed payments including rent) and non-lease components (e.g., real estate taxes, insurance costs and common-area maintenance costs) as a single lease component. Many lease agreements contain tenant improvement allowances, rent holidays, and/or rent escalation clauses. Certain leases contain provisions for additional rent to be paid if sales exceed a specified amount, though such payments have been immaterial during the periods presented. The Company subleases certain real estate to third parties, consisting mainly of operating leases for space within the retail stores.

The components of lease expense were as follows:

March 30,
(In millions)	2019
Finance lease cost:
Amortization of right-of-use assets	$4
Interest on lease liabilities	1
Operating lease cost	111
Short-term lease cost	3
Variable lease cost	33
Total lease cost	$152

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Supplemental cash flow information related to leases was as follows:

March 30,
(In millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1
Operating cash flows from operating leases	125
Financing cash flows from finance leases	5
Right-of-use assets obtained in exchange for new finance lease liabilities	2
Right-of-use assets obtained in exchange for new operating lease liabilities	53

Supplemental balance sheet information related to leases was as follows:

March 30,
(In millions, except lease term and discount rate)	2019
Property and equipment, net	$41
Operating lease right-of-use assets	1,398
Accrued expenses and other current liabilities	370
Short-term borrowings and current maturities of long-term debt	16
Long-term debt, net of current maturities	53
Operating lease liabilities	1,208
Weighted-average remaining lease term – finance leases	5 years
Weighted-average remaining lease term – operating leases	5 years
Weighted-average discount rate – finance leases	6.9%
Weighted-average discount rate – operating leases	7.0%

Maturities of lease liabilities as of March 30, 2019 were as follows:

	March 30, 2019
	Operating	Finance
(In millions)	Leases(1)	Leases
2019 (excluding the first quarter of 2019)	$546	$16
2020	479	16
2021	338	14
2022	254	12
2023	178	11
Thereafter	132	15
	1,927	84
Less imputed interest	(349)	(15)
Total	$1,578	$69

Reported as of March 30, 2019
Accrued expenses and other current liabilities	$370	$—
Short-term borrowings and current maturities of long-term debt	—	16
Long-term debt, net of current maturities	—	53
Operating lease liabilities	1,208	—
Total	$1,578	$69

(1)

Operating lease payments include $155 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $2 million of legally binding lease payments for an additional operating lease signed but not yet commenced. This operating lease will commence in fiscal year 2019 with a lease term of 10 years.

Adoption of the new lease accounting standard using the alternative transition method required the Company to provide relevant disclosures in accordance with ASC 840, Leases for all prior periods presented. The table below represents future minimum lease payments due under the non-cancelable portions of leases including facility leases that were accrued as store closure costs as of December 29, 2018. The table was updated from the version previously included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 within the Notes to Consolidated Financial Statements to adjust for certain inconsistencies

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

that management identified in the first quarter of fiscal year 2019 during the implementation of ASC 842, Leases. Specifically, the Company corrected the schedule to include additional lease commitments for option periods at the time of execution as opposed to the original extension date.

December 29,
(In millions)	2018
2019	$466
2020	374
2021	285
2022	214
2023	144
Thereafter	235
1,718
Less sublease income	(11)
Total	$1,707

NOTE 9. DEBT

In connection with the consummation of the acquisition of CompuCom, the Company entered into a credit agreement, dated as of November 8, 2017 (the “Term Loan Credit Agreement”), which provides for a $750 million term loan facility with a maturity date of November 8, 2022. The Term Loan Credit Agreement was amended in November 2018. The Company was in compliance with all applicable financial covenants associated with the Term Loan Credit Agreement at March 30, 2019.

In May 2011, the Company entered into an amended and restated credit agreement, which was amended and restated in May 2016 for an additional five years, and was further amended in December 2016 and November 2017 (the Amended and Restated Credit Agreement including all amendments is referred to as the “Amended Credit Agreement”). The Amended Credit Agreement provides for a revolving credit facility of up to $1.2 billion and will mature on May 13, 2021. As provided in the Amended Credit Agreement, available amounts that can be borrowed are based on percentages of certain outstanding accounts receivable, credit card receivables, and inventory of the Company. At March 30, 2019, the Company had $943 million of available credit, and letters of credit outstanding totaling $72 million under the Amended Credit Agreement. There were no borrowings under the Amended Credit Agreement in the first quarter of 2019 and the Company was in compliance with all applicable financial covenants at March 30, 2019.

Non-recourse debt

The Installment Notes (the “Timber Notes Receivable”) and the related Securitization Notes (the “Non-Recourse Debt”), as defined in the 2018 Form 10-K, are scheduled to mature on January 29, 2020 and October 31, 2019, respectively. As described in the indenture governing the Non-Recourse Debt, if the Company does not provide a redemption notice in September 2019, the maturity date of the Non-Recourse Debt will extend to January 29, 2020, provided that the majority holders of the Non-Recourse Debt do not disallow the extension by October 21, 2019. The extension of the maturity date of the Non-Recourse Debt will result in an increase in the interest rate for the extension period at the greater of 7.42% or LIBOR plus 2.55%, capped at 13%.

NOTE 10. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 29, 2018	$(50)	$(49)	$(99)
Other comprehensive income activity before reclassifications	10	1	11
Balance at March 30, 2019	$(40)	$(48)	$(88)

Treasury Stock

In November 2018, the Board of Directors approved a stock repurchase program of up to $100 million of its common stock effective January 1, 2019, which extends until the end of 2020 and may be suspended or discontinued at any time. The stock repurchase authorization permits the Company to repurchase stock from time-to-time through a combination of open market repurchases,

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances. However, the Company’s ability to repurchase its common stock in 2019 is subject to certain restrictions under the Company’s Term Loan Credit Agreement.

During the first quarter of 2019, the Company purchased approximately 4 million shares of its common stock at a cost of $10 million, excluding commissions, and as of March 30, 2019, approximately $90 million remains available for share repurchases under the current stock repurchase authorization. Refer to Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, “Other Information” for additional information.

Dividends on Common Stock

In February 2019, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share on its common stock, resulting in total cash payments of $14 million. Dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. Payment of dividends is permitted under the Company’s Amended Credit Agreement provided that the Company has the required minimum liquidity or fixed charge ratio, but may be limited if the Company does not meet the necessary requirements. Additionally, under the Company’s Term Loan Credit Agreement, payment of dividends is permitted subject to compliance with an annual limit.

NOTE 11. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans – North America

The components of net periodic pension expense (benefit) for the Company’s North America pension plans are as follows:

	First Quarter
(In millions)	2019	2018
Service cost	$2	$1
Interest cost	9	9
Expected return on plan assets	(10)	(11)
Net periodic pension expense (benefit)	$1	$(1)

During the first quarter of 2019, cash contributions to the North America pension plans were not significant. The Company expects to make additional cash contributions of approximately $2 million to the North America pension plans during the remainder of 2019.

Pension Plan – United Kingdom

The components of net periodic pension benefit for the Company’s UK pension plan are as follows:

	First Quarter
(In millions)	2019	2018
Service cost	$—	$—
Interest cost	2	2
Expected return on plan assets	(2)	(2)
Net periodic pension benefit	$—	$—

The UK pension plan is in a net asset position. During the first quarter of 2019, cash contributions of $1 million were made to the UK pension plan. The Company is required to make an additional cash contribution of $1 million to the UK pension plan during the remainder of 2019.

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments. As of March 30, 2019 and December 29, 2018, the Company did not have any money market funds that had floating net asset values that required measurement.

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. Amounts associated with these derivative financial instruments are considered Level 1 measurements, and were not significant for the reported periods. At March 30, 2019, Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet included less than $1 million related to derivative foreign currency and fuel contracts. At December 29, 2018, Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet included less than $1 million related to derivative foreign currency and fuel contracts.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the first quarter of 2019, the Company recognized an asset impairment charge of $29 million associated with continuing operations. Of this $29 million asset impairment charge, $25 million was related to impairment of ROU assets for retail store locations.

The Company regularly reviews retail store long-lived assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses input from retail operations and accounting and finance personnel. These inputs include management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, by their nature, include judgments about how current initiatives will impact future performance. In the first quarter of 2019, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter store operational results and formal plans for additional store closures. These assumptions reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives.

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data, where available, such as real estate broker’s opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the first quarter of 2019 impairment calculation were discounted at a weighted average discount rate of 7%. For retail store locations for which Level 2 inputs are not readily available, the Company uses Level 3 unobservable inputs to determine fair value.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the first quarter of 2019, the impairment recognized reflects the Company’s best estimate of future performance.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Other Fair Value Disclosures

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	March 30,		December 29,
	2019		2018
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Timber notes receivable	$836	$835	$842	$835
Company-owned life insurance	92	92	91	91
Financial liabilities:
Recourse debt:
Term Loan, due 2022	445	470	463	490
Revenue bonds, due in varying amounts periodically through 2029	186	186	186	184
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	14	14	14
Non-recourse debt — Timber notes	748	747	754	750

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

In March 2019, the FTC Commissioners approved the proposed settlement between the FTC and the Company.  The Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the “Consent Order,” was filed with the U.S. District Court for the Southern District of Florida (the “Court”) and entered by the Court on March 29, 2019.

Under the terms of the Consent Order, wherein the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the FTC Commissioners agreed to accept payment of $25 million to compensate affected Company customers (the “settlement payment”). The settlement payment was paid on April 12, 2019, fourteen (14) days after final entry of the Consent Order by the Court. The Consent Order also requires the Company to implement a compliance certification, record creation and maintenance program.

Additionally, in January 2017 and May 2017, the Consumer Protection Divisions of each of the Office of Attorney General, State of Washington ("Washington AG'') and the Office of Attorney General, State of Texas (''Texas AG''), respectively, each issued a CID to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck. The Company is cooperating with the Washington AG and Texas AG with respect to these matters. At this time, it is difficult to predict the timing, the likely outcome, and/or potential range of loss, if any, of these state matters.

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of March 30, 2019, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, our estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

NOTE 14. DISCONTINUED OPERATIONS

In the third quarter of 2016, the Company’s Board of Directors approved a plan to sell substantially all operations of the former International Division through four disposal groups (Europe, South Korea, Oceania and mainland China) (the “International Operations”). Collectively, these dispositions represent a strategic shift that has a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. As of the end of fiscal 2018, the sale of the International Operations was complete, and there are no further discontinued operations in 2019.

For the first quarter of 2018, the major components of Discontinued operations, net of tax presented were as follows:

First Quarter
(In millions)	2018
Sales	$94
Cost of goods sold and occupancy costs	72
Operating expenses	17
Restructuring charges	—
Other expense, net	(2)
Net increase of loss on discontinued operations held for sale	(1)
Net loss on sale of discontinued operations	(1)
Income tax benefit	(7)
Discontinued operations, net of tax	$8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When using this report, the terms “Office Depot,” “Company,” “we,” “us” and “our” mean Office Depot, Inc. and all entities included in our Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist readers in better understanding and evaluating our financial condition and results of operations. We recommend reading this MD&A in conjunction with our Condensed Consolidated Financial Statements and the Notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2018 Form 10-K.

RESULTS OF OPERATIONS

OVERVIEW

The Company

We are a leading provider of business services and supplies, products and technology solutions through our fully integrated business-to-business (“B2B”) distribution platform of 1,359 retail stores, online presence, and dedicated sales professionals and technicians to small, medium and enterprise businesses. Through our banner brands Office Depot®, OfficeMax®, CompuCom® and Grand&Toy®, we offer our customers the tools and resources they need to focus on their passion of starting, growing and running their business.

As of March 30, 2019, our operations are organized into three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and CompuCom Division.

The Business Solutions Division, or BSD, provides customers with office supply products and services in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada through dedicated sales forces, catalogs, telesales, and electronically through our Internet websites.

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

Acquisitions

Since 2017, we have been undergoing a strategic business transformation to pivot Office Depot into an integrated B2B distribution platform, with the objective of expanding our product offerings to include value-added services for our customers and capture greater market share.

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

To strengthen our core operations, since 2017, we have continued to expand our reach and distribution network by identifying and acquiring profitable regional office supply distribution businesses serving small and mid-market customers in geographic areas that were previously underserved by our network. During the first quarter of 2019, we acquired two small independent regional office supply distribution businesses. This has allowed, and will continue to allow, for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

The aggregate total purchase consideration, including contingent consideration, for the two acquisitions completed in the first quarter of 2019 was approximately $7 million, subject to certain customary post-closing adjustments. The aggregate purchase price was primarily funded with cash on hand, with the remainder consisting of contingent consideration estimated to be less than $1 million, to be paid in the first quarter of 2020.

The operating results of these companies are combined with our operating results subsequent to their purchase dates. The operating results of the recently acquired office supply distribution businesses are included in the Business Solutions Division, whereas the operating results of CompuCom and the enterprise IT solutions integrator and managed services provider are included in the CompuCom Division. Refer to Note 2. “Acquisitions,” in Notes to Condensed Consolidated Financial Statements for additional information.

Overview of Consolidated Results from Continuing Operations

The following summarizes the more significant factors impacting our operating results from continuing operations for the 13-week period ended March 30, 2019 (also referred to as the “first quarter of 2019”) and March 31, 2018 (also referred to as the “first quarter of 2018”).

Our consolidated sales were 2% lower in the first quarter of 2019 compared to the same period of the prior year. This period-over-period decrease was primarily driven by lower sales in our Retail Division, which decreased 6% as a result of lower comparable store sales and store closures. Our CompuCom Division also experienced lower sales of 4% when compared to the prior year period, primarily due to a decline in sales of project-related services as a result of reduced business volume from existing customers. This decrease was partially offset by higher sales in the Business Solutions Division, which represented an improvement from the comparative prior year period of 1% primarily from acquisitions and a 13% increase in sales of services.

Sales	First Quarter
(In millions)	2019	2018	Change
Business Solutions Division	$1,344	$1,328	1%
Retail Division	1,175	1,244	(6)%
Change in comparable store sales			(4)%
CompuCom Division	247	257	(4)%
Other	3	1	200%
Total	$2,769	$2,830	(2)%

Product sales in the first quarter of 2019 decreased 3% from the comparative prior year period, while sales of services remained flat. The decrease in product revenue was primarily driven by lower comparable store sales and store closures in the Retail Division. On a consolidated basis, services represented approximately 15% of our total sales in the first quarter of 2019, as compared to 14% in the first quarter of 2018. While period-over-period sales of services declined by $26 million in our CompuCom Division, this decline was more than offset by the continued expansion of our services in the Retail and Business Solutions Divisions. The expansion of our services in these divisions was mainly driven by our service and product subscriptions which contributed an additional $25 million in revenues in the first quarter of 2019.

Sales
(In millions)	2019	2018	Change
Products	$2,361	$2,423	(3)%
Services	408	407	0%
Total	$2,769	$2,830	(2)%

Other Significant Factors Impacting Total Company Results

•

Total gross profit decreased by $26 million, or 4% in the first quarter of 2019 compared to the same period in 2018. The decrease in gross profit was primarily a result of lower gross profit in our CompuCom Division due to lower revenue, further compounded by less than commensurate reductions in associated expenses. The decline in total gross profit was also impacted by lower sales in our Retail Division. These decreases were partially offset by an increase in gross profit in the Business Solutions Division as a result of acquisitions.

Total gross margin for the first quarter of 2019 was approximately 40 basis points lower than the comparative prior year period. The decline in gross margin was primarily attributable to lower gross margin in our CompuCom Division, partially offset by improved gross margin in our Retail Division as a result of improvements in distribution and inventory management costs.

•

Total selling, general and administrative expenses were flat in the first quarter of 2019 when compared to the same period in 2018. Selling, general, and administrative expenses were positively impacted by lower spend on marketing activities, payroll and payroll-related costs, and professional fees, offset by an increase in expenses as result of acquisitions in our Business Solutions Division. Total selling, general and administrative expenses increased 50 basis points as a percentage of total sales year-over-year.

•

We recorded $14 million of Merger and restructuring expenses, net in the first quarter of 2019 compared to $17 million in the first quarter of 2018. Merger and restructuring expense in the first quarter of 2019 includes $8 million of severance, retention, transaction and integration costs associated with our acquisitions and $6 million of expenses associated with restructuring activities. Refer to Note 3. “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements for additional information.

•

We recorded $29 million of asset impairments charges in the first quarter of 2019, $25 million of which related to impairment of operating lease right-of-use assets recognized under the new lease accounting standard. Refer to Note 12. “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements for additional information.

•

Our effective tax rate of 11% for the first quarter of 2019 differs from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act primarily due to the impact of excess tax deficiencies associated with stock-based compensation awards, the impact of state taxes and certain nondeductible items, adjustments to tax credit benefits, and the mix of income and losses across U.S. and non-U.S. jurisdictions. Some of these discrete items were particularly larger compared to the income reported in the first quarter of 2019, thus causing the effective tax rate for the period to be significantly lower than the statutory rate. Our effective tax rate of 40% for the first quarter of 2018 was primarily influenced by the impact of excess tax deficiencies associated with stock-based compensation awards, the impact of state taxes and certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions.

•	Diluted earnings per share from continuing operations was $0.01 in the first quarter of 2019 compared to $0.06 in the first quarter of 2018.
•

In each of the first quarter of 2019 and 2018, we paid a quarterly cash dividend on our common stock in the amount of $0.025 per share, resulting in a total cash payment of $14 million in each respective period. In addition, under our stock repurchase program we bought back approximately 4 million shares of our common stock in the first quarter of 2019, returning another $10 million to our shareholders.

•

At March 30, 2019, we had $604 million in cash and cash equivalents and $943 million of available credit under the Amended Credit Agreement. Cash provided by operating activities of continuing operations was $60 million for the first quarter of 2019 compared to $207 million in the comparable prior year period. Refer to the Liquidity and Capital Resources section of this Item 2 for more information on cash flows.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

BUSINESS SOLUTIONS DIVISION

	First Quarter
(In millions)	2019	2018
Products	$1,268	$1,261
Services	76	67
Total Sales	$1,344	$1,328
% change	1%	1%
Division operating income	$46	$55
% of sales	3%	4%

Product sales in our Business Solutions Division increased 1% in the first quarter of 2019 compared to the same period in the prior year, primarily due to acquisitions and growth in adjacency categories, such as cleaning/breakroom supplies, partially offset by lower online sales and other product categories, including toner, ink and office supplies. Improved sales from the omni-channel programs that we report under our Retail Division also partially offset growth in product sales from our Business Solutions Division – see discussion on order online for pick up in stores (“BOPIS”) under the Retail Division below.

Sales of services in our Business Solutions Division increased 13% in the first quarter of 2019 compared to the same period in the prior year, primarily due to the expansion of our product subscriptions for paper, toner and ink.

Business Solutions Division operating income was $46 million in the first quarter of 2019 as compared to $55 million in the first quarter of 2018. As a percentage of sales, operating income declined 70 basis points period-over-period. The decrease in operating income for the Business Solutions Division was primarily driven by paper-related cost increases that could not be completely passed through to our customers due to the timing of contractual limitations. While we expect this trend to continue in the near term, we are pursuing mitigation strategies to reduce this exposure and improve margins in the future. In addition, lower online sales coupled with investments in demand generation and eCommerce capabilities adversely impacted results in the quarter.

RETAIL DIVISION

	First Quarter
(In millions)	2019	2018
Products	$1,026	$1,115
Services	149	129
Total Sales	$1,175	$1,244
% change	(6)%	(8)%
Division operating income	$67	$72
% of sales	6%	6%
Comparable store sales decline	(4)%	(4)%

Product sales in our Retail Division decreased 8% in the first quarter of 2019 compared to the same period in 2018. The decrease was primarily the result of closing underperforming retail stores coupled with fewer transactions in the existing locations, a trend that we have partially offset by gradually increasing the volume of omni-channel transactions, whereby our Business Solutions Division customers order online for pick up in our stores. These transactions are included in our Retail Division’s sales as they are fulfilled with store inventory and serviced by Retail Division employees, and have increased 16% year-over-year.

Sales of services within our Retail Division increased 16% in the first quarter of 2019 compared to the same period in 2018. This positive trend is the reflection of the expansion of our copy and print services, subscription services, and the introduction of new technology services offered to our retail customers by our store associates.

Comparable store sales in the first quarter of 2019 decreased 4% reflecting lower store traffic and transaction counts, partially offset by an increase in conversion rate and higher volume of omni-channel, online transactions for pick up in stores described above. Comparable store sales declined across most of our primary product categories, including supplies, furniture, computers and technology related products. However, sales of paper, ink and toner increased by 2% and revenues related to our copy and print services increased by 3% in the first quarter of 2019 when compared to the same period in 2018.

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

The Retail Division operating income declined 7% in the first quarter of 2019 but remained relatively consistent at 6% of total sales in both interim periods. The period-over-period decrease in the Division’s operating income was mostly attributable to the flow-through impact of lower sales and deleveraging related to store closures, partially offset by higher gross margin rate stemming from improvements in distribution and inventory management costs, and lower operating lease costs recognized as a result of the new lease accounting standard. Operating income for the Division also reflects lower dollars spent for selling, general, and administrative expenses, including marketing and professional fees, and the impact of investments in additional service delivery capabilities. We continue to evaluate and implement additional initiatives in our retail footprint, improving conversion and product assortment mix, and exploring store-within-a-store and co-working opportunities.

As of March 30, 2019, the Retail Division operated 1,359 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands compared to 1,376 stores at the end of the first quarter of 2018.  Charges associated with store closures are reported as appropriate in Merger and restructuring expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail stores and distribution center assets, and operating lease right-of-use assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division income. Refer to “Corporate” discussion below for additional information of expenses incurred to date.

COMPUCOM DIVISION

	First Quarter
(In millions)	2019	2018
Products	$62	$46
Services	185	211
Total Sales	$247	$257
% change	(4)%	N/A
Division operating income (loss)	$(15)	$5
% of sales	(6)%	2%

Product sales in our CompuCom Division increased 35% in the first quarter of 2019 compared to the same period in 2018. This growth was driven by a combination of higher demand in the corporate sector for computer and computer-related products, including desktops, portable computers and peripherals, partially offset by lower sales volume of enterprise network technology products, including servers, storage and expansion devices. Strong product sales growth was driven by increased discipline in our selling process, improved relationships with our product manufacturer partners, and higher demand for iOS products in the enterprise. To capture the growing opportunity in the cloud storage and advanced technologies markets, we continue to invest in specialized resources dedicated to the advanced technology space.

Sales of services decreased 12% in the first quarter of 2019 compared to the same period in 2018. This was due, in part, to lower business volume from existing customers, whereby some projects were delayed and some were reduced in scope, and in part to customer attrition. However, as further discussed in the following paragraph, we continue to invest in targeted business development activities to increase sales of services.

The CompuCom Division reported an operating loss of $15 million in the first quarter of 2019 compared to an operating income of $5 million in the first quarter of 2018. The period-over-period decrease in this Division’s operating profitability was primarily driven by lower than expected revenue from existing customer contracts compounded by less than commensurate reductions in associated expenses. Profitability was further impacted by ongoing expenditures to develop and market additional service offerings. We have undertaken several actions to improve the future operating performance of the CompuCom Division, including streamlining its operational structure to increase service velocity and efficiency, reorganizing its customer-facing organization to better align with customer needs, and realigning its sales team to more effectively identify new opportunities to increase penetration of existing customers and accelerate cross-selling opportunities.

As of March 30, 2019, we believe that our goodwill and indefinite-lived intangible assets are recoverable for all reporting units. We continue to monitor the performance of its CompuCom Division, which reported an operating loss for the first quarter of 2019 as discussed above. We believe that the revenue and profitability shortfall in the first quarter of 2019 at CompuCom were temporary, and the long-term projections management used in the last goodwill recoverability assessment are still achievable. This is supported by the fact that CompuCom’s business has not fundamentally changed since the last goodwill impairment analysis. However, if the Company’s actions to improve the future operating performance of the CompuCom Division as discussed above do not result in improved financial performance at CompuCom, there is a reasonable possibility of future impairment of goodwill and indefinite-lived intangible assets for the CompuCom reporting unit.

OTHER

Certain operations previously included in the International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are presented as Other. The operations primarily relate to the sale of products to former joint venture partners, and are not material in any period. Also included in Other is the elimination of intersegment revenues of $3 million for the first quarter of 2019 and $1 million for the first quarter of 2018.

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

We regularly conduct a detailed store impairment analysis which uses input from retail store operations and accounting and finance personnel. The analysis includes estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. In connection with our impairment analysis in the first quarter of 2019, we recognized Asset impairments of $29 million, $25 million of which related to impairment of operating lease right-of-use assets recognized under the new lease accounting standard. The assumptions used within the impairment analysis considered current quarter store operational results and formal plans for store closures. For the first quarter of 2019 impairment analysis, a 100 basis point decrease in the next twelve months’ sales combined with a 50 basis point decrease in the next twelve months’ gross margin would have increased the impairment charge by less than $1 million. Further, a 100 basis point decrease in sales for all future periods would have increased the impairment charge by less than $1 million.

There were no asset impairments in the first quarter of 2018.

Merger and restructuring expenses, net

Since 2017, we have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger and restructuring expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service our customers. These expenses are not included in the determination of Division operating income.

On May 8, 2019, in connection with the earnings release and conference call for the first quarter 2019 results, we announced that our Board of Directors approved a company-wide, multi-year, cost reduction and business improvement program to systematically drive down costs, improve operational efficiencies, and enable future growth investments. Under this program (the “Business Acceleration Program”), we will make several organizational realignments stemming from process improvements, increased leverage of technology and accelerated use of automation. This will result in the elimination of certain positions and a flatter organization. In connection with this program, we anticipate closing approximately 90 underperforming retail stores in 2020 and 2021, and 9 other facilities, consisting of distribution centers and sales offices. As a result of these changes, we expect to realize savings of at least $40 million in 2019, and run-rate savings of at least $100 million when fully implemented. Total estimated costs to implement the Business Acceleration Program are expected to be approximately $106 million to $116 million comprised of (1) severance and related employee costs of $38 million to $40 million, (2) recruitment and relocation costs of $2 million to $4 million, (3) retail store and facility closure costs of $25 million to $27 million, (4) third-party costs to facilitate the execution of the program of $35 million to $37 million, and (5) other costs of approximately $6 million to $8 million. Of the aggregate costs to implement the Business Acceleration Program, $99 million to $101 million are expected to be cash expenditures through 2021. For the remainder of fiscal 2019, we expect to incur approximately $85 million, of which approximately $70 million will be cash, for severance and related employee costs, recruitment and relocation, and third-party costs including legal and consulting fees under the Business Acceleration Program.

Merger and restructuring expenses, net was $14 million in the first quarter of 2019 compared to $17 million in the first quarter of 2018. Merger and restructuring expenses in the first quarter of 2019 include $8 million of severance, retention, transaction and integration costs associated with our acquisitions, and restructuring expenses incurred in connection with our Comprehensive Business Review, a program we announced in 2016. In the first quarter of 2019, we closed 2 retail stores, and expect to close approximately 57 additional stores through the end of the Comprehensive Business Review program in 2019.

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

Unallocated expenses were $31 million and $38 million in the first quarters of 2019 and 2018, respectively. The decrease in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to a reduction in professional fees.

Other Income and Expense

	First Quarter
(In millions)	2019	2018
Interest income	$6	$6
Interest expense	(23)	(29)
Other income, net	2	1

In the fourth quarter of 2017, we entered into a $750 million Term Loan Credit Agreement, due 2022. Borrowings under the Term Loan Credit Agreement were issued with an original issue discount, at an issue price of 97.00%, and incurred interest at a rate per annum equal to LIBOR plus 7.00%. In the fourth quarter of 2018, we entered into the First Amendment to reduce the interest rate from LIBOR plus 7.00% to LIBOR plus 5.25%. We recorded $11 million and $18 million of interest expense in the first quarters of 2019 and 2018, respectively, related to the Term Loan Credit Agreement.

Income Taxes

Our effective rate for the first quarter of 2019 differs from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act primarily due to the impact of excess tax deficiencies associated with stock-based compensation awards, the impact of state taxes and certain nondeductible items, adjustments to tax credit benefits, and the mix of income and losses across U.S. and non-U.S. jurisdictions. Some of these discrete items were particularly larger compared to the income reported in the first quarter of 2019, thus causing the effective tax rate for the period to be significantly lower than the statutory rate. As prior years’ equity awards granted at a higher fair value vest, previously recognized deferred tax benefits on the excess compensation expense are reversed, thus causing a tax deficiency. The Company’s effective tax rates in prior periods have varied considerably as a result of two primary factors, 1) the mix of income and losses across U.S. and non-U.S. jurisdictions, and 2) the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2019 and 2018, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to the dispositions of the international businesses and improved operating results. As a result, the Company’s effective tax rates were 11% for the first quarter of 2019 and 40% for the first quarter of 2018. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

The Tax Cuts and Jobs Act repealed the corporate Alternative Minimum Tax (“AMT”) and allows unutilized AMT credits to be refunded. For tax years 2018 through 2020, taxpayers may receive 50% of their uncredited balances as a cash refund with any remaining amounts refunded in full in 2021. We determined it is more-likely-than-not that $45 million of our AMT credits will be refunded and is estimated to occur in the first quarter of 2020. Accordingly, we reclassified $45 million from non-current deferred tax assets to income tax receivables in the first quarter of 2019.

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

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local income tax examinations for years prior to 2017 and 2013, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal income tax examination and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years prior to 2013. Our U.S. federal income tax return for 2017 is currently under review. Generally, we are subject to routine examination for years 2012 and forward in our international tax jurisdictions.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 2019 and December 29, 2018, we had $604 million and $658 million in cash and cash equivalents, respectively, and $943 million and $947 million, respectively, of available credit under the Amended Credit Agreement (as defined in Note 9. “Debt,” in Notes to Condensed Consolidated Financial Statements), for a total liquidity of approximately $1.5 billion and $1.6 billion, respectively. We currently believe that our cash and cash equivalents on hand, availability of funds under the Amended Credit Agreement, and full year cash flows generated from operations will be sufficient to fund our working capital, capital expenditures, debt repayments, common stock repurchases, cash dividends on common stock, merger integration and restructuring expenses, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. As disclosed in Note 9. “Debt,” in Notes to Condensed Consolidated Financial Statements, we expect to receive approximately $80 million when the Timber Notes Receivable and the Non-Recourse debt will be net settled in the next twelve months. In addition, as previously noted in the Income Taxes section discussion, we expect to receive a refund of unutilized AMT credits of $45 million in the first quarter of 2020.

No amounts were drawn under the Amended Credit Agreement during the first quarter of 2019. There were letters of credit outstanding under the Amended Credit Agreement at the end of the first quarter of 2019 totaling $72 million, and we were in compliance with all applicable financial covenants at March 30, 2019.

In addition to the acquisitions disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness (Refer to Note 2. “Acquisitions,” in Notes to Condensed Consolidated Financial Statements for additional information). To drive further operational and cost efficiencies throughout the entire organization, we are implementing the Business Acceleration Program and anticipate incurring additional costs over the next few years including legal and consulting fees, severance and other related costs.

In 2019, we expect capital expenditures to be up to approximately $175 million, including investments to support our critical priorities and redesign the layout of certain retail stores to enhance our in-store customer experience. These expenditures will be funded through available cash on hand and operating cash flows.

In November 2018, our Board of Directors approved a stock repurchase program of up to $100 million of our common stock effective January 1, 2019, which extends until the end of 2020 and may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances. However, our ability to repurchase our common stock in 2019 is subject to certain restrictions under the Term Loan Credit Agreement. In the first quarter of 2019, we purchased approximately 4 million shares of our common stock at a cost of $10 million, excluding commissions and, as of March 30, 2019, $90 million remains available for share repurchase under the current stock repurchase authorization.

Cash Flows

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

	First Quarter
(In millions)	2019	2018
Operating activities of continuing operations	$60	$207
Investing activities of continuing operations	(52)	(66)
Financing activities of continuing operations	(64)	(41)

Operating Activities of Continuing Operations

During the first quarter of 2019, cash provided by operating activities of continuing operations was $60 million, compared to $207 million during the same period last year. This decrease in cash flows from operating activities was primarily driven by lower net income from continuing operations of $25 million and changes in working capital levels when compared to the prior year period, mainly as a result of a decrease in accounts payable. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. The first quarter of 2019 also includes an $11 million acquisition contingent consideration paid in excess of the original acquisition-date liability established for one of our 2018 acquisitions. Cash flows from operating activities reflect outflows related to merger, restructuring, and integration activity. For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies,” in Notes to Condensed Consolidated Financial Statements.

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations was $52 million in the first quarter of 2019, compared to $66 million in the first quarter of 2018. The cash outflow in the first quarter of 2019 was driven by $46 million in capital expenditures associated with our service platform, distribution network, retail experience, and eCommerce capabilities. In addition, we spent $5 million in business acquisitions, net of cash acquired. The cash outflow in the first quarter of 2018 was driven by $37 million in capital expenditures and $30 million in business acquisitions, net of cash acquired.

Financing Activities of Continuing Operations

Cash used in financing activities of continuing operations was $64 million in the first quarter of 2019, as compared to $41 million in the first quarter of 2018. The cash outflow in the first quarter of 2019 reflects $24 million in repayments on long and short-term borrowings, $14 million in cash dividends, $11 million in repurchases of common stock, and a $12 million acquisition contingent consideration payment up to the amount of the acquisition-date liability. The cash outflow in the first quarter of 2018 primarily consisted of $25 million in repayments on long and short-term borrowings and $14 million in cash dividends.

Discontinued Operations

Cash provided by operating and investing activities of discontinued operations is summarized as follows:

	First Quarter
(In millions)	2019	2018
Operating activities of discontinued operations	$—	$10
Investing activities of discontinued operations	—	30

The cash flows of discontinued operations in the first quarter of 2018 reflect the impact of the sale of the Company’s Australia business which was completed in that quarter. As of the end of fiscal 2018, the disposition of the international businesses was complete, and there are no further discontinued operations in 2019.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2018 Form 10-K, in Note 1 of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except for our accounting policy update on leases described in Note 1 “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting policies since December 29, 2018.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in our discussion of Risk Factors, found in Item 1A of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2019 (the “2018 Form 10-K”), and Forward-Looking Statements, found in Part I of our 2018 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At March 30, 2019, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2018 Form 10-K.

Item 4. Controls and Procedures.

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures. Each reporting period, we carry out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on management’s evaluation, as of March 30, 2019, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of integrating the companies we acquired during 2018 and 2019 into our overall internal control over financial reporting processes. In addition, during the first quarter of 2019, we implemented certain internal controls over financial reporting in connection with our adoption of the new lease accounting standard.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our legal proceedings, see Note 13. “Commitments and Contingencies,” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in the Company’s 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2019, we purchased approximately 4 million shares of our common stock in connection with the share repurchase program that was approved by the Board of Directors in November 2018.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number	Average	Part of a Publicly	Purchased Under
	of Shares	Price Paid	Announced Plan or	the Repurchase
	Purchased	per Share	Program	Programs (b)
Period	(In thousands)	(a)	(In thousands)	(In millions)
December 30, 2018 — January 26, 2019	1,714	$2.85	1,714	$95
January 27, 2019 — February 23, 2019	1,512	$3.06	1,512	$91
February 24, 2019 — March 30, 2019	347	$3.40	347	$90
Total	3,573	$2.99	3,573

(a)	The average price paid per share for our common stock repurchases includes a per share commission paid.

(b)

In November 2018, our Board of Directors approved a stock repurchase program of up to $100 million of our common stock effective January 1, 2019, which extends until the end of 2020 and may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances. However, our ability to repurchase our common stock in 2019 is subject to certain restrictions under the Term Loan Credit Agreement. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses.

In February 2019, the Board of Directors declared a quarterly dividend of $0.025 per share of our common stock, which was paid in cash on March 15, 2019 for a total distribution of $14 million to the Company’s shareholders of record at the close of business on March 1, 2019. Dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Additionally, payment of dividends is permitted under our Amended Credit Agreement provided that we have the required minimum liquidity or fixed charge ratio, but may be limited if we do not meet the necessary requirements. Additionally, under our Term Loan Credit Agreement, payment of dividends is permitted subject to compliance with an annual limit.

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

OFFICE DEPOT, INC.
(Registrant)

Date: May 8, 2019	By:	/s/ Gerry P. Smith
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Joseph T. Lower
Joseph T. Lower
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2019	By:	/s/ Scott A. Kriss
Scott A. Kriss
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)