Form 10-Q
period 2019-06-29
OFFICE DEPOT INC
filed 2019-08-07
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2019

or

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

(561) 438-4800

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	ODP	The NASDAQ Stock Market (NASDAQ Global Select Market)

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At July 31, 2019, there were 546,377,577 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

TABLE OF CONTENTS

The order and presentation of this Quarterly Report on Form 10-Q (“Form 10-Q”) differ from that of the traditional U.S. Securities and Exchange Commission (“SEC”) Form 10-Q format. We believe our format better presents the relevant sections of this document and enhances readability. See “Form 10-Q Cross Reference Index” within “Other Information” for a cross reference index to the traditional SEC Form 10-Q format.

Financial Statements	Page
Condensed Consolidated Statements of Operations (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)	4
Condensed Consolidated Balance Sheets (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited)	6
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Management’s Discussion and Analysis (MD&A)
Overview	29
Operating Results by Division	33
Liquidity and Capital Resources	37
New Accounting Standards	38
Critical Accounting Policies	38
Other Information
Quantitative and Qualitative Disclosures About Market Risk	39
Controls and Procedures	39
Legal Proceedings	40
Risk Factors	40
Unregistered Sales of Equity Securities and Use of Proceeds	40
Exhibits	41
Form 10-Q Cross Reference Index	42
Signatures	43
EX 10.1
EX 10.2
EX 10.3
EX 10.4
EX 10.5
EX 10.6
EX 10.7
EX 31.1
EX 31.2
EX 32
EX 101

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Sales:
Products	$2,183	$2,196	$4,543	$4,619
Services	405	432	813	839
Total sales	2,588	2,628	5,356	5,458
Cost of goods and occupancy costs:
Products	1,731	1,737	3,570	3,628
Services	272	295	559	567
Total cost of goods and occupancy costs	2,003	2,032	4,129	4,195
Gross profit	585	596	1,227	1,263
Selling, general and administrative expenses	515	534	1,090	1,107
Asset impairments	16	—	45	—
Merger and restructuring expenses, net	69	14	83	31
Operating income (loss)	(15)	48	9	125
Other income (expense):
Interest income	5	6	11	12
Interest expense	(23)	(31)	(46)	(60)
Other income, net	2	5	5	6
Income (loss) from continuing operations before income taxes	(31)	28	(21)	83
Income tax expense (benefit)	(7)	9	(5)	31
Net income (loss) from continuing operations	(24)	19	(16)	52
Discontinued operations, net of tax	—	(3)	—	5
Net income (loss)	$(24)	$16	$(16)	$57
Basic earnings (loss) per common share
Continuing operations	$(0.04)	$0.03	$(0.03)	$0.09
Discontinued operations	—	—	—	0.01
Net basic earnings (loss) per common share	$(0.04)	$0.03	$(0.03)	$0.10
Diluted earnings (loss) per common share
Continuing operations	$(0.04)	$0.03	$(0.03)	$0.09
Discontinued operations	—	—	—	0.01
Net diluted earnings (loss) per common share	$(0.04)	$0.03	$(0.03)	$0.10

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Annual Report on Form 10-K filed on February 27, 2019 (the “2018 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income (loss)	$(24)	$16	$(16)	$57
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	5	(18)	15	(18)
Reclassification of foreign currency translation adjustments realized upon disposal of business	—	15	—	29
Other	—	—	1	—
Total other comprehensive income (loss), net of tax, where applicable	5	(3)	16	11
Comprehensive income (loss)	$(19)	$13	$—	$68

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	June 29,	December 29,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$444	$658
Receivables, net	901	885
Inventories	1,113	1,065
Prepaid expenses and other current assets	100	75
Timber notes receivable, current maturities	831	—
Total current assets	3,389	2,683
Property and equipment, net	726	763
Operating lease right-of-use assets	1,380	—
Goodwill	939	914
Other intangible assets, net	406	422
Timber notes receivable	—	842
Deferred income taxes	253	284
Other assets	260	258
Total assets	$7,353	$6,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,089	$1,110
Accrued expenses and other current liabilities	1,255	978
Income taxes payable	—	2
Short-term borrowings and current maturities of long-term debt	94	95
Non-recourse debt, current maturities	743	—
Total current liabilities	3,181	2,185
Deferred income taxes and other long-term liabilities	178	300
Pension and postretirement obligations, net	111	111
Long-term debt, net of current maturities	618	690
Operating lease liabilities	1,183	—
Non-recourse debt	—	754
Total liabilities	5,271	4,040
Commitments and contingencies
Stockholders' equity:
Common stock — authorized 800,000,000 shares of $0.01 par value; issued shares — 620,259,073 at June 29, 2019 and 614,170,704 at December 29, 2018; outstanding shares — 546,348,497 at June 29, 2019 and 543,833,428 at December 29, 2018	6	6
Additional paid-in capital	2,659	2,677
Accumulated other comprehensive loss	(83)	(99)
Accumulated deficit	(204)	(173)
Treasury stock, at cost — 73,910,576 shares at June 29, 2019 and 70,337,276 shares at December 29, 2018	(296)	(285)
Total stockholders' equity	2,082	2,126
Total liabilities and stockholders’ equity	$7,353	$6,166

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	26 Weeks Ended
	June 29,	June 30,
	2019	2018
Cash flows from operating activities of continuing operations:
Net income (loss)	$(16)	$57
Income from discontinued operations, net of tax	—	5
Net income (loss) from continuing operations	(16)	52
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	102	98
Charges for losses on receivables and inventories	14	18
Asset impairments	45	—
Compensation expense for share-based payments	17	13
Deferred income taxes and deferred tax asset valuation allowances	(9)	25
Contingent consideration payments in excess of acquisition-date liability	(11)	—
Changes in working capital and other	(140)	45
Net cash provided by operating activities of continuing operations	2	251
Cash flows from investing activities of continuing operations:
Capital expenditures	(91)	(74)
Businesses acquired, net of cash acquired	(22)	(30)
Other investing activities	—	2
Net cash used in investing activities of continuing operations	(113)	(102)
Cash flows from financing activities of continuing operations:
Net payments on long and short-term borrowings	(48)	(51)
Cash dividends on common stock	(27)	(28)
Share purchases for taxes, net of proceeds from employee share-based transactions	(9)	(3)
Repurchase of common stock for treasury	(11)	(8)
Contingent consideration payments up to amount of acquisition-date liability	(12)	—
Acquisition of non-controlling interest	—	(18)
Other financing activities	—	1
Net cash used in financing activities of continuing operations	(107)	(107)
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	11
Investing activities of discontinued operations	—	63
Net cash provided by discontinued operations	—	74
Effect of exchange rate changes on cash and cash equivalents	4	(5)
Net increase (decrease) in cash and cash equivalents	(214)	111
Cash, cash equivalents and restricted cash at beginning of period	660	639
Cash, cash equivalents and restricted cash at end of period — continuing operations	$446	$750

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

	26 Weeks Ended June 29, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 29, 2018	614,170,704	$6	$2,677	$(99)	$(173)	$(285)	$2,126
Net income	—	—	—	—	8	—	8
Other comprehensive income	—	—	—	11	—	—	11
Exercise and release of incentive stock (including income tax benefits and withholding)	5,932,430	—	(7)	—	—	—	(7)
Amortization of long-term incentive stock grants	—	—	8	—	—	—	8
Dividends paid on common stock ($0.025 per share)	—	—	(14)	—	—	—	(14)
Repurchase of common stock	—	—	—	—	—	(11)	(11)
Adjustment for adoption of accounting standard	—	—	—	—	(15)	—	(15)
Balance at March 30, 2019	620,103,134	$6	$2,664	$(88)	$(180)	$(296)	$2,106
Net loss	—	—	—	—	(24)	—	(24)
Other comprehensive income	—	—	—	5	—	—	5
Exercise and release of incentive stock (including income tax benefits and withholding)	155,939	—	(1)	—	—	—	(1)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Dividends paid on common stock ($0.025 per share)	—	—	(13)	—	—	—	(13)
Balance at June 29, 2019	620,259,073	$6	$2,659	$(83)	$(204)	$(296)	$2,082

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited) – (Continued)

	26 Weeks Ended June 30, 2018
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 30, 2017	610,353,994	$6	$2,711	$(78)	$(273)	$(246)	$2,120
Net income	—	—	—	—	41	—	41
Other comprehensive income	—	—	—	14	—	—	14
Exercise and release of incentive stock (including income tax benefits and withholding)	3,862,224	—	(3)	—	—	—	(3)
Amortization of long-term incentive stock grants	—	—	3	—	—	—	3
Dividends paid on common stock ($0.025 per share)	—	—	(14)	—	—	—	(14)
Adjustment for adoption of accounting standard	—	—	—	—	(4)	—	(4)
Balance at March 31, 2018	614,216,218	$6	$2,697	$(64)	$(236)	$(246)	$2,157
Net income	—	—	—	—	16	—	16
Other comprehensive loss	—	—	—	(3)	—	—	(3)
Exercise and release of incentive stock (including income tax benefits and withholding)	198,549	—	—	—	—	—	—
Acquisition escrow shares returned	(248,200)	—	(1)	—	—	—	(1)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Dividends paid on common stock ($0.025 per share)	—	—	(14)	—	—	—	(14)
Repurchase of common stock	—	—	—	—	—	(8)	(8)
Balance at June 30, 2018	614,166,567	$6	$2,691	$(67)	$(220)	$(254)	$2,156

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Office Depot, Inc. including its consolidated subsidiaries (“Office Depot” or the “Company”), is a leading provider of business services and supplies, products and technology solutions to small, medium and enterprise businesses, through a fully integrated business-to-business (“B2B”) distribution platform of 1,320 retail stores, online presence, and dedicated sales professionals and technicians. Through its banner brands Office Depot®, OfficeMax®, CompuCom® and Grand&Toy®, as well as others, the Company offers its customers the tools and resources they need to focus on starting, growing and running their business. The Company’s corporate headquarters is located in Boca Raton, FL, and its primary website is www.officedepot.com.

As of June 29, 2019, the Company had three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and the CompuCom Division.

The Condensed Consolidated Financial Statements as of June 29, 2019, and for the 13-week and 26-week periods ended June 29, 2019 (also referred to as the “second quarter of 2019” and “the first half of 2019,” respectively) and June 30, 2018 (also referred to as the “second quarter of 2018” and “the first half of 2018,” respectively) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Business acquisitions in 2018 and 2019 are included prospectively from the date of acquisition, thus affecting the comparability of the Company’s financial statements for all periods presented in this report on Form 10-Q.

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

CASH MANAGEMENT

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. As of June 29, 2019 and December 29, 2018, Trade accounts payable and Accrued expenses and other current liabilities, in the aggregate, included $22 million and $27 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At June 29, 2019, cash and cash equivalents from continuing operations held outside the United States amounted to $151 million.

Restricted Cash: Restricted cash consists primarily of short-term cash deposits having original maturity dates of twelve months or less that serve as collateral to certain of the Company’s letters of credit. Restricted cash is valued at cost, which approximates fair value. At June 29, 2019 and December 29, 2018, restricted cash amounted to $2 million and is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

any allowances or reimbursements provided by the lessor. When required under lease agreements, estimated costs to return facilities to original condition were accrued over the lease period.

Subsequent to the adoption of the new lease accounting standard, the Company first determines whether an arrangement is a lease at inception. Once that determination is made, leasing arrangements are presented on the Condensed Consolidated Balance Sheet as follows:

•	Finance leases:
o	Property and equipment, net – leases which were referred to as capital leases under the old accounting standard;
o	Short-term borrowings and current maturities of long-term debt – short-term obligations to make lease payments arising from the finance lease;
o	Long-term debt, net of current maturities – long-term obligations to make lease payments arising from the finance lease.
•	Operating leases:
o	Operating lease right-of-use (“ROU”) assets – the Company’s right to use the underlying asset for the lease term;
o	Accrued expenses and other current liabilities – short-term obligations to make lease payments arising from the operating lease;
o	Operating lease liabilities – long-term obligations to make lease payments arising from the operating lease.

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As the rate implicit in the lease is not readily determinable for any of the leases, the Company has utilized its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The operating lease ROU asset also includes any lease payments made prior to commencement and excludes lease incentives and initial direct costs incurred. Certain leases include one or more options to renew, with renewal terms that can extend the lease from five to 25 years or more, which is generally at the Company’s discretion. Any option or renewal periods management believed were reasonably certain of being exercised are included in the lease term. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, for which it has made an accounting policy election to account for these as a single lease component. Refer to the “New Accounting Standards” section below for more information including the impact on the Condensed Consolidated Financial Statements relating to the adoption of the new lease accounting standard.

NEW ACCOUNTING STANDARDS

Standards that are not yet adopted:

•

Financial Instruments – Credit Losses: In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that modifies the measurement of expected credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update will change the accounting for credit impairment by adding an impairment model that is based on expected losses rather than incurred losses. In July 2018, the FASB approved an amendment to the new guidance that provides transition relief to the adopting entities and allows for an election of the fair value option on certain financial instruments. This accounting standards update, as amended, is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is evaluating the impact of this new standard and believes the adoption will not have a material impact on its Condensed Consolidated Financial Statements.

•

Cloud computing arrangements: In August 2018, the FASB issued an accounting standards update that provides guidance regarding the accounting for implementation costs in cloud computing arrangements. This accounting update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will not have a material impact on its Condensed Consolidated Financial Statements.

•

Fair value measurements: In August 2018, the FASB issued an accounting standards update that adds, removes, and modifies the disclosure requirements related to fair value measurements. This accounting update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will not have a material impact on its Condensed Consolidated Financial Statements.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

•

Defined benefit plan: In August 2018, the FASB issued an accounting standards update that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This accounting update is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will not have a material impact on its Condensed Consolidated Financial Statements.

Standards that were adopted:

•

Leases: In February 2016, the FASB issued an accounting standards update that requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for finance leases and lessors remains relatively unchanged. The accounting standards update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The initial standard required a modified retrospective transition approach, with application, including disclosures, in all comparative periods presented. In July 2018, the FASB approved an amendment to the new guidance that introduced an alternative modified retrospective transition approach granting companies the option of using the effective date of the new standard as the date of initial application. The Company adopted the standard on the first day of the first quarter of 2019 using this alternative transition approach.

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

Substantially all of the Company’s retail store locations, supply chain facilities, certain corporate facilities and copy print equipment are subject to operating lease arrangements. As a result, the standard had material impacts on the Condensed Consolidated Balance Sheet, but did not have an impact on the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows. The most significant impacts of the standard on the Condensed Consolidated Balance Sheet on the date of adoption were as follows:

o	Recognition of $1.4 billion Operating lease right-of-use assets and $1.6 billion Operating lease liabilities;
o

Derecognition of approximately $41 million of Property and equipment, net and $39 million of financing obligations associated with non-owned properties that were capitalized under previously existing build-to-suit lease accounting rules;

o

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

•

Goodwill: In January 2017, the FASB issued an accounting standards update that simplifies how entities assess goodwill for impairment. The revised guidance eliminates the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under this accounting update, a goodwill impairment loss should instead be measured at the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This accounting standards update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this accounting standards update on the first day of the second quarter of 2019 with no material impact to its Condensed Consolidated Financial Statements.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 2. ACQUISITIONS

Since 2017, the Company has been undergoing a strategic business transformation to pivot into an integrated B2B distribution platform, with the objective of expanding its product offerings to include value-added services for its customers and capture greater market share. As part of this transformation, the Company acquired four businesses during the first half of 2019. These four acquisitions are small independent regional office supply distribution businesses that continue to expand the Company’s reach and distribution network into geographic areas that were previously underserved. Of these four acquisitions, two were completed in the first quarter of 2019, and two were completed in the second quarter of 2019.

The aggregate total purchase consideration, including contingent consideration, for the four acquisitions completed in the first half of 2019 was approximately $25 million, subject to certain customary post-closing adjustments. The aggregate purchase price was primarily funded with cash on hand. The acquisitions were treated as purchases in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction including goodwill and other intangible assets. The Company has performed a preliminary purchase price allocation of the aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transactions, including $1 million of customer relationship intangible assets, $4 million of trade name intangible assets and $20 million of goodwill. An immaterial amount of the aggregate purchase price was allocated to working capital accounts. These assets and liabilities are included in the Condensed Consolidated Balance Sheet as of June 29, 2019. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the dates of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. Changes in fair value of the contingent consideration may result in additional transaction related expenses. The operating results of the acquired office supply distribution businesses are combined with the Company’s operating results subsequent to their purchase dates, and are included in the Business Solutions Division. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses, individually and in the aggregate, are not material to the Company.

During 2018, the Company recognized a contingent consideration liability of $25 million in connection with the acquisition of an enterprise IT solutions integrator and managed services provider. In the first quarter of 2019, the Company paid $23 million of this contingent consideration liability, of which $12 million was treated as a financing cash outflow because it related to the acquisition-date accrual, and $11 million was presented as a cash outflow from operating activities on the Condensed Consolidated Statement of Cash Flows as it was accrued subsequent to the acquisition date based on new information obtained on the financial performance of the acquired entity. The remaining $2 million of this contingent consideration liability will be paid during the fourth quarter of 2019 and will be treated as a cash outflow from operating activities.

Based on new information received, the preliminary purchase price allocations of the companies acquired in 2018 have been adjusted during the respective measurement periods. These adjustments were insignificant individually and in the aggregate to the Company’s Condensed Consolidated Financial Statements. The measurement periods for acquisitions completed in the first half of 2018 closed within the first half of 2019. Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred, instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger and restructuring expense, net line in the Condensed Consolidated Statements of Operations. Refer to Note 3 for additional information about the merger and restructuring expenses incurred during the second quarter and first half of 2019.

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

	Second Quarter		First Half
(In millions)	2019	2018	2019	2018
Merger and transaction related expenses, net
Severance and retention	$—	$3	$1	$5
Transaction and integration	5	4	12	11
Facility closure, contract termination, and other expenses, net	—	5	—	8
Total Merger and transaction related expenses, net	5	12	13	24
Restructuring expenses
Severance	40	—	40	—
Professional fees	16	2	19	6
Facility closure, contract termination, and other expenses, net	8	—	11	1
Total Restructuring expenses	64	2	70	7
Total Merger and restructuring expenses, net	$69	$14	$83	$31

•

Merger and transaction related expenses, net: Severance and retention include expenses related to the integration of staff functions in connection with business acquisitions and are expensed through the severance and retention period. Transaction and integration primarily include legal, accounting, and other third-party expenses incurred in connection with acquisitions and business integration activities. Facility closure, contract termination and other expenses, net primarily relate to facility closure accruals, contract termination costs, gains and losses on asset dispositions, and accelerated depreciation. Also included in the merger and transaction related expenses, net in the second quarter and first half of 2018 are $2 million and $5 million of integration expenses, respectively, associated with the OfficeMax merger, as well as $3 million of facility closure costs which were all incurred in the first quarter of 2018. All integration activities associated with the OfficeMax merger were completed in 2018.

•

Restructuring expenses: In May 2019, the Company announced that its Board of Directors approved a company-wide, multi-year, cost reduction and business improvement program to systematically drive down costs, improve operational efficiencies, and enable future growth investments. Under this program (the “Business Acceleration Program”), the Company has made and will continue to make organizational realignments stemming from process improvements, increase leverage of technology and accelerate use of automation. This has resulted and will continue to result in the elimination of certain positions and a flatter organization. In connection with the Business Acceleration Program, the Company also anticipates closing approximately 90 underperforming retail stores in 2020 and 2021, and 9 other facilities, consisting of distribution centers and sales offices. Total estimated costs to implement the Business Acceleration Program are expected to be approximately $112 million comprised of:

(a)	severance and related employee costs of approximately $40 million
(b)	recruitment and relocation costs of approximately $2 million
(c)	retail store and facility closure costs of approximately $26 million
(d)	third-party costs to facilitate the execution of the Program of approximately $36 million
(e)	other costs of approximately $8 million

Of the aggregate costs to implement the Business Acceleration Program, approximately $100 million are expected to be cash expenditures through 2021 funded primarily with cash on hand and cash from operations. In fiscal 2019, the Company expects to incur approximately $85 million, of which approximately $70 million will be cash, for severance and related employee costs, recruitment and relocation, and third-party costs including legal and consulting fees under the Business Acceleration Program. Of the $70 million cash expenditures expected in 2019, approximately $30 million has been paid through the end of the second quarter of 2019.

Included in restructuring expenses in the second quarter of 2019 are $40 million of severance costs, $3 million of retail store and facility closure costs, $19 million in third-party professional fees, and $1 million of other costs incurred in connection with the Business Acceleration Program.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Also included in restructuring expenses in the second quarter and first half of 2019 and 2018 are costs incurred in connection with the Comprehensive Business Review, a program the Company announced in 2016. These costs include severance, facility closure costs, contract termination, accelerated depreciation, relocation and disposal gains and losses, as well as other costs associated with retail store closures. In the second quarter and first half of 2019, the Company closed 39 and 41 retail stores, respectively, and expects to close approximately 16 additional stores through the end of the Comprehensive Business Review program in 2019.

Additionally, restructuring expenses in the second quarter and first half of 2018 also reflect professional fee expenses incurred in connection with the Company’s multi-year strategic transformation which began in 2017. All activities associated with the multi-year strategic transformation plan were completed in 2018.

MERGER AND RESTRUCTURING ACCRUALS

The activity in the merger and restructuring accruals in the first half of 2019 is presented in the table below. Certain merger and restructuring charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

	Balance as of				Balance as of
	December 29,	Charges	Cash	Adjustments	June 29,
(In millions)	2018	Incurred	Payments	(a)	2019
Termination benefits:
Merger-related accruals	$3	$—	$(2)	$—	$1
Comprehensive Business Review	—	1	—	—	1
Business Acceleration Plan	—	40	(21)	—	19
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	10	—	—	(10)	—
Comprehensive Business Review	5	6	(3)	(3)	5
Business Acceleration Plan	—	21	(7)	—	14
Total	$18	$68	$(33)	$(13)	$40

(a)

Represents reclassification of operating lease obligations associated with facility closures to Operating lease ROU assets on the Condensed Consolidated Balance Sheet in accordance with the new lease accounting standard.

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 4. REVENUE RECOGNITION

PRODUCTS AND SERVICES REVENUE

The following table provides information about disaggregated revenue by Division, and major products and services categories.

	Second Quarter of 2019
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$745	$355	$—	$4	$1,104
Technology	315	404	75	—	794
Furniture and other	189	95	—	1	285
Services
Technology	—	7	181	(4)	184
Copy, print, and other	79	139	2	1	221
Total	$1,328	$1,000	$258	$2	$2,588

	Second Quarter of 2018
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$717	$374	$—	$3	$1,094
Technology	327	449	56	(4)	828
Furniture and other	179	93	—	2	274
Services
Technology	—	7	219	(1)	225
Copy, print, and other	75	130	2	—	207
Total	$1,298	$1,053	$277	$—	$2,628

	First Half of 2019
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$1,506	$807	$—	$6	$2,319
Technology	639	872	137	1	1,649
Furniture and other	372	201	—	2	575
Services
Technology	—	14	363	(6)	371
Copy, print, and other	155	281	6	—	442
Total	$2,672	$2,175	$506	$3	$5,356

	First Half of 2018
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$1,452	$842	$—	$4	$2,298
Technology	681	988	103	(5)	1,767
Furniture and other	351	201	—	2	554
Services
Technology	—	16	429	(1)	444
Copy, print, and other	142	250	3	—	395
Total	$2,626	$2,297	$535	$—	$5,458

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

•	Products revenue includes the sale of:
o	Supplies such as paper, writing instruments, office supplies, cleaning and breakroom items
o	Technology related products such as toner and ink, printers, computers, tablets and accessories, and electronic storage
o	Furniture and other products such as desks, seating, and luggage, and certain revenue adjustments

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

•	Services revenue includes the sale of:
o

Technology service offerings provided through the Company’s CompuCom Division, such as end user computing support, managed information technology (“IT”) services, data center monitoring and management, service desk, network infrastructure, IT workforce solutions, mobile device management, IT integration solutions and cloud services, as well as technology service offerings provided in the Company’s retail stores, such as installation and repair

o

Copy, print, and other service offerings such as managed print and fulfillment services, product subscriptions, and sales of third party software, gift cards, warranties, remote support as well as rental income on operating lease arrangements where the Company conveys to its customers the right to use devices and other equipment for a stated period

The largest offering in the technology service category is end user computing, which provides on-site services to assist corporate end users with their information technology needs. Services are either billed on a rate per hour or per user, or on a fixed monthly retainer basis. For the majority of technology service offerings contracts, the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company’s performance to date and as such the Company recognizes revenue based on the amount billable to the customer in accordance with the practical expedient provided by the current revenue guidance.

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

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts during the second quarter and first half of 2019.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and a deferred liability is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of June 29, 2019, the Company had $11 million of deferred liability related to the loyalty program, which is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	June 29,	December 29,
(In millions)	2019	2018
Trade receivables, net	$632	$655
Short-term contract assets	25	22
Long-term contract assets	15	17
Short-term contract liabilities	48	52
Long-term contract liabilities	1	1

During the second quarter and first half of 2019, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $22 million during the first half of 2019 which were included in the short-term contract liability balance at the beginning of the period. There were no contract assets and liabilities that were recognized during the second quarter and first half of 2019 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of the period that transferred to receivables during the second quarter and first half of 2019.

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

COSTS TO OBTAIN A CONTRACT

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

capitalized. These costs are periodically reviewed for impairment, and are amortized on a straight-line basis over the expected period of benefit. As of June 29, 2019, capitalized acquisition costs amounted to $40 million, which is reflected in short-term contract assets and long-term contract assets in the table above. During the second quarter and first half of 2019, amortization expense was $8 million and $17 million, respectively, and there was no impairment loss in relation to costs capitalized. The Company had no asset impairment charges related to contract assets in the periods presented herein.

NOTE 5. SEGMENT INFORMATION

At June 29, 2019, the Company had three reportable segments: Business Solutions Division, Retail Division and the CompuCom Division. The Business Solutions Division sells nationally branded as well as the Company’s private branded office supply and adjacency products and services to customers in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through the Company’s Internet websites. The Retail Division includes retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, print, cleaning, breakroom and facilities products, and office furniture as well as business services including copying, printing, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are also facilitated through the Company’s regional print production centers. The CompuCom Division provides IT outsourcing services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including end user computing support, managed IT services, data center monitoring and management, service desk, network infrastructure, IT workforce solutions, mobile device management, IT integration solutions and cloud services.

The retained global sourcing operations previously included in the former International Division are not significant and have been presented as Other. Also included in Other is the elimination of intersegment revenues of $3 million and $6 million for the second quarter and first half of 2019, respectively, and $5 million and $6 million for the second quarter and first half of 2018, respectively.

The products and services offered by the Business Solutions Division and the Retail Division are similar, but the CompuCom Division’s offerings are focused on IT services and related products. The Company’s three operating segments are the three reportable segments. The Business Solutions Division, the Retail Division and the CompuCom Division are managed separately as they represent separate channels in the way the Company serves its customers, and they are managed accordingly. The accounting policies for each segment are the same as those described in Note 1. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Business Solutions Division, the Retail Division or the CompuCom Division, including asset impairments and merger and restructuring expenses, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities. In addition, the Company regularly evaluates the appropriateness of the reportable segments based on how the business is managed, including decision-making about resources allocation and assessing performance of the segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, the current reportable segments may change in the future.

The following is a summary of sales and operating income (loss) by each of the Divisions and Other, reconciled to consolidated totals, after the elimination of the discontinued operations for all periods.

	Sales
	Second Quarter		First Half
(In millions)	2019	2018	2019	2018
Business Solutions Division	$1,328	$1,298	$2,672	$2,626
Retail Division	1,000	1,053	2,175	2,297
CompuCom Division	258	277	506	535
Other	2	—	3	—
Total	$2,588	$2,628	$5,356	$5,458

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

	Division Operating Income (Loss)
	Second Quarter		First Half
(In millions)	2019	2018	2019	2018
Business Solutions Division	$86	$67	$132	$122
Retail Division	9	22	76	94
CompuCom Division	1	6	(13)	12
Other	—	—	—	(1)
Total	$96	$95	$195	$227

A reconciliation of the measure of Division operating income to Consolidated income (loss) from continuing operations before income taxes is as follows:

	Second Quarter		First Half
(In millions)	2019	2018	2019	2018
Total Divisions operating income	$96	$95	$195	$227
Add/(subtract):
Asset impairments	(16)	—	(45)	—
Merger and restructuring expenses, net	(69)	(14)	(83)	(31)
Unallocated expenses	(26)	(33)	(58)	(71)
Interest income	5	6	11	12
Interest expense	(23)	(31)	(46)	(60)
Other income, net	2	5	5	6
Income (loss) from continuing operations before income taxes	$(31)	$28	$(21)	$83

The components of goodwill by segment are provided in the following table:

	Business Solutions	Retail	CompuCom
(In millions)	Division	Division	Division	Total
Balance as of December 29, 2018	$387	$78	$449	$914
Acquisitions	20	—	—	20
Foreign currency rate impact	—	—	5	5
Balance as of June 29, 2019	$407	$78	$454	$939

Refer to Note 2 for additional information on the acquisitions made during the first half of 2019.

As of June 29, 2019, the Company believes that its goodwill and indefinite-lived intangible assets are recoverable for all reporting units. The Company continues to monitor the performance of its CompuCom Division, which reported an operating loss for the first half of 2019 mainly driven by lower than expected revenue from existing customer contracts, compounded by less than commensurate reductions in associated expenses. The Company believes that the revenue and profitability shortfall in the first quarter of 2019 at CompuCom were temporary. This is supported by the fact that CompuCom’s business in the second quarter has improved relative to the first quarter. In addition, the Company continues to undertake several actions to improve the future operating performance of CompuCom, including the use of automation and technology to further improve service efficiency, simplifying organizational structures to improve service velocity, and organizing sales efforts to better serve its customers and accelerate cross-selling opportunities. However, if the Company’s actions do not result in improved financial performance at CompuCom, there is a reasonable possibility of future impairment of goodwill and indefinite-lived intangible assets for the CompuCom reporting unit.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 6. INCOME TAXES

The Company’s effective rates for the second quarter and first half of 2019 differ from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act primarily due to the impact of state taxes and certain nondeductible items, adjustments to certain tax benefits and the mix of income and losses across U.S. and non-U.S. jurisdictions. The Company’s effective tax rates in prior periods have varied considerably as a result of several primary factors including the mix of income and losses across U.S. and non-U.S. jurisdictions, the impact of excess tax deficiencies associated with stock-based compensation awards and the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2019 and 2018, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to the dispositions of the international businesses and improved operating results. As a result, the Company’s effective tax rates are 23% for the second quarter and 24% for the first half of 2019, and 32% for the second quarter and 37% for the first half of 2018. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. EARNINGS (LOSS) PER SHARE

The following table represents the calculation of net earnings (loss) per common share – basic and diluted:

	Second Quarter		First Half
(In millions, except per share amounts)	2019	2018	2019	2018
Basic Earnings (Loss) Per Share
Numerator:
Net income (loss) from continuing operations	$(24)	$19	$(16)	$52
Income (loss) from discontinued operations, net of tax	—	(3)	—	5
Net income (loss)	$(24)	$16	$(16)	$57
Denominator:
Weighted-average shares outstanding	546	557	544	556
Basic earnings (loss) per share:
Continuing operations	$(0.04)	$0.03	$(0.03)	$0.09
Discontinued operations	—	—	—	0.01
Net earnings (loss) per share	$(0.04)	$0.03	$(0.03)	$0.10
Diluted Earnings (Loss) Per Share
Numerator:
Net income (loss) from continuing operations	$(24)	$19	$(16)	$52
Income (loss) from discontinued operations, net of tax	—	(3)	—	5
Net income (loss)	$(24)	$16	$(16)	$57
Denominator:
Weighted-average shares outstanding	546	557	544	556
Effect of dilutive securities:
Stock options and restricted stock	3	8	8	8
Diluted weighted-average shares outstanding	549	565	552	564
Diluted earnings (loss) per share:
Continuing operations	$(0.04)	$0.03	$(0.03)	$0.09
Discontinued operations	—	—	—	0.01
Net diluted earnings (loss) per share	$(0.04)	$0.03	$(0.03)	$0.10

Awards of stock options and nonvested shares representing approximately 10 million and 8 million additional shares of common stock were outstanding for the second quarter and first half of 2019, respectively, and approximately 7 million for the second quarter and first half of 2018, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 8. LEASES

The Company leases retail stores and other facilities, vehicles, and equipment under operating lease agreements. Facility leases typically are for a fixed non-cancellable term with one or more renewal options. In addition to rent payments, the Company is required to pay certain variable lease costs such as real estate taxes, insurance and common-area maintenance on most of the facility leases. For leases beginning in 2019, the Company accounts for lease components (e.g., fixed payments including rent) and non-lease components (e.g., real estate taxes, insurance costs and common-area maintenance costs) as a single lease component. Many lease agreements contain tenant improvement allowances, rent holidays, and/or rent escalation clauses. Certain leases contain provisions for additional rent to be paid if sales exceed a specified amount, though such payments have been immaterial during the periods presented. The Company subleases certain real estate to third parties, consisting mainly of operating leases for space within the retail stores.

The components of lease expense were as follows:

	Second Quarter	First Half
(In millions)	2019	2019
Finance lease cost:
Amortization of right-of-use assets	$4	$8
Interest on lease liabilities	1	2
Operating lease cost	109	220
Short-term lease cost	—	3
Variable lease cost	32	65
Sublease income	(1)	(1)
Total lease cost	$145	$297

Supplemental cash flow information related to leases was as follows:

First Half
(In millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2
Operating cash flows from operating leases	246
Financing cash flows from finance leases	9
Right-of-use assets obtained in exchange for new finance lease liabilities	12
Right-of-use assets obtained in exchange for new operating lease liabilities	130

Supplemental balance sheet information related to leases was as follows:

June 29,
(In millions, except lease term and discount rate)	2019
Property and equipment, net	$48
Operating lease right-of-use assets	1,380
Accrued expenses and other current liabilities	378
Short-term borrowings and current maturities of long-term debt	17
Long-term debt, net of current maturities	57
Operating lease liabilities	1,183
Weighted-average remaining lease term – finance leases	5 years
Weighted-average remaining lease term – operating leases	5 years
Weighted-average discount rate – finance leases	6.6%
Weighted-average discount rate – operating leases	7.0%

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Maturities of lease liabilities as of June 29, 2019 were as follows:

	June 29, 2019
	Operating	Finance
(In millions)	Leases(1)	Leases(2)
2019 (excluding the first half of 2019)	$237	$12
2020	424	18
2021	340	17
2022	272	14
2023	207	12
Thereafter	416	15
	1,896	88
Less imputed interest	(335)	(14)
Total	$1,561	$74

Reported as of June 29, 2019
Accrued expenses and other current liabilities	$378	$—
Short-term borrowings and current maturities of long-term debt	—	17
Long-term debt, net of current maturities	—	57
Operating lease liabilities	1,183	—
Total	$1,561	$74

(1)

Operating lease payments include $140 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $3 million of legally binding lease payments for an additional operating lease signed but not yet commenced. This operating lease will commence in fiscal year 2020 with a lease term of 10 years.

(2)

Finance lease payments exclude $8 million of legally binding lease payments for an additional finance lease signed but not yet commenced. This finance lease will commence in fiscal year 2019 with a lease term of 3 years.

Adoption of the new lease accounting standard using the alternative transition method required the Company to provide relevant disclosures in accordance with ASC 840, Leases for all prior periods presented. The table below represents future minimum lease payments due under the non-cancelable portions of leases including facility leases that were accrued as store closure costs as of December 29, 2018. The table was updated from the version previously included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 within the Notes to Consolidated Financial Statements to adjust for certain inconsistencies that management identified in the first quarter of fiscal year 2019 during the implementation of ASC 842, Leases. Specifically, the Company corrected the schedule to include additional lease commitments for option periods at the time of execution as opposed to the original extension date.

December 29,
(In millions)	2018
2019	$466
2020	374
2021	285
2022	214
2023	144
Thereafter	235
1,718
Less sublease income	(11)
Total	$1,707

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 9. DEBT

In connection with the consummation of the acquisition of CompuCom, the Company entered into a credit agreement, dated as of November 8, 2017 (the “Term Loan Credit Agreement”), which provides for a $750 million term loan facility with a maturity date of November 8, 2022. The Term Loan Credit Agreement was amended in November 2018. The Company was in compliance with all applicable financial covenants associated with the Term Loan Credit Agreement at June 29, 2019.

In May 2011, the Company entered into an amended and restated credit agreement, which was amended and restated in May 2016 for an additional five years, and was further amended in December 2016 and November 2017 (the Amended and Restated Credit Agreement including all amendments is referred to as the “Amended Credit Agreement”). The Amended Credit Agreement provides for a revolving credit facility of up to $1.2 billion and will mature on May 13, 2021. As provided in the Amended Credit Agreement, available amounts that can be borrowed are based on percentages of certain outstanding accounts receivable, credit card receivables, and inventory of the Company. At June 29, 2019, the Company had $999 million of available credit, and letters of credit outstanding totaling $65 million under the Amended Credit Agreement. There were no borrowings under the Amended Credit Agreement in the second quarter of 2019 and the Company was in compliance with all applicable financial covenants at June 29, 2019.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 29, 2018	$(50)	$(49)	$(99)
Other comprehensive income activity	15	1	16
Balance at June 29, 2019	$(35)	$(48)	$(83)

TREASURY STOCK

In November 2018, the Board of Directors approved a stock repurchase program of up to $100 million of its common stock effective January 1, 2019, which extends until the end of 2020 and may be suspended or discontinued at any time. The stock repurchase authorization permits the Company to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances. However, the Company’s ability to repurchase its common stock in 2019 is subject to certain restrictions under the Company’s Term Loan Credit Agreement.

During the first quarter of 2019, the Company purchased approximately 4 million shares of its common stock at a cost of $10 million, excluding commissions, and as of June 29, 2019, approximately $90 million remains available for stock repurchases under the current stock repurchase authorization. During the second quarter of 2019, the Company did not repurchase any of its common stock. Refer to the “Unregistered Sales of Equity Securities and Use of Proceeds” section in Part II, “Other Information” for additional information.

DIVIDENDS ON COMMON STOCK

In the second quarter and first half of 2019, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share on its common stock, resulting in total cash payments of $13 million and $27 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. Payment of dividends

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

is permitted under the Company’s Amended Credit Agreement provided that the Company has the required minimum liquidity or fixed charge ratio, but may be limited if the Company does not meet the necessary requirements. Additionally, under the Company’s Term Loan Credit Agreement, payment of dividends is permitted subject to compliance with an annual limit.

NOTE 11. EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – NORTH AMERICA

The components of net periodic pension expense (benefit) for the Company’s North America pension plans are as follows:

	Second Quarter		First Half
(In millions)	2019	2018	2019	2018
Service cost	$2	$1	$4	$2
Interest cost	9	9	18	18
Expected return on plan assets	(11)	(10)	(21)	(21)
Net periodic pension benefit	$—	$—	$1	$(1)

During the first half of 2019, $1 million of cash contributions were made to the North American pension plans. The Company expects to make additional cash contributions of approximately $1 million to the North America pension plans during the remainder of 2019.

PENSION PLAN – UNITED KINGDOM

The components of net periodic pension benefit for the Company’s UK pension plan are as follows:

	Second Quarter		First Half
(In millions)	2019	2018	2019	2018
Service cost	$—	$—	$—	$—
Interest cost	1	1	3	3
Expected return on plan assets	(2)	(2)	(4)	(4)
Net periodic pension benefit	$(1)	$(1)	$(1)	$(1)

The UK pension plan is in a net asset position. During the first half of 2019, cash contributions of $1 million were made to the UK pension plan. The Company is required to make an additional cash contribution of $1 million to the UK pension plan during the remainder of 2019.

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

RECURRING FAIR VALUE MEASUREMENTS

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

derivative financial instruments. As of June 29, 2019 and December 29, 2018, the Company did not have any money market funds that had floating net asset values that required measurement.

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. Amounts associated with these derivative financial instruments are considered Level 1 measurements, and were not significant for the reported periods. At June 29, 2019 and December 29, 2018, Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet included less than $1 million related to derivative foreign currency and fuel contracts.

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the second quarter and first half of 2019, the Company recognized asset impairment charges of $16 million and $45 million, respectively. Of these asset impairment charges, $13 million and $39 million, respectively, were related to impairment of operating lease ROU assets associated with the Company’s retail store locations, with the remainder relating to impairment of fixed assets.

The Company regularly reviews retail store long-lived assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses input from retail operations and accounting and finance personnel. These inputs include management’s best estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, by their nature, include judgments about how current initiatives will impact future performance. In the second quarter and first half of 2019, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter store operational results and formal plans for additional store closures. These assumptions reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives.

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as real estate broker’s opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the second quarter and first half of 2019 impairment calculation were discounted at a weighted average discount rate of 5%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the second quarter and first half of 2019, the impairment recognized reflects the Company’s best estimate of future performance.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table presents information about financial instruments at the balance sheet dates indicated.

	June 29,		December 29,
	2019		2018
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Timber notes receivable	$831	$831	$842	$835
Company-owned life insurance	92	92	91	91
Financial liabilities:
Recourse debt:
Term Loan, due 2022	428	450	463	490
Revenue bonds, due in varying amounts periodically through 2029	186	186	186	184
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	14	14	14
Non-recourse debt — Timber notes	743	743	754	750

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Timber notes receivable: Fair value is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 measure).

•

Company-owned life insurance: In connection with the 2013 OfficeMax merger, the Company acquired company-owned life insurance policies on certain former employees. The fair value of the company-owned life insurance policies is derived using determinable net cash surrender value (Level 2 measure).

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

On March 29, 2019, the U.S. District Court for the Southern District of Florida entered the Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the “Consent Order,” wherein, the FTC Commissioners agreed to accept payment of $25 million to compensate affected Company customers and the Company agreed to implement a compliance certification, record creation and maintenance program.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

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

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of June 29, 2019, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, our estimated range of reasonably possible losses was approximately $10 million to $20 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

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

For the first half of 2018, the major components of Discontinued operations, net of tax presented were as follows:

	Second Quarter	First Half
(In millions)	2018	2018
Sales	$21	$115
Cost of goods sold and occupancy costs	16	88
Operating expenses	4	21
Restructuring charges	1	1
Other income (expense), net	1	(1)
Net increase of loss on discontinued operations held for sale	—	(1)
Net loss on sale of discontinued operations	(3)	(4)
Income tax expense (benefit)	1	(6)
Discontinued operations, net of tax	$(3)	$5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in our discussion of Risk Factors, found in Item 1A of our Annual Report on Form 10-K filed on February 27, 2019 (the “2018 Form 10-K”) with the SEC, and Forward-Looking Statements, found in Part I of our 2018 Form 10-K.

Throughout this report, the terms “Office Depot,” “Company,” “we,” “us” and “our” mean Office Depot, Inc. and all entities included in our Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist readers in better understanding and evaluating our financial condition and results of operations. We recommend reading this MD&A in conjunction with our Condensed Consolidated Financial Statements and the Notes to those statements included in the “Financial Statements” section of this Quarterly Report on Form 10-Q, as well as our 2018 Form 10-K.

OVERVIEW

THE COMPANY

We are a leading provider of business services and supplies, products and technology solutions to small, medium and enterprise businesses, through a fully integrated business-to-business (“B2B”) distribution platform of 1,320 retail stores, online presence, and dedicated sales professionals and technicians. Through our banner brands Office Depot®, OfficeMax®, CompuCom® and Grand&Toy®, as well as others, we offer our customers the tools and resources they need to focus on their passion of starting, growing and running their business.

As of June 29, 2019, our operations are organized into three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and CompuCom Division.

The Business Solutions Division, or BSD, provides our customers with nationally branded as well as our private branded office supply and adjacencies products and services in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada through dedicated sales forces, catalogs, telesales, and electronically through our Internet websites. BSD includes the distribution businesses we have acquired as part of our strategic transformation described in the section below.

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

The CompuCom Division was formed during the fourth quarter of 2017 as a result of the acquisition of CompuCom Systems, Inc. (“CompuCom”). The CompuCom Division provides information technology (“IT”) outsourcing services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including end user computing support, managed IT services, data center monitoring and management, service desk, network infrastructure, IT workforce solutions, mobile device management, IT solutions integration, and cloud services.

Appointment of New Executive Officers

In June 2019, we appointed John “Mick” Slattery as our President of our CompuCom Division. Mr. Slattery has nearly 30 years of experience in the technology-enabled business services space, and most recently served as the Chief Executive Officer of Conduent Transportation LLC, a division of Conduent, Inc., a technology-led business process services company. Prior to joining Conduent in 2018, Mr. Slattery was a founding executive team member of Avanade, Inc., a global professional services company providing IT consulting and services and was formed as a joint venture between Accenture plc and Microsoft Corporation. During his 17-year career with Avanade, Mr. Slattery served in a series of roles with increasing levels of responsibility, and ultimately served as

President, North America. Prior to joining Avanade, Mr. Slattery served as Associate Partner, Communications & High Tech at Accenture plc. Mr. Slattery will be responsible for shaping and executing business strategy that will enable CompuCom to deliver IT services and solutions to its clients.

In May 2019, we appointed Stephen Mohan as Executive Vice President of our Business Solutions Division. Mr. Mohan joined Office Depot from XPO Logistics, Inc., where he served as Senior Vice President of sales and marketing, North American Transportation. Previously, he served as Executive Vice President and Chief Sales Officer at Clean Harbors and Senior Vice President, Field Sales for Republic Services, Inc. His career began in 1999 at Reed Business Information, where he led acquisition and management of a large account portfolio for a leading provider of data and business information solutions. Mr. Mohan will be responsible for accelerating growth of B2B sales across all customer segments and vertical markets. Additionally, he will provide day-to-day leadership and management to the contract sales function and help develop and implement short- and long-term initiatives that accelerate business results for BSD.

STRATEGIC TRANSFORMATION

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

We continue to expand our reach and distribution network through acquisitions of profitable regional office supply distribution businesses serving small and mid-market customers in geographic areas that were previously underserved by our network in order to strengthen our core operations. During the first half of 2019, we acquired four small independent regional office supply distribution businesses which has allowed for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

The aggregate total purchase consideration, including contingent consideration, for the four acquisitions completed in the first half of 2019 was approximately $25 million, subject to certain customary post-closing adjustments. The aggregate purchase price was primarily funded with cash on hand.

The operating results of the acquired office supply distribution businesses are combined with our operating results subsequent to their purchase dates, and are included in the Business Solutions Division, and the operating results of CompuCom and the enterprise IT solutions integrator and managed services provider are included in the CompuCom Division. Refer to Note 2. “Acquisitions,” in Notes to Condensed Consolidated Financial Statements for additional information.

OVERVIEW OF CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

The following summarizes the more significant factors impacting our operating results from continuing operations for the 13-week and 26-week periods ended June 29, 2019 (also referred to as the “second quarter of 2019”) and June 30, 2018 (also referred to as the “second quarter of 2018”).

Our consolidated sales were 2% lower in the second quarter and first half of 2019 compared to the same periods of the prior year. These period-over-period decreases were primarily driven by lower sales in our Retail Division, which decreased 5% in both the second quarter and first half of 2019 as a result of lower comparable store sales and store closures. Our CompuCom Division also experienced lower sales of 7% and 5%, respectively, when compared to the prior year periods, primarily due to a decline in sales of services as a result of reduced business volume from existing customers and customer attrition. These decreases were partially offset by higher sales in the Business Solutions Division, which represented an improvement from the comparative prior year periods of 2% primarily from acquisitions.

Sales	Second Quarter			First Half
(In millions)	2019	2018	Change	2019	2018	Change
Business Solutions Division	$1,328	$1,298	2%	$2,672	$2,626	2%
Retail Division	1,000	1,053	(5)%	2,175	2,297	(5)%
Change in comparable store sales			(4)%			(4)%
CompuCom Division	258	277	(7)%	506	535	(5)%
Other	2	—	N/A	3	—	N/A
Total	$2,588	$2,628	(2)%	$5,356	$5,458	(2)%

•

Product sales in the second quarter and first half of 2019 decreased 1% and 2%, respectively, from the comparative prior year periods, primarily driven by lower comparable store sales and store closures in the Retail Division.

•

Sales of services in the second quarter and first half of 2019 decreased 6% and 3%, respectively. The period-over-period decline was primarily driven by a decline in sales of services in our CompuCom Division, the impact of which was partially offset by the continued expansion of services we offer in our Retail and Business Solutions Divisions, including higher volume of service and product subscriptions, which contributed incremental revenues of $9 million and $34 million in the second quarter and first half of 2019, respectively. On a consolidated basis, services represented approximately 16% and 15%, respectively, of our total sales in the second quarter and first half of 2019, consistent with the corresponding prior year periods.

Sales	Second Quarter			First Half
(In millions)	2019	2018	Change	2019	2018	Change
Products	$2,183	$2,196	(1)%	$4,543	$4,619	(2)%
Services	405	432	(6)%	813	839	(3)%
Total	$2,588	$2,628	(2)%	$5,356	$5,458	(2)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS

•

Total gross profit decreased by $11 million or 2%, and $36 million or 3%, in the second quarter and first half of 2019, respectively, when compared to the same periods in 2018. The decrease in gross profit was largely driven by the flow through impact of lower sales in our CompuCom and Retail Divisions, partially offset by an increase in gross profit from our Business Solutions Division as a result of acquisitions, and the implementation of the Business Acceleration Program in May 2019 which generated savings from, among other things, the optimization of labor costs in our CompuCom Division. Total gross margins for the second quarter and first half of 2019 were consistent with the comparative prior year periods. While we incurred incremental costs related to trade tariffs on inventory we purchase from China, our recent actions, including changes to our contracting model, price increases, and alternative sourcing outside of China, mitigated much of the impact of such trade tariffs to our results of operations.

•

Total selling, general and administrative expenses decreased by $19 million or 4%, and $17 million or 2% in the second quarter and first half of 2019, respectively, when compared to the same periods in 2018. This was the result of certain strategic initiatives, including the Business Acceleration Program, aimed at reducing our spend on payroll and payroll-related costs, professional fees and marketing. The decreases in total selling, general, and administrative expenses in the second quarter and first half of 2019 were partially offset by increases in expenses associated with the expansion of our distribution network through acquisitions.

•

We recorded $69 million and $83 million of merger and restructuring expenses, net in the second quarter and first half of 2019, respectively, compared to $14 million and $31 million in the second quarter and first half of 2018, respectively. Merger and restructuring expenses in the second quarter and first half of 2019 includes $5 million and $13 million, respectively, of severance, retention, transaction and integration costs associated with business acquisitions and $64 million and $70 million, respectively, of expenses associated with restructuring activities. Refer to Note 3. “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements for additional information.

•

We recorded $16 million and $45 million of asset impairment charges in the second quarter and first half of 2019, respectively, which primarily related to impairment of operating lease ROU assets associated with the Company’s retail store locations. Refer to Note 12. “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements for additional information.

•

Our effective tax rates of 23% and 24% for the second quarter and first half of 2019, respectively, differ from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act primarily due to the impact of state taxes and certain nondeductible items, adjustments to tax credit benefits, and the mix of income and losses across U.S. and non-U.S. jurisdictions. Our effective tax rates of 32% and 37% for the second quarter and first half of 2018, respectively, were primarily influenced by the impact of excess tax deficiencies associated with stock-based compensation awards, the impact of state taxes and certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. Refer to Note 6. “Income Taxes” in Notes to Condensed Consolidated Financial Statements for additional information.

•

Diluted loss per share from continuing operations was $(0.04) in the second quarter of 2019 compared to diluted earnings per share of $0.03 in the second quarter of 2018. Diluted loss per share from continuing operations was $(0.03) in the first half of 2019 compared to diluted earnings per share of $0.09 in the first half of 2018. The primary drivers of the loss per share were impairment charges of ROU assets, and restructuring expenses recognized in connection with the Business Acceleration Program.

•

In each of the second quarter of 2019 and 2018, we paid a quarterly cash dividend on our common stock in the amount of $0.025 per share, resulting in total cash payments of $13 million and $14 million, respectively. In each of the first half of 2019 and 2018, we paid total cash dividends of $27 million and $28 million, respectively. In addition, under our stock repurchase program, we bought back approximately 4 million shares of our common stock in the first half of 2019, returning another $10 million to our shareholders.

•

At June 29, 2019, we had $444 million in cash and cash equivalents and $999 million of available credit under the Amended Credit Agreement. Cash provided by operating activities of continuing operations was $2 million for the first half of 2019 compared to $251 million in the comparable prior year period. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

BUSINESS SOLUTIONS DIVISION

	Second Quarter		First Half
(In millions)	2019	2018	2019	2018
Products	$1,249	$1,223	$2,517	$2,484
Services	79	75	155	142
Total Sales	$1,328	$1,298	$2,672	$2,626
% change	2%	4%	2%	2%
Division operating income	$86	$67	$132	$122
% of sales	6%	5%	5%	5%

Product sales in our Business Solutions Division increased 2% and 1% in the second quarter and first half of 2019, respectively, compared to the same periods in the prior year. The year-over-year increase reflects strong performance in the Division’s core contract channel, the positive impact of acquisitions, increased sales of paper-related products, and growth in certain adjacency categories such as cleaning and breakroom supplies. These positive sales drivers were partially offset by lower revenue generated by our eCommerce channel where we increased our focus on higher margin sales opportunities.

Sales of services in our Business Solutions Division increased 5% and 9% in the second quarter and first half of 2019, respectively, compared to the same periods in the prior year, primarily due to acquisitions and increased sales of our managed print, fulfillment, and copy and print services. Sales of services in the first half of 2019 also reflect the expansion of our product subscriptions for paper, toner and ink, which increased 33% when compared to the prior year period.

Without the impact of acquisitions, total sales in our Business Solutions Division would have been down 1% in the second quarter and first half of 2019 compared to the same respective periods in the prior year. However, the Division’s contract channel generated net new customer accounts and drove a flat year-over-year organic revenue growth.

Our Business Solutions Division operating income was $86 million in the second quarter of 2019 compared to $67 million in the second quarter of 2018, an increase of 28% and a 130 basis point margin improvement as a percentage of revenue period-over-period. The increase in operating income in the second quarter of 2019 was related to a number of factors, including improved gross profit margins attributable partly to our efforts to mitigate certain product cost increases, a reduction in selling, general and administrative expenses achieved through cost efficiency initiatives, and improved gross profit margins in our eCommerce channel. Our Business Solutions Division reported operating income of $132 million in the first half of 2019 as compared to $122 in the first half of 2018, which, as a percentage of sales, remained relatively flat period-over-period.

RETAIL DIVISION

	Second Quarter		First Half
(In millions)	2019	2018	2019	2018
Products	$854	$916	$1,880	$2,031
Services	146	137	295	266
Total Sales	$1,000	$1,053	$2,175	$2,297
% change	(5)%	(5)%	(5)%	(7)%
Division operating income	$9	$22	$76	$94
% of sales	1%	2%	3%	4%
Comparable store sales decline	(4)%	(2)%	(4)%	(4)%

Product sales in our Retail Division decreased 7% in the second quarter and first half of 2019 compared to the same respective periods in 2018. The decrease was primarily the result of closing underperforming retail stores coupled with fewer transactions in the existing locations, a trend partially offset by the gradual increase in the volume of omni-channel transactions, whereby our Business Solutions Division customers buy online for pick up in our stores (“BOPIS”). These transactions, which are included in our Retail Division results because they are fulfilled with retail store inventory and serviced by our retail store associates, have increased 17% and 18% in the second quarter and first half of 2019, respectively, from the same respective prior year periods.

Sales of services in our Retail Division increased 7% and 11% in the second quarter and first half of 2019, respectively compared to the same respective periods in 2018. This positive trend is the reflection of the expansion of our copy and print services, higher subscription volume, and an increase in technology services.

Comparable store sales in the second quarter and first half of 2019 decreased 4% reflecting lower store traffic, partially offset by higher conversion rate, higher sales per customer, year-over-year growth in BOPIS transactions, and an increase in loyalty program membership. Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes or natural disasters, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods, but may differ from measures used by other companies.

The Retail Division operating income declined 59% and 19% in the second quarter and first half of 2019, respectively, which, as a percentage of sales, reflects a slight decline of approximately 100 basis points period-over-period. The comparative decrease in the operating income for the Retail Division was mostly attributable to the flow-through impact of lower sales and lower product margins, which were further impacted by the deleveraging effect related to store closures. These impacts were partially offset by improvements in distribution and inventory management costs, lower operating lease costs recognized as a result of the new lease accounting standard, and lower selling, general, and administrative expenses. Additionally, the Retail division’s operating income results include the impact of investments in additional service delivery capabilities, sales training, and other customer-oriented initiatives.

As of June 29, 2019, the Retail Division operated 1,320 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands compared to 1,374 stores at the end of the second quarter of 2018. Charges associated with store closures are reported as appropriate in Merger and restructuring expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail stores and distribution center assets, and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of the Retail Division operating income. Refer to “Corporate” discussion below for additional information of expenses incurred to date.

COMPUCOM DIVISION

	Second Quarter		First Half
(In millions)	2019	2018	2019	2018
Products	$75	$56	$137	$103
Services	183	221	369	432
Total Sales	$258	$277	$506	$535
% change	(7)%	N/A	(5)%	N/A
Division operating income (loss)	$1	$6	$(13)	$12
% of sales	0%	2%	(3)%	2%

Product sales in our CompuCom Division increased 34% and 33% in the second quarter and first half of 2019, respectively, compared to the same respective periods in 2018. This growth was driven by a combination of higher demand in the corporate sector for computer and computer-related products, including desktops, portable computers and peripherals, partially offset by lower sales volume of enterprise network technology products, including servers, storage and expansion devices. Strong product sales growth was driven by increased discipline in our selling process, improved relationships with our product manufacturer partners, and higher demand for iOS products in the enterprise. To capture the growing opportunity in the cloud storage and advanced technologies markets, we continue to invest in specialized resources dedicated to the advanced technology space.

Sales of services in our CompuCom Division decreased 17% and 15% in the second quarter and first half of 2019, respectively, compared to the same respective periods in 2018. This was due largely to lower project-related revenue from existing customer accounts and lower business volume.

The CompuCom Division reported an operating income of $1 million and an operating loss of $13 million in the second quarter and first half of 2019, respectively, compared to operating income of $6 million and $12 million in the second quarter and first half of 2018. The period-over-period decrease in operating profitability was driven by lower sales volume, including lower project-related revenue from existing customer accounts without a commensurate reduction in associated labor-related expenses and ongoing expenditures to develop and market additional service offerings. We continue to take several actions to improve future operating performance at our CompuCom Division. These include increasing the use of automation and technology to further improve service efficiency, simplifying organizational structures to improve service velocity, and reorganizing sales efforts to better serve our customers and accelerate cross-selling opportunities.

As of June 29, 2019, we believe that our goodwill and indefinite-lived intangible assets are recoverable for all reporting units. We continue to monitor the performance of our CompuCom Division, and believe that the revenue and profitability shortfall in the first quarter of 2019 at CompuCom were temporary as supported by the fact that CompuCom’s business in the second quarter has improved relative to the first quarter of 2019. However, if the actions described in the preceding paragraph do not result in improved financial performance at our CompuCom Division, there is a reasonable possibility of future impairment of goodwill and indefinite-lived intangible assets for the CompuCom reporting unit.

OTHER

Certain operations previously included in the International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are presented as Other. These operations primarily relate to the sale of products to former joint venture partners, and are not material in any period. Also included in Other is the elimination of intersegment revenues of $3 million and $6 million for the second quarter and first half of 2019, respectively, and $5 million and $6 million for the second quarter and first half of 2018, respectively.

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

We regularly review retail store long-lived assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses input from retail operations and accounting and finance personnel. These inputs include our best estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value.

In the second quarter and first half of 2019, we recognized asset impairment charges of $16 million and $45 million, respectively, associated with continuing operations. Of these asset impairment charges, $13 million and $39 million, respectively, were related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder relating to impairment of fixed assets.

There were no asset impairments in the second quarter and first half of 2018.

Merger and Restructuring Expenses, net:

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

In May 2019, we announced that our Board of Directors approved a company-wide, multi-year, cost reduction and business improvement program to systematically drive down costs, improve operational efficiencies, and enable future growth investments. Under this program (the “Business Acceleration Program”), we have made and will continue to make organizational realignments stemming from process improvements, increase leverage of technology and accelerate use of automation. This has resulted and will continue to result in the elimination of certain positions and a flatter organization. In connection with the Business Acceleration Program, we also anticipate closing approximately 90 underperforming retail stores in 2020 and 2021, and 9 other facilities, consisting of distribution centers and sales offices. As a result of all of these changes, we expect to realize savings of at least $40 million in 2019, and run-rate savings of at least $100 million when fully implemented. Total estimated costs to implement the Business Acceleration Program are expected to be approximately $112 million comprised of:

(a) severance and related employee costs of approximately $40 million

(b) recruitment and relocation costs of approximately $2 million

(c) retail store and facility closure costs of approximately $26 million

(d) third-party costs to facilitate the execution of the Business Acceleration Program of approximately $36 million

(e) other costs of approximately $8 million

Of the aggregate costs to implement the Business Acceleration Program, approximately $100 million are expected to be cash expenditures through 2021 funded primarily with cash on hand and cash from operations. In fiscal 2019, we expect to incur approximately $85 million, of which approximately $70 million will be cash, for severance and related employee costs, recruitment and relocation, and third-party costs including legal and consulting fees under the Business Acceleration Program. Of the $70 million cash expenditures expected in 2019, approximately $30 million has been paid through the end of the second quarter of 2019.

Merger and restructuring expenses, net was $69 million and $83 million in the second quarter and first half of 2019, respectively, compared to $14 million and $31 million in the second quarter and first half of 2018, respectively. Merger and restructuring expenses in the second quarter and first half of 2019 primarily relate to restructuring expenses incurred in connection with our Business Acceleration Program, including $40 million of severance costs, $19 million in third-party professional fees, $3 million of retail store and facility closure costs, and $1 million of other costs. In addition, in connection with our strategy to expand our distribution network, in the second quarter and first half of 2019 we incurred $5 million and $13 million, respectively, of severance, retention, transaction and integration costs.

Restructuring expenses in the second quarter and first half of 2019 also include facility closure and other costs associated with our Comprehensive Business Review, a program we announced in 2016. In the second quarter and first half of 2019, we closed 39 and 41 retail stores, respectively, and expect to close approximately 16 additional stores through the end of the Comprehensive Business Review program in 2019.

Unallocated Expenses:

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

Unallocated expenses were $26 million and $58 million in the second quarter and first half of 2019, respectively, and $33 million and $71 million for the second quarter and first half of 2018, respectively. The decreases in the second quarter and first half of 2019 compared to the prior year periods were primarily due to the effects of cost efficiency initiatives.

Other Income and Expense:

	Second Quarter		First Half
(In millions)	2019	2018	2019	2018
Interest income	$5	$6	$11	$12
Interest expense	(23)	(31)	(46)	(60)
Other income, net	2	5	5	6

In November 2017, we entered into a $750 million Term Loan Credit Agreement, due 2022. Borrowings under the Term Loan Credit Agreement were issued with an original issue discount, at an issue price of 97.00%, and incurred interest at a rate per annum equal to LIBOR plus 7.00%. The Term Loan Credit Agreement was amended in November 2018 to reduce the interest rate from LIBOR plus 7.00% to LIBOR plus 5.25%. We recorded $11 million and $22 million of interest expense in the second quarter and first half of 2019, respectively, and $18 million and $36 million in the second quarter and first half of 2018, respectively, related to the Term Loan Credit Agreement.

Income Taxes:

Our effective rates for the second quarter and first half of 2019 differ from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act primarily due to the impact of state taxes and certain nondeductible items, adjustments to certain tax benefits and the mix of income and losses across U.S. and non-U.S. jurisdictions. The Company’s effective tax rates in prior periods have varied considerably as a result of several primary factors including the mix of income and losses across U.S. and non-U.S. jurisdictions, the impact of excess tax deficiencies associated with stock-based compensation awards and the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2019 and 2018, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to the dispositions of the international businesses and improved operating results. As a result, the Company’s effective tax rates are 23% for the second quarter and 24% for the first half of 2019 and 32% for the second quarter and 37% for the first half of 2018. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 29, 2019 and December 29, 2018, we had $444 million and $658 million in cash and cash equivalents, respectively, and $999 million and $947 million, respectively, of available credit under the Amended Credit Agreement (as defined in Note 9. “Debt,” in Notes to Condensed Consolidated Financial Statements), for a total liquidity of approximately $1.4 billion and $1.6 billion, respectively. We currently believe that our cash and cash equivalents on hand, availability of funds under the Amended Credit Agreement, and full year cash flows generated from operations will be sufficient to fund our working capital, capital expenditures, debt repayments, common stock repurchases, cash dividends on common stock, merger integration and restructuring expenses, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. As disclosed in Note 9. “Debt,” in Notes to Condensed Consolidated Financial Statements, we expect to receive approximately $80 million when the Timber notes receivable and the Non-recourse debt will be net settled in the next twelve months. In addition, as previously noted in the “Income Taxes” section above, we expect to receive a refund of unutilized AMT credits of $45 million in the first quarter of 2020.

No amounts were drawn under the Amended Credit Agreement during the second quarter and first half of 2019. There were letters of credit outstanding under the Amended Credit Agreement at the end of the second quarter of 2019 totaling $65 million, and we were in compliance with all applicable financial covenants at June 29, 2019.

In addition to the acquisitions disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness (Refer to Note 2. “Acquisitions,” in Notes to Condensed Consolidated Financial Statements for additional information). To drive further operational and cost efficiencies throughout the entire organization, we initiated the Business Acceleration Program in May 2019, which will result in additional costs over the next few years including legal and consulting fees, recruitment and relocation, severance and other related costs.

In 2019, we expect capital expenditures to be up to approximately $175 million, including investments to support our critical priorities and redesign the layout of certain retail stores to enhance our in-store customer experience. These expenditures will be funded through available cash on hand and operating cash flows.

In November 2018, our Board of Directors approved a stock repurchase program of up to $100 million of our common stock effective January 1, 2019, which extends until the end of 2020 and may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances. However, our ability to repurchase our common stock in 2019 is subject to certain restrictions under the Term Loan Credit Agreement. During the first half of 2019, we purchased approximately 4 million shares of our common stock at a cost of $10 million, excluding commissions and, as of June 29, 2019, $90 million remains available for stock repurchase under the current stock repurchase authorization. During the second quarter of 2019, we did not repurchase any of our common stock.

CASH FLOWS

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

	First Half
(In millions)	2019	2018
Operating activities of continuing operations	$2	$251
Investing activities of continuing operations	(113)	(102)
Financing activities of continuing operations	(107)	(107)

•

Operating Activities of Continuing Operations: During the first half of 2019, cash provided by operating activities of continuing operations was $2 million, compared to $251 million during the same period last year. This decrease in cash flows from operating activities was primarily driven by significant working capital improvements recognized in 2018 that were not expected to be replicated in 2019, lower net income from continuing operations of $68 million, cash outflows associated with our Business Acceleration Program and other nonrecurring settlements. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. Cash outflows associated with our Business Acceleration Program of approximately $30 million, a $25 million legal settlement payment which is included in the change in net working capital, and a payment in the amount of $11 million for acquisition contingent consideration were other significant contributors to the decrease in cash flow from operating activities. For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies,” in Notes to Condensed Consolidated Financial Statements.

•

Investing Activities of Continuing Operations: Cash used in investing activities of continuing operations was $113 million in the first half of 2019, compared to $102 million in the first half of 2018. The cash outflow in the first half of 2019 was driven by $91 million in capital expenditures associated with our service platform, distribution network, retail experience, and eCommerce capabilities. In addition, we spent $22 million in business acquisitions, net of cash acquired. The cash outflow in the first half of 2018 was driven by $74 million in capital expenditures and $30 million in business acquisitions, net of cash acquired.

•

Financing Activities of Continuing Operations: Cash used in financing activities of continuing operations was $107 million in the first half of 2019, consistent with the cash used in the first half of 2018. The cash outflow in the first half of 2019 reflects $48 million in repayments on long and short-term borrowings, $27 million in cash dividends, $11 million in repurchases of common stock, including commissions, and a $12 million acquisition contingent consideration payment up to the amount of the acquisition-date liability. The cash outflow in the first half of 2018 primarily consisted of $51 million in repayments on long and short-term borrowings, $28 million in cash dividends, $8 million in repurchases of common stock, and $18 million used to acquire a non-controlling equity interest related to the CompuCom acquisition.

Discontinued Operations: Cash provided by operating and investing activities of discontinued operations is summarized as follows:

	First Half
(In millions)	2019	2018
Operating activities of discontinued operations	$—	$11
Investing activities of discontinued operations	—	63

The cash flows of discontinued operations in the first half of 2018 reflect the impact of the sale of the Company’s businesses in Oceania. As of the end of fiscal 2018, the disposition of the international businesses was complete, and there are no further discontinued operations in 2019.

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

OTHER INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 29, 2019, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2018 Form 10-K.

CONTROLS AND PROCEDURES

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

Based on management’s evaluation, as of June 29, 2019, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 29, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of integrating the companies we acquired during 2018 and 2019 into our overall internal control over financial reporting processes. In addition, during the first quarter of 2019, we implemented certain internal controls over financial reporting in connection with our adoption of the new lease accounting standard.

LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 13. “Commitments and Contingencies,” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in the Company’s 2018 Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2019, we  did not repurchase any of our common stock in connection with the stock repurchase program that was approved by the Board of Directors in November 2018.

Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number	Average	Part of a Publicly	Purchased Under
	of Shares	Price Paid	Announced Plan or	the Repurchase
	Purchased	per Share	Program	Programs (b)
Period	(In thousands)	(a)	(In thousands)	(In millions)
March 31, 2019 — April 27, 2019	—	$—	—	$90
April 28, 2019 — May 25, 2019	—	$—	—	$90
May 26, 2019 — June 29, 2019	—	$—	—	$90
Total	—	$—	—

(a)	The average price paid per share for our common stock repurchases includes a per share commission paid.

(b)

In November 2018, our Board of Directors approved a stock repurchase program of up to $100 million of our common stock effective January 1, 2019, which extends until the end of 2020 and may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances. However, our ability to repurchase our common stock in 2019 is subject to certain restrictions under the Term Loan Credit Agreement. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses.

In May 2019, the Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share on our common stock, which was paid in cash on June 14, 2019,  for a total cash payment of $13 million to the Company’s shareholders of record at the close of business on May 24, 2019. Dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Payment of dividends is permitted under our Amended Credit Agreement provided that we have the required minimum liquidity or fixed charge ratio, but may be limited if we do not meet the necessary requirements. Additionally, under our Term Loan Credit Agreement, payment of dividends is permitted subject to compliance with an annual limit.

EXHIBITS

10.1*	Office Depot, Inc. 2019 Long-Term Incentive Plan

10.2*	Form of Restricted Stock Agreement (Directors)

10.3*	Form of Restricted Stock Unit Agreement (Directors)

10.4*	Form of Restricted Stock Unit Agreement (Executives)

10.5*	Form of FCF Performance Stock Unit Award Agreement (Executives)

10.6*	Form of TSR Performance Share Award Agreement (Executives)

10.7*	Letter Agreement between the Company and Mr. Slattery

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

(101.INS)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

FORM 10-Q CROSS REFERENCE INDEX

Item Number	Page
Part I - Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)	4
Condensed Consolidated Balance Sheets (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited)	6
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	39
Part II - Other Information
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	Not Applicable
Item 4. Mine Safety Disclosures	Not Applicable
Item 5. Other Information	Not Applicable
Item 6. Exhibits	41
Signatures	43
EX 10.1
EX 10.2
EX 10.3
EX 10.4
EX 10.5
EX 10.6
EX 10.7
EX 31.1
EX 31.2
EX 32
EX 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: August 7, 2019	By:	/s/ Gerry P. Smith
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Joseph T. Lower
Joseph T. Lower
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2019	By:	/s/ Richard Haas
Richard Haas
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)