Form 10-Q
period 2019-09-28
OFFICE DEPOT INC
filed 2019-11-06
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2019

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At October 30, 2019, there were 546,484,255 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

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

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Sales:
Products	$2,377	$2,453	$6,921	$7,072
Services	405	434	1,218	1,273
Total sales	2,782	2,887	8,139	8,345
Cost of goods and occupancy costs:
Products	1,840	1,906	5,412	5,534
Services	275	295	834	862
Total cost of goods and occupancy costs	2,115	2,201	6,246	6,396
Gross profit	667	686	1,893	1,949
Selling, general and administrative expenses	532	567	1,621	1,674
Asset impairments	5	—	50	—
Merger and restructuring expenses, net	22	14	105	45
Operating income	108	105	117	230
Other income (expense):
Interest income	5	7	16	18
Interest expense	(22)	(31)	(68)	(91)
Other income, net	2	4	7	11
Income from continuing operations before income taxes	93	85	72	168
Income tax expense	33	25	28	55
Net income from continuing operations	60	60	44	113
Discontinued operations, net of tax	—	—	—	5
Net income	$60	$60	$44	$118
Basic earnings per common share
Continuing operations	$0.11	$0.11	$0.08	$0.20
Discontinued operations	—	—	—	0.01
Net basic earnings per common share	$0.11	$0.11	$0.08	$0.21
Diluted earnings per common share
Continuing operations	$0.11	$0.11	$0.08	$0.20
Discontinued operations	—	—	—	0.01
Net diluted earnings per common share	$0.11	$0.11	$0.08	$0.21

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Annual Report on Form 10-K filed on February 27, 2019 (the “2018 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$60	$60	$44	$118
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	(9)	3	6	(16)
Reclassification of foreign currency translation adjustments realized upon disposal of business	—	—	—	29
Other	—	—	1	—
Total other comprehensive income (loss), net of tax, where applicable	(9)	3	7	13
Comprehensive income	$51	$63	$51	$131

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	September 28,	December 29,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$588	$658
Receivables, net	919	885
Inventories	1,025	1,065
Prepaid expenses and other current assets	103	75
Timber notes receivable, current maturities	825	—
Total current assets	3,460	2,683
Property and equipment, net	699	763
Operating lease right-of-use assets	1,374	—
Goodwill	938	914
Other intangible assets, net	395	422
Timber notes receivable	—	842
Deferred income taxes	220	284
Other assets	257	258
Total assets	$7,343	$6,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,037	$1,110
Accrued expenses and other current liabilities	1,277	978
Income taxes payable	—	2
Short-term borrowings and current maturities of long-term debt	105	95
Non-recourse debt, current maturities	737	—
Total current liabilities	3,156	2,185
Deferred income taxes and other long-term liabilities	175	300
Pension and postretirement obligations, net	111	111
Long-term debt, net of current maturities	593	690
Operating lease liabilities	1,181	—
Non-recourse debt	—	754
Total liabilities	5,216	4,040
Commitments and contingencies
Stockholders' equity:
Common stock — authorized 800,000,000 shares of $0.01 par value; issued shares — 620,394,831 at September 28, 2019 and 614,170,704 at December 29, 2018; outstanding shares — 546,484,255 at September 28, 2019 and 543,833,428 at December 29, 2018	6	6
Additional paid-in capital	2,653	2,677
Accumulated other comprehensive loss	(92)	(99)
Accumulated deficit	(144)	(173)
Treasury stock, at cost — 73,910,576 shares at September 28, 2019 and 70,337,276 shares at December 29, 2018	(296)	(285)
Total stockholders' equity	2,127	2,126
Total liabilities and stockholders’ equity	$7,343	$6,166

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	39 Weeks Ended
	September 28,	September 29,
	2019	2018
Cash flows from operating activities of continuing operations:
Net income	$44	$118
Income from discontinued operations, net of tax	—	5
Net income from continuing operations	44	113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154	142
Amortization of debt discount and issuance costs	6	7
Charges for losses on receivables and inventories	22	30
Asset impairments	50	—
Compensation expense for share-based payments	25	19
Deferred income taxes and deferred tax asset valuation allowances	23	44
Contingent consideration payments in excess of acquisition-date liability	(11)	—
Changes in working capital and other	(99)	200
Net cash provided by operating activities of continuing operations	214	555
Cash flows from investing activities of continuing operations:
Capital expenditures	(123)	(121)
Businesses acquired, net of cash acquired	(21)	(64)
Other investing activities	2	4
Net cash used in investing activities of continuing operations	(142)	(181)
Cash flows from financing activities of continuing operations:
Net payments on long and short-term borrowings	(74)	(74)
Cash dividends on common stock	(41)	(42)
Share purchases for taxes, net of proceeds from employee share-based transactions	(9)	(4)
Repurchase of common stock for treasury	(11)	(22)
Contingent consideration payments up to amount of acquisition-date liability	(12)	—
Acquisition of non-controlling interest	—	(18)
Other financing activities	2	1
Net cash used in financing activities of continuing operations	(145)	(159)
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	11
Investing activities of discontinued operations	—	66
Net cash provided by discontinued operations	—	77
Effect of exchange rate changes on cash and cash equivalents	3	(4)
Net increase (decrease) in cash and cash equivalents	(70)	288
Cash, cash equivalents and restricted cash at beginning of period	660	639
Cash, cash equivalents and restricted cash at end of period — continuing operations	$590	$927

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

	39 Weeks Ended September 28, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 29, 2018	614,170,704	$6	$2,677	$(99)	$(173)	$(285)	$2,126
Net income	—	—	—	—	8	—	8
Other comprehensive income	—	—	—	11	—	—	11
Exercise and release of incentive stock (including income tax benefits and withholding)	5,932,430	—	(7)	—	—	—	(7)
Amortization of long-term incentive stock grants	—	—	8	—	—	—	8
Dividends paid on common stock ($0.025 per share)	—	—	(14)	—	—	—	(14)
Repurchase of common stock	—	—	—	—	—	(11)	(11)
Adjustment for adoption of accounting standard	—	—	—	—	(15)	—	(15)
Balance at March 30, 2019	620,103,134	$6	$2,664	$(88)	$(180)	$(296)	$2,106
Net loss	—	—	—	—	(24)	—	(24)
Other comprehensive income	—	—	—	5	—	—	5
Exercise and release of incentive stock (including income tax benefits and withholding)	155,939	—	(1)	—	—	—	(1)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Dividends paid on common stock ($0.025 per share)	—	—	(13)	—	—	—	(13)
Balance at June 29, 2019	620,259,073	$6	$2,659	$(83)	$(204)	$(296)	$2,082
Net income	—	—	—	—	60	—	60
Other comprehensive loss	—	—	—	(9)	—	—	(9)
Exercise and release of incentive stock (including income tax benefits and withholding)	135,758	—	—	—	—	—	—
Amortization of long-term incentive stock grants	—	—	8	—	—	—	8
Dividends paid on common stock ($0.025 per share)	—	—	(14)	—	—	—	(14)
Balance at September 28, 2019	620,394,831	$6	$2,653	$(92)	$(144)	$(296)	$2,127

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited) – (Continued)

	39 Weeks Ended September 29, 2018
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 30, 2017	610,353,994	$6	$2,711	$(78)	$(273)	$(246)	$2,120
Net income	—	—	—	—	41	—	41
Other comprehensive income	—	—	—	14	—	—	14
Exercise and release of incentive stock (including income tax benefits and withholding)	3,862,224	—	(3)	—	—	—	(3)
Amortization of long-term incentive stock grants	—	—	3	—	—	—	3
Dividends paid on common stock ($0.025 per share)	—	—	(14)	—	—	—	(14)
Adjustment for adoption of accounting standard	—	—	—	—	(4)	—	(4)
Balance at March 31, 2018	614,216,218	$6	$2,697	$(64)	$(236)	$(246)	$2,157
Net income	—	—	—	—	16	—	16
Other comprehensive loss	—	—	—	(3)	—	—	(3)
Exercise and release of incentive stock (including income tax benefits and withholding)	198,549	—	—	—	—	—	—
Acquisition escrow shares returned	(248,200)	—	(1)	—	—	—	(1)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Dividends paid on common stock ($0.025 per share)	—	—	(14)	—	—	—	(14)
Repurchase of common stock	—	—	—	—	—	(8)	(8)
Balance at June 30, 2018	614,166,567	$6	$2,691	$(67)	$(220)	$(254)	$2,156
Net income	—	—	—	—	60	—	60
Other comprehensive income	—	—	—	3	—	—	3
Exercise and release of incentive stock (including income tax benefits and withholding)	(37,660)	—	—	—	—	—	—
Amortization of long-term incentive stock grants	—	—	7	—	—	—	7
Dividends paid on common stock ($0.025 per share)	—	—	(14)	—	—	—	(14)
Repurchase of common stock	—	—	—	—	—	(14)	(14)
Other	—	—	—	(1)	—	—	(1)
Balance at September 29, 2018	614,128,907	$6	$2,684	$(65)	$(160)	$(268)	$2,197

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Office Depot, Inc. including its consolidated subsidiaries (“Office Depot” or the “Company”), is a leading provider of business services and supplies, products and technology solutions to small, medium and enterprise businesses, through a fully integrated business-to-business (“B2B”) distribution platform of 1,317 retail stores, online presence, and dedicated sales professionals and technicians. Through its banner brands Office Depot®, OfficeMax®, CompuCom® and Grand&Toy®, as well as others, the Company offers its customers the tools and resources they need to focus on starting, growing and running their business. The Company’s corporate headquarters is located in Boca Raton, FL, and its primary website is www.officedepot.com.

As of September 28, 2019, the Company had three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and the CompuCom Division.

The Condensed Consolidated Financial Statements as of September 28, 2019, and for the 13-week and 39-week periods ended September 28, 2019 (also referred to as the “third quarter of 2019” and “year-to-date 2019,” respectively) and September 29, 2018 (also referred to as the “third quarter of 2018” and “year-to-date 2018,” respectively) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Business acquisitions in 2018 and 2019 are included prospectively from the date of acquisition, thus affecting the comparability of the Company’s financial statements for all periods presented in this report on Form 10-Q.

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

CASH MANAGEMENT

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. As of September 28, 2019 and December 29, 2018, Trade accounts payable and Accrued expenses and other current liabilities, in the aggregate, included $16 million and $27 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At September 28, 2019, cash and cash equivalents from continuing operations held outside the United States amounted to $161 million.

Restricted cash consists primarily of short-term cash deposits having original maturity dates of twelve months or less that serve as collateral to certain of the Company’s letters of credit. Restricted cash is valued at cost, which approximates fair value. At September 28, 2019 and December 29, 2018, restricted cash amounted to $2 million and is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

CHANGE IN METHOD OF APPLYING AN ACCOUNTING PRINCIPLE

During the third quarter of 2019, the Company decided to change its annual goodwill impairment assessment date from the first day of the third quarter to the first day of fiscal month December. The change in measurement date represents a change in method of applying an accounting principle. This change is preferable because it aligns the Company’s impairment testing procedures with its annual business planning and budgeting process, which occurs in the fourth quarter of each year, and with the timing of the development of its multi-year strategic plan. This change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change will not be applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively. In addition, this change will not have a material impact on the Company’s financial statements.

The Company also completed its annual goodwill impairment test during the quarter and concluded that the fair value of each reporting unit exceeded their respective carrying amount. Refer to Note 5 “Segment Information” for more information.

NEW ACCOUNTING STANDARDS

Standards that are not yet adopted:

•

Financial Instruments – Credit Losses: In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that modifies the measurement of expected credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update will change the accounting for credit impairment by adding an impairment model that is based on expected losses rather than incurred losses.  In July 2018, the FASB approved an amendment to the new guidance that provides transition relief to the adopting entities and allows for an election of the fair value option on certain financial instruments. This accounting standards update, as amended, is effective

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is evaluating the impact of this new standard but believes the adoption will not have a material impact on its Condensed Consolidated Financial Statements.

•

Cloud computing arrangements: In August 2018, the FASB issued an accounting standards update that provides guidance regarding the accounting for implementation costs in cloud computing arrangements. This accounting update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard but believes the adoption will not have a material impact on its Condensed Consolidated Financial Statements.

•

Fair value measurements: In August 2018, the FASB issued an accounting standards update that adds, removes, and modifies the disclosure requirements related to fair value measurements. This accounting update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard but believes the adoption will not have a material impact on its Condensed Consolidated Financial Statements.

•

Defined benefit plan: In August 2018, the FASB issued an accounting standards update that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This accounting update is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard but believes the adoption will not have a material impact on its Condensed Consolidated Financial Statements.

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

The Company elected the transition package of practical expedients that is permitted by the standard. The package of practical expedients allows the Company to not reassess previous accounting conclusions regarding whether existing arrangements are or contain leases, the classification of existing leases, and the treatment of initial direct costs. The Company did not elect the hindsight transition practical expedient allowed for by the new standard, which allows entities to use hindsight when determining lease term and impairment of operating lease ROU assets. Additionally, the Company elected certain other practical expedients offered by the new standard which it will apply to all asset classes, including the option not to separate lease and non-lease components and instead to account for them as a single lease component and the option not to recognize ROU assets and related liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise).

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

o

Cumulative effect of $15 million adoption date adjustments to Accumulated deficit comprised of a $20 million impairment charge, net of tax effect, to the operating lease ROU assets, primarily because the fair market value of certain retail stores was lower than their carrying value prior to the adoption date; $4 million deferred gain, net of tax effect, related to transactions accounted for as sales and operating leasebacks under the previous lease accounting standard; and a $1 million credit, net of tax effect, arising from the derecognition of assets and liabilities

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

associated with non-owned properties that were capitalized under previously existing build-to-suit lease accounting rules.

As part of its adoption of the new lease accounting standard, the Company also implemented new internal controls and updated accounting policies and procedures, operational processes and documentation practices to enable the preparation of financial information on adoption. Refer to Note 8 for additional disclosures required as a result of the adoption of this new standard.

•

Goodwill: In January 2017, the FASB issued an accounting standards update that simplifies how entities assess goodwill for impairment. The revised guidance eliminates the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under this accounting update, a goodwill impairment loss should instead be measured at the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This accounting standards update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this accounting standards update with no material impact to its Condensed Consolidated Financial Statements.

NOTE 2. ACQUISITIONS

Since 2017, the Company has been undergoing a strategic business transformation to pivot into an integrated B2B distribution platform, with the objective of expanding its product offerings to include value-added services for its customers and capture greater market share. As part of this transformation, the Company has been acquiring businesses, including four small independent regional office supply distribution businesses during year-to-date 2019. These acquisitions continue to expand the Company’s reach and distribution network into geographic areas that were previously underserved. Of these four acquisitions, two were completed in the first quarter of 2019, and two were completed in the second quarter of 2019.

The aggregate total purchase consideration, including contingent consideration, for the four acquisitions completed in year-to-date 2019 was approximately $25 million, subject to certain customary post-closing adjustments. The aggregate purchase price was primarily funded with cash on hand. The acquisitions were treated as purchases in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction including goodwill and other intangible assets. The Company has performed a preliminary purchase price allocation of the aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transactions, including $1 million of customer relationship intangible assets, $4 million of trade name intangible assets and $20 million of goodwill. An immaterial amount of the aggregate purchase price was allocated to working capital accounts. These assets and liabilities are included in the Condensed Consolidated Balance Sheet as of September 28, 2019. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the dates of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of the acquired office supply distribution businesses are combined with the Company’s operating results subsequent to their purchase dates, and are included in the Business Solutions Division. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses, individually and in the aggregate, are not material to the Company.

During 2018, the Company recognized a contingent consideration liability of $25 million in connection with the acquisition of an enterprise IT solutions integrator and managed services provider. In the first quarter of 2019, the Company paid $23 million of this contingent consideration liability, of which $12 million was treated as a financing cash outflow on the Condensed Consolidated Statement of Cash Flows because it related to the acquisition-date accrual, and $11 million was presented as a cash outflow from operating activities as it was accrued subsequent to the acquisition date based on new information obtained on the financial performance of the acquired entity. The remaining $2 million of this contingent consideration liability will be paid during the fourth quarter of 2019 and will be treated as a cash outflow from operating activities.

Based on new information received, the preliminary purchase price allocations of the companies acquired in 2018 and 2019 have been adjusted during the respective measurement periods. These adjustments were insignificant individually and in the aggregate to the Company’s Condensed Consolidated Financial Statements. The measurement periods for acquisitions completed in year-to-date 2018 closed within year-to-date 2019. Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred, instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger and restructuring expenses, net line in the Condensed Consolidated Statements of Operations. Refer to Note 3 for additional information about the merger and restructuring expenses incurred during the third quarter and year-to-date 2019.

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

	Third Quarter		Year-to-Date
(In millions)	2019	2018	2019	2018
Merger and transaction related expenses, net
Severance and retention	$—	$4	$1	$9
Transaction and integration	6	5	18	16
Facility closure, contract termination, and other expenses, net	—	2	—	10
Total Merger and transaction related expenses, net	6	11	19	35
Restructuring expenses
Severance	—	—	40	—
Professional fees	12	3	31	9
Facility closure, contract termination, and other expenses, net	4	—	15	1
Total Restructuring expenses	16	3	86	10
Total Merger and restructuring expenses, net	$22	$14	$105	$45

•

Merger and transaction related expenses, net: Severance and retention include expenses related to the integration of staff functions in connection with business acquisitions and are expensed through the severance and retention period. Transaction and integration include legal, accounting, and other third-party expenses incurred in connection with acquisitions and business integration activities primarily related to CompuCom. Facility closure, contract termination, and other expenses, net relate to facility closure accruals, contract termination costs, gains and losses on asset dispositions, and accelerated depreciation. Also included in the merger and transaction related expenses, net are $5 million of integration expenses associated with the OfficeMax merger, all of which were incurred in the first half of 2018, and $2 million and $5 million of facility closure costs in the third quarter and year-to-date 2018, respectively. All integration activities associated with the OfficeMax merger were completed in 2018.

•

Restructuring expenses: In May 2019, the Company’s Board of Directors approved a company-wide, multi-year, cost reduction and business improvement program to systematically drive down costs, improve operational efficiencies, and enable future growth investments. Under this program (the “Business Acceleration Program”), the Company has made and will continue to make organizational realignments stemming from process improvements, increased leverage of technology and accelerated use of automation. This has resulted and will continue to result in the elimination of certain positions and a flatter organization. In connection with the Business Acceleration Program, the Company also anticipates closing approximately 90 underperforming retail stores in 2020 and 2021, and 9 other facilities, consisting of distribution centers and sales offices, of which 7 were closed as of the end of the third quarter of 2019. Total estimated costs to implement the Business Acceleration Program are expected to be approximately $122 million, comprised of:

(a)	severance and related employee costs of approximately $40 million
(b)	recruitment and relocation costs of approximately $2 million
(c)	retail store and facility closure costs of approximately $26 million
(d)	third-party costs to facilitate the execution of the Business Acceleration Program of approximately $46 million
(e)	other costs of approximately $8 million

Of the aggregate costs to implement the Business Acceleration Program, approximately $110 million are expected to be cash expenditures through 2021 funded primarily with cash on hand and cash from operations. In fiscal 2019, the Company expects to incur approximately $85 million, of which approximately $70 million will be cash, for severance and related employee costs, recruitment and relocation, and third-party costs including legal and consulting fees under the Business Acceleration Program. Of the $70 million cash expenditures expected in 2019, approximately $59 million has been paid through the end of the third quarter of 2019.

In the third quarter of 2019, the Company incurred $16 million in restructuring expenses associated with the Business Acceleration Program which consisted of $1 million of retail store and facility closure costs, $12 million in professional fees, and $3 million of other costs. Included in restructuring expenses in year-to-date 2019 are $40 million of severance costs, $4

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

million of retail store and facility closure costs, $31 million in third-party professional fees, and $4 million of other costs incurred in connection with the Business Acceleration Program.

Also included in restructuring expenses in the third quarter and year-to-date 2019 and 2018 are costs incurred in connection with the Comprehensive Business Review, a program the Company announced in 2016. These costs include severance, facility closure costs, contract termination, accelerated depreciation, relocation and disposal gains and losses, as well as other costs associated with retail store closures. In the third quarter and year-to-date 2019, the Company closed 3 and 44 retail stores, respectively, and expects to close approximately 10 additional stores through the end of the Comprehensive Business Review program in 2019.

Additionally, restructuring expenses in the third quarter and year-to-date 2018 also reflect professional fee expenses incurred in connection with the Company’s multi-year strategic transformation which began in 2017. All activities associated with the multi-year strategic transformation plan were completed in 2018.

MERGER AND RESTRUCTURING ACCRUALS

The activity in the merger and restructuring accruals in year-to-date 2019 is presented in the table below. Certain merger and restructuring charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

	Balance as of				Balance as of
	December 29,	Charges	Cash	Adjustments	September 28,
(In millions)	2018	Incurred	Payments	(a)	2019
Termination benefits:
Merger-related accruals	$3	$1	$(3)	$—	$1
Comprehensive Business Review	—	—	—	—	—
Business Acceleration Program	—	41	(25)	—	16
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	10	—	—	(10)	—
Comprehensive Business Review	5	5	(4)	(3)	3
Business Acceleration Program	—	34	(29)	—	5
Total	$18	$81	$(61)	$(13)	$25

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 4. REVENUE RECOGNITION

PRODUCTS AND SERVICES REVENUE

The following table provides information about disaggregated revenue by Division, and major products and services categories.

	Third Quarter of 2019
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$758	$495	$—	$4	$1,257
Technology	302	422	71	—	795
Furniture and other	204	119	—	2	325
Services
Technology	—	7	176	(3)	180
Copy, print, and other	86	134	5	—	225
Total	$1,350	$1,177	$252	$3	$2,782

	Third Quarter of 2018
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$760	$516	$—	$3	$1,279
Technology	323	493	51	(3)	864
Furniture and other	195	113	—	2	310
Services
Technology	1	8	212	(1)	220
Copy, print, and other	85	124	5	—	214
Total	$1,364	$1,254	$268	$1	$2,887

	Year-to-Date 2019
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$2,264	$1,302	$—	$10	$3,576
Technology	941	1,294	209	1	2,445
Furniture and other	576	320	—	4	900
Services
Technology	—	21	539	(9)	551
Copy, print, and other	241	415	10	1	667
Total	$4,022	$3,352	$758	$7	$8,139

	Year-to-Date 2018
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$2,212	$1,358	$—	$7	$3,577
Technology	1,004	1,481	154	(8)	2,631
Furniture and other	546	314	—	4	864
Services
Technology	1	24	641	(2)	664
Copy, print, and other	227	374	8	—	609
Total	$3,990	$3,551	$803	$1	$8,345

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

•	Products revenue includes the sale of:
o	Supplies such as paper, writing instruments, office supplies, cleaning and breakroom items
o	Technology related products such as toner and ink, printers, computers, tablets and accessories, and electronic storage
o	Furniture and other products such as desks, seating, and luggage

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
o

Technology service offerings provided through the Company’s CompuCom Division, such as end user computing support, managed information technology (“IT”) services, data center monitoring and management, service desk, network infrastructure, IT workforce solutions, mobile device management, IT integration solutions and cloud services, as well as technology support services offerings provided in the Company’s retail stores, such as installation and repair

o

Copy, print, and other service offerings such as managed print and fulfillment services, product subscriptions, and sales of third party software, gift cards, warranties, remote support as well as rental income on operating lease arrangements where the Company conveys to its customers the right to use devices and other equipment for a stated period

The largest offering in the technology service category is end user computing, which provides on-site services to assist corporate end users with their information technology needs. Services are either billed on a rate per hour or per user, or on a fixed monthly retainer basis. For the majority of technology service offerings contracts, the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company’s performance to date and as such the Company recognizes revenue based on the amount billable to the customer in accordance with the practical expedient provided by the current revenue guidance.

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

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts during the third quarter and year-to-date 2019.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and a deferred liability is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of September 28, 2019, the Company had $12 million of deferred liability related to the loyalty program, which is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to deferred contract acquisition costs (refer to the section “Costs to Obtain a Contract” below) and if applicable, the Company’s conditional right to consideration for completed performance under a contract. The short- and long-term components of contract assets in the table below are included in Prepaid expenses and other current assets, and Other assets, respectively, in the Condensed Consolidated Balance Sheets. Contract liabilities include payments received in advance of performance under the contract, and are recognized as revenue when the performance obligation is completed under the contract, as well as accrued contract acquisition costs, liabilities related to the Company’s loyalty program and gift cards. The short and long-term components of contract liabilities in the table below are included in Accrued expenses and other current liabilities, and Deferred income taxes and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	September 28,	December 29,
(In millions)	2019	2018
Trade receivables, net	$665	$655
Short-term contract assets	25	22
Long-term contract assets	15	17
Short-term contract liabilities	50	52
Long-term contract liabilities	1	1

During the third quarter and year-to-date 2019, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $25 million during year-to-date 2019 which were included in the short-term contract liability balance at the beginning of the period. There were no contract assets and liabilities that were recognized during the third quarter and year-to-date 2019 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of the period that transferred to receivables during the third quarter and year-to-date 2019.

A majority of the purchase orders and statements of work related to contracts with customers require delivery of the product or service within one year or less. For certain service contracts that exceed one year, the Company recognizes revenue at the amount to which it has the right to invoice for services performed. Accordingly, the Company has applied the optional exemption provided by the new revenue recognition standard relating to unsatisfied performance obligations and does not disclose the value of unsatisfied performance obligations for its contracts.

COSTS TO OBTAIN A CONTRACT

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

capitalized. These costs are periodically reviewed for impairment, and are amortized on a straight-line basis over the expected period of benefit. As of September 28, 2019, capitalized acquisition costs amounted to $40 million, which is reflected in short-term contract assets and long-term contract assets in the table above. During the third quarter and year-to-date 2019, amortization expense was $9 million and $26 million, respectively, and there was no impairment loss in relation to costs capitalized. The Company had no asset impairment charges related to contract assets in the periods presented herein.

NOTE 5. SEGMENT INFORMATION

At September 28, 2019, the Company had three reportable segments: Business Solutions Division, Retail Division and the CompuCom Division. The Business Solutions Division sells nationally branded as well as the Company’s private branded office supply and adjacency products and services to customers in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through the Company’s Internet websites. The Retail Division includes retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, print, cleaning, breakroom and facilities products, and office furniture as well as business services including copying, printing, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are also facilitated through the Company’s regional print production centers. The CompuCom Division provides IT services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including end user computing support, managed IT services, data center monitoring and management, service desk, network infrastructure, IT workforce solutions, mobile device management, IT integration solutions and cloud services.

The retained global sourcing operations previously included in the former International Division are not significant and have been presented as Other. Also included in Other is the elimination of intersegment revenues of $3 million and $9 million for the third quarter and year-to-date 2019, respectively, and $4 million and $10 million for the third quarter and year-to-date 2018, respectively.

The products and services offered by the Business Solutions Division and the Retail Division are similar, but the CompuCom Division’s offerings are focused on IT services and related products. The Company’s three operating segments are its three reportable segments. The Business Solutions Division, the Retail Division and the CompuCom Division are managed separately as they represent separate channels in the way the Company serves its customers, and they are managed accordingly. The accounting policies for each segment are the same as those described in Note 1. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Business Solutions Division, the Retail Division or the CompuCom Division, including asset impairments and merger and restructuring expenses, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities. In addition, the Company regularly evaluates the appropriateness of the reportable segments based on how the business is managed, including decision-making about resources allocation and assessing performance of the segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, the current reportable segments may change in the future.

The following is a summary of sales and operating income (loss) by each of the Divisions and Other, reconciled to consolidated totals.

	Sales
	Third Quarter		Year-to-Date
(In millions)	2019	2018	2019	2018
Business Solutions Division	$1,350	$1,364	$4,022	$3,990
Retail Division	1,177	1,254	3,352	3,551
CompuCom Division	252	268	758	803
Other	3	1	7	1
Total	$2,782	$2,887	$8,139	$8,345

	Division Operating Income (Loss)
	Third Quarter		Year-to-Date
(In millions)	2019	2018	2019	2018
Business Solutions Division	$71	$67	$203	$189
Retail Division	84	70	160	165
CompuCom Division	3	1	(11)	12
Other	—	—	—	(1)
Total	$158	$138	$352	$365

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

A reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

	Third Quarter		Year-to-Date
(In millions)	2019	2018	2019	2018
Total Divisions operating income	$158	$138	$352	$365
Add/(subtract):
Asset impairments	(5)	—	(50)	—
Merger and restructuring expenses, net	(22)	(14)	(105)	(45)
Unallocated expenses	(23)	(19)	(80)	(90)
Interest income	5	7	16	18
Interest expense	(22)	(31)	(68)	(91)
Other income, net	2	4	7	11
Income from continuing operations before income taxes	$93	$85	$72	$168

The components of goodwill by segment are provided in the following table:

	Business Solutions	Retail	CompuCom
(In millions)	Division	Division	Division	Total
Balance as of December 29, 2018	$387	$78	$449	$914
Acquisitions	20	—	—	20
Foreign currency rate impact	—	—	4	4
Balance as of September 28, 2019	$407	$78	$453	$938

Refer to Note 2 for additional information on the acquisitions made during year-to-date 2019.

During the third quarter of 2019, the Company performed its annual goodwill impairment test using a quantitative assessment that combined the income approach and the market approach valuation methodologies, and concluded that the fair value of each reporting unit exceeded their respective carrying amount as of the assessment date, which was the first day of the quarter. The Company also did not identify any impairment related to its indefinite-lived intangible assets that were tested quantitatively as of the assessment date. The Company continues to monitor the performance of its Contract reporting unit, a component of the Business Solutions Division segment, and its CompuCom reporting unit, which both passed the quantitative assessment with margins in excess of those determined in the Company’s 2018 annual assessment. The CompuCom Division reported an operating loss for year-to-date 2019 that was mainly driven by temporary shortfalls in revenue and profitability in the first quarter of 2019, and has improved its operational performance during the second and third quarters. The Company continues to undertake several actions to improve the future operating performance of CompuCom, including the use of automation and technology to further improve service efficiency, simplifying organizational structures to improve service velocity, and aligning sales efforts to better serve its customers and accelerate cross-selling opportunities. The anticipated impacts of these actions are reflected in key assumptions used in the quantitative assessment, and if not realized, could result in future impairment of goodwill and indefinite-lived intangible assets for the CompuCom reporting unit.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 6. INCOME TAXES

The Company’s effective rates for the third quarter and year-to-date 2019 differ from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act primarily due to the impact of state taxes and certain nondeductible items, adjustments to certain tax benefits and the mix of income and losses across U.S. and non-U.S. jurisdictions. The Company’s effective tax rates in prior periods have varied considerably as a result of several primary factors including the mix of income and losses across U.S. and non-U.S. jurisdictions, the impact of excess tax deficiencies associated with stock-based compensation awards and the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2019 and 2018, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to the dispositions of the international businesses and improved operating results. As a result, the Company’s effective tax rates are 35% for the third quarter and 39% for year-to-date 2019, and 29% for the third quarter and 33% for year-to-date 2018. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

The Tax Cuts and Jobs Act repealed the corporate Alternative Minimum Tax (“AMT”) and allows unutilized AMT credits to be refunded. For tax years 2018 through 2020, taxpayers may receive 50% of their uncredited balances as a cash refund with any remaining amounts refunded in full in 2021. The Company determined it is more-likely-than-not that $45 million of its AMT credits will be refunded and is expected to be received in the fourth quarter of 2019. Accordingly, the Company reclassified $45 million from non-current deferred tax assets to income tax receivables in the first quarter of 2019. The Company has not made a determination of the amount, if any, that may become a receivable in 2020 related to 2019 operations versus be utilized to offset any Federal tax liability.

During the third quarter of 2019, the Company entered into an agreement replacing existing debt collateralized by the Timber notes receivable with a term loan. The Company has previously recorded a deferred tax liability related to the taxes deferred from the original transaction.  The deferred liability will be realized no later than the first quarter of 2020. It is anticipated that certain capital loss carryforwards, available tax credits and net operating losses will offset the resulting gain and no material cash income taxes will be due upon the realization.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. EARNINGS PER SHARE

The following table represents the calculation of net earnings per common share – basic and diluted:

	Third Quarter		Year-to-Date
(In millions, except per share amounts)	2019	2018	2019	2018
Basic Earnings Per Share
Numerator:
Net income from continuing operations	$60	$60	$44	$113
Income from discontinued operations, net of tax	—	—	—	5
Net income	$60	$60	$44	$118
Denominator:
Weighted-average shares outstanding	546	551	545	555
Basic earnings per share:
Continuing operations	$0.11	$0.11	$0.08	$0.20
Discontinued operations	—	—	—	0.01
Net earnings per share	$0.11	$0.11	$0.08	$0.21
Diluted Earnings Per Share
Numerator:
Net income from continuing operations	$60	$60	$44	$113
Income from discontinued operations, net of tax	—	—	—	5
Net income	$60	$60	$44	$118
Denominator:
Weighted-average shares outstanding	546	551	545	555
Effect of dilutive securities:
Stock options and restricted stock	3	13	8	9
Diluted weighted-average shares outstanding	549	564	553	564
Diluted earnings per share:
Continuing operations	$0.11	$0.11	$0.08	$0.20
Discontinued operations	—	—	—	0.01
Net diluted earnings per share	$0.11	$0.11	$0.08	$0.21

Awards of stock options and nonvested shares representing approximately 13 million and 8 million additional shares of common stock were outstanding for the third quarter and year-to-date 2019, respectively, and approximately 6 million and 7 million for the third quarter and year-to-date 2018, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

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

The components of lease expense were as follows:

	Third Quarter	Year-to-Date
(In millions)	2019	2019
Finance lease cost:
Amortization of right-of-use assets	$5	$13
Interest on lease liabilities	2	4
Operating lease cost	107	327
Short-term lease cost	2	5
Variable lease cost	27	92
Sublease income	(1)	(2)
Total lease cost	$142	$439

Supplemental cash flow information related to leases was as follows:

Year-to-Date
(In millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4
Operating cash flows from operating leases	366
Financing cash flows from finance leases	16
Right-of-use assets obtained in exchange for new finance lease liabilities	21
Right-of-use assets obtained in exchange for new operating lease liabilities	211

Supplemental balance sheet information related to leases was as follows:

September 28,
(In millions, except lease term and discount rate)	2019
Property and equipment, net	$51
Operating lease right-of-use assets	1,374
Accrued expenses and other current liabilities	368
Short-term borrowings and current maturities of long-term debt	18
Long-term debt, net of current maturities	59
Operating lease liabilities	1,181
Weighted-average remaining lease term – finance leases	5 years
Weighted-average remaining lease term – operating leases	5 years
Weighted-average discount rate – finance leases	6.4%
Weighted-average discount rate – operating leases	6.8%

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Maturities of lease liabilities as of September 28, 2019 were as follows:

	September 28, 2019
	Operating	Finance
(In millions)	Leases(1)	Leases
2019 (excluding year-to-date 2019)	$124	$7
2020	442	21
2021	358	20
2022	289	16
2023	220	12
Thereafter	435	15
	1,868	91
Less imputed interest	(319)	(14)
Total	$1,549	$77

Reported as of September 28, 2019
Accrued expenses and other current liabilities	$368	$—
Short-term borrowings and current maturities of long-term debt	—	18
Long-term debt, net of current maturities	—	59
Operating lease liabilities	1,181	—
Total	$1,549	$77

(1)

Operating lease payments include $122 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $3 million of legally binding lease payments for an additional operating lease signed but not yet commenced. This operating lease will commence in fiscal year 2020 with a lease term of 10 years.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 9. DEBT

In connection with the consummation of the acquisition of CompuCom, the Company entered into a credit agreement, dated as of November 8, 2017 (the “Term Loan Credit Agreement”), which provides for a $750 million term loan facility with a maturity date of November 8, 2022. The Term Loan Credit Agreement was amended in November 2018. The Company was in compliance with all applicable financial covenants associated with the Term Loan Credit Agreement at September 28, 2019.

In May 2011, the Company entered into an amended and restated credit agreement, which was amended and restated in May 2016 for an additional five years, and was further amended in December 2016 and November 2017 (the Amended and Restated Credit Agreement including all amendments is referred to as the “Amended Credit Agreement”). The Amended Credit Agreement provides for a revolving credit facility of up to $1.2 billion and will mature on May 13, 2021. As provided in the Amended Credit Agreement, available amounts that can be borrowed are based on percentages of certain outstanding accounts receivable, credit card receivables, and inventory of the Company. At September 28, 2019, the Company had $962 million of available credit, and letters of credit outstanding totaling $65 million under the Amended Credit Agreement. There were no borrowings under the Amended Credit Agreement in the third quarter of 2019 and the Company was in compliance with all applicable financial covenants at September 28, 2019.

NON-RECOURSE DEBT

The Installment Notes (the “Timber notes receivable”) and the related Securitization Notes (the “Non-recourse debt”), as defined in the 2018 Form 10-K, are scheduled to mature on January 29, 2020 and October 31, 2019, respectively. During the third quarter of 2019, the Company, through a bankruptcy remote indirect subsidiary, entered into a term loan agreement which provides for it to receive a $735 million loan on October 31, 2019 (the “Bridge Loan”) that will be used to refinance the Non-recourse debt. The Bridge Loan is also non-recourse to the Company, and is secured by the Timber notes receivable. The Bridge Loan incurs interest at a rate equal to 3-month LIBOR plus 0.75% per annum from October 31, 2019 through January 29, 2020 when it will mature. Both the Timber notes receivable and the Bridge Loan are with the same third-party financial institution, and they will be settled on a net basis at maturity.

NOTE 10. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 29, 2018	$(50)	$(49)	$(99)
Other comprehensive income activity	6	1	7
Balance at September 28, 2019	$(44)	$(48)	$(92)

TREASURY STOCK

In November 2018, the Board of Directors approved a stock repurchase program of up to $100 million of its common stock effective January 1, 2019, which extends until the end of 2020 and may be suspended or discontinued at any time. However, the Company’s ability to repurchase its common stock in 2019 is subject to certain restrictions under the Company’s Term Loan Credit Agreement. During year-to-date 2019, the Company purchased approximately 4 million shares of its common stock at a cost of $10 million, excluding commissions, and as of September 28, 2019, approximately $90 million remains available for stock repurchases under the current stock repurchase authorization. During the third quarter of 2019, the Company did not repurchase any of its common stock.

In November 2019, the Board of Directors approved an increase in the authorization of the existing stock repurchase program of up to $200 million and extended the program through the end of 2021. The new authorization includes the remaining authorized amount under the existing stock repurchase program. Accordingly, the Company will have approximately $190 million available for share repurchases.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

DIVIDENDS ON COMMON STOCK

In the third quarter and year-to-date 2019, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share on its common stock, resulting in total cash payments of $14 million and $41 million, respectively. Dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. Payment of dividends is permitted under the Company’s Amended Credit Agreement provided that the Company has the required minimum liquidity or fixed charge ratio, but may be limited if the Company does not meet the necessary requirements. Additionally, under the Company’s Term Loan Credit Agreement, payment of dividends is permitted subject to compliance with an annual limit.

NOTE 11. EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – NORTH AMERICA

The components of net periodic pension expense (benefit) for the Company’s North America pension plans are as follows:

	Third Quarter		Year-to-Date
(In millions)	2019	2018	2019	2018
Service cost	$2	$1	$6	$3
Interest cost	9	8	27	26
Expected return on plan assets	(11)	(11)	(32)	(32)
Net periodic pension expense (benefit)	$—	$(2)	$1	$(3)

During year-to-date 2019, $2 million of cash contributions were made to the North American pension plans. The Company expects the additional cash contributions to the North America pension plans during the remainder of 2019 to not be significant.

PENSION PLAN – UNITED KINGDOM

The components of net periodic pension benefit for the Company’s UK pension plan are as follows:

	Third Quarter		Year-to-Date
(In millions)	2019	2018	2019	2018
Service cost	$—	$—	$—	$—
Interest cost	1	2	4	5
Expected return on plan assets	(1)	(2)	(5)	(6)
Net periodic pension benefit	$—	$—	$(1)	$(1)

The UK pension plan is in a net asset position. During year-to-date 2019, cash contributions of $2 million were made to the UK pension plan.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

RECURRING FAIR VALUE MEASUREMENTS

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments. As of September 28, 2019 and December 29, 2018, the Company did not have any money market funds that had floating net asset values that required measurement.

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. Amounts associated with these derivative financial instruments were not significant for the reported periods. At September 28, 2019, Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet included less than $1 million related to derivative foreign currency and fuel contracts. At December 29, 2018, Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet included less than $1 million related to derivative foreign currency and fuel contracts.

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the third quarter and year-to-date 2019, the Company recognized asset impairment charges of $5 million and $50 million, respectively. Of these asset impairment charges, $2 million and $41 million, respectively, were related to impairment of operating lease ROU assets associated with the Company’s retail store locations, with the remainder primarily relating to impairment of fixed assets.

The Company regularly reviews retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses input from retail operations and accounting and finance personnel. These inputs include management’s best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, by their nature, include judgments about how current initiatives will impact future performance. In the third quarter and year-to-date 2019, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for additional retail store closures. These assumptions reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives.

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as real estate broker’s opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the third quarter and year-to-date 2019 impairment calculation were discounted at a weighted average discount rate of 7%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the third quarter and year-to-date 2019, the impairment recognized reflects the Company’s best estimate of future performance.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table presents information about financial instruments at the balance sheet dates indicated.

	September 28,		December 29,
	2019		2018
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Timber notes receivable	$825	$826	$842	$835
Company-owned life insurance	91	91	91	91
Financial liabilities:
Recourse debt:
Term Loan, due 2022	411	430	463	490
Revenue bonds, due in varying amounts periodically through 2029	186	186	186	184
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	14	14	14
Non-recourse debt — Timber notes	737	737	754	750

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

 In January 2017 and May 2017, the Consumer Protection Divisions of each of the Office of Attorney General, State of Washington ("Washington AG'') and the Office of Attorney General, State of Texas (''Texas AG''), respectively, each issued a Civil Investigative Demand (“CID”) to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck, a software program manufactured by a third-party vendor and provided to the Company for its customers prior to December 31, 2016. In September 2019, the Washington AG, to resolve its investigation into the PC Healthcheck product, has agreed in principle to accept payment of $900,000 and the Company has agreed to implement a compliance certification, record creation and maintenance program, subject to the completion of mutually satisfactory definitive documentation. The settlement conditions of the Washington AG are similar to the program required under the Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment entered on March 29, 2019 by the U.S. District Court for the Southern District of Florida as a result of a CID issued by the Federal Trade Commission in 2016. The Company continues to cooperate with the Texas AG with respect to its investigation. At this time, it is difficult to predict the timing, the likely outcome, and/or potential range of loss, if any, of the Texas state matters.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of September 28, 2019, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, our estimated range of reasonably possible losses was approximately $10 million to $20 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

NOTE 14. DISCONTINUED OPERATIONS

In the third quarter of 2016, the Company’s Board of Directors approved a plan to sell substantially all operations of the former International Division through four disposal groups (Europe, South Korea, Oceania and mainland China) (the “International Operations”). Collectively, these dispositions represent a strategic shift that had a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. As of the end of fiscal 2018, the sale of the International Operations was complete, and there are no further discontinued operations in 2019.

For year-to-date 2018, the major components of Discontinued operations, net of tax presented were as follows:

	Third Quarter	Year-to-Date
(In millions)	2018	2018
Sales	$—	$115
Cost of goods sold and occupancy costs	—	88
Operating expenses	—	21
Restructuring charges	—	1
Other expense, net	—	(1)
Net increase of loss on discontinued operations held for sale	—	(1)
Net loss on sale of discontinued operations	—	(4)
Income tax benefit	—	(6)
Discontinued operations, net of tax	$—	$5

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

OVERVIEW

THE COMPANY

We are a leading provider of business services and supplies, products and technology solutions to small, medium and enterprise businesses, through a fully integrated business-to-business (“B2B”) distribution platform of 1,317 retail stores, online presence, and dedicated sales professionals and technicians. Through our banner brands Office Depot®, OfficeMax®, CompuCom® and Grand&Toy®, as well as others, we offer our customers the tools and resources they need to focus on starting, growing and running their business.

As of September 28, 2019, our operations are organized into three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and CompuCom Division.

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

The CompuCom Division was formed during the fourth quarter of 2017 as a result of our acquisition of CompuCom Systems, Inc. (“CompuCom”). The CompuCom Division provides information technology (“IT”) outsourcing services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including end user computing support, managed IT services, data center monitoring and management, service desk, network infrastructure, IT workforce solutions, mobile device management, IT solutions integration, and cloud services.

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

We continue to expand our reach and distribution network through acquisitions of profitable regional office supply distribution businesses serving small and mid-market customers in geographic areas that were previously underserved by our network in order to strengthen our core operations. During year-to-date 2019, we acquired four small independent regional office supply distribution businesses which has allowed for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies. The aggregate total purchase consideration, including contingent consideration, for the four acquisitions completed in year-to-date 2019 was approximately $25 million, subject to certain customary post-closing adjustments. The aggregate purchase price was primarily funded with cash on hand.

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

OVERVIEW OF CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

The following summarizes the more significant factors impacting our operating results from continuing operations for the 13-week and 39-week periods ended September 28, 2019 (also referred to as the “third quarter of 2019” and “year-to-date 2019,” respectively) and September 29, 2018 (also referred to as the “third quarter of 2018” and “year-to-date 2018,” respectively).

Our consolidated sales were 4% and 2% lower in the third quarter and year-to-date 2019, respectively, compared to the same periods of the prior year. These period-over-period decreases were primarily driven by lower sales in our Retail Division, which decreased 6% in both the third quarter and year-to-date 2019 as a result of lower comparable store sales and store closures. Our CompuCom Division also experienced lower sales of 6% in both the third quarter and year-to-date 2019 when compared to the prior year periods, primarily due to a decline in sales of services as a result of reduced business volume. Sales in our Business Solutions Division also decreased 1% in the third quarter of 2019 when compared to the prior year period, primarily due to lower revenue generated by our eCommerce channel. However, on year-to-date basis, sales in our Business Solutions Division improved by 1% primarily driven by acquisitions.

Sales	Third Quarter			Year-to-Date
(In millions)	2019	2018	Change	2019	2018	Change
Business Solutions Division	$1,350	$1,364	(1)%	$4,022	$3,990	1%
Retail Division	1,177	1,254	(6)%	3,352	3,551	(6)%
Change in comparable store sales			(4)%			(4)%
CompuCom Division	252	268	(6)%	758	803	(6)%
Other	3	1	200%	7	1	600%
Total	$2,782	$2,887	(4)%	$8,139	$8,345	(2)%

•

Product sales in the third quarter and year-to-date 2019 decreased 3% and 2%, respectively, from the comparative prior year periods, primarily driven by lower comparable store sales and store closures in the Retail Division. The declines in both periods were partially offset by an increase in product sales in our CompuCom Division as a result of increased discipline in our selling process and improved relationships with our product manufacturer partners.

•

Sales of services in the third quarter and year-to-date 2019 decreased 7% and 4%, respectively, primarily driven by a decline in sales of services in our CompuCom Division. The declines in both periods were partially offset by the continued expansion of services we offer in our Retail Division, including a higher volume of product subscriptions and increased sales of our copy and print services. On a consolidated basis, services represented approximately 15% of our total sales in the third quarter and year-to-date 2019, consistent with the corresponding prior year periods.

Sales	Third Quarter			Year-to-Date
(In millions)	2019	2018	Change	2019	2018	Change
Products	$2,377	$2,453	(3)%	$6,921	$7,072	(2)%
Services	405	434	(7)%	1,218	1,273	(4)%
Total	$2,782	$2,887	(4)%	$8,139	$8,345	(2)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS

•

Total gross profit decreased by $19 million or 3%, and $56 million or 3%, in the third quarter and year-to-date 2019, respectively, when compared to the same periods in 2018. The decrease in gross profit was largely driven by the flow through impact of lower sales in our CompuCom and Retail Divisions, partially offset by the implementation of the Business Acceleration Program in May 2019 which generated savings from, among other things, the optimization of labor costs in our CompuCom Division. The overall declines in gross profit in both periods were also partially offset by the impact of acquisitions in our Business Solutions Division.

•

Total gross margins for the third quarter and year-to-date 2019 were consistent with the comparative prior year periods. While we incurred incremental costs related to trade tariffs on inventory we purchase from China, our recent actions, including changes to our contracting model, alternative sourcing strategies, and selective price increase pass-through efforts mitigated much of the impact of such trade tariffs to our results of operations.

•

Total selling, general and administrative expenses decreased by $35 million or 6%, and $53 million or 3% in the third quarter and year-to-date 2019, respectively, when compared to the same periods in 2018. This was the result of store closures in our Retail Division and certain strategic initiatives, including the Business Acceleration Program, aimed at reducing our spend on payroll and payroll-related costs and other discretionary expenses such as professional fees, contingent labor, travel and marketing. The decreases in total selling, general, and administrative expenses in the third quarter and year-to-date 2019 were partially offset by increases in expenses associated with the expansion of our distribution network through acquisitions.

•

We recorded $22 million and $105 million of merger and restructuring expenses, net in the third quarter and year-to-date 2019, respectively, compared to $14 million and $45 million in the third quarter and year-to-date 2018, respectively. Merger and restructuring expenses in the third quarter and year-to-date 2019 include $6 million and $19 million, respectively, of severance, retention, transaction and integration costs associated with business acquisitions and $16 million and $86 million, respectively, of expenses associated with restructuring activities. Refer to Note 3. “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements for additional information.

•

We recorded $5 million and $50 million of asset impairment charges in the third quarter and year-to-date 2019, respectively, which primarily related to impairment of operating lease ROU assets associated with the Company’s retail store locations. Refer to Note 12. “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements for additional information.

•

Our effective tax rates of 35% and 39% for the third quarter and year-to-date 2019, respectively, differ from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act primarily due to the impact of state taxes and certain nondeductible items, adjustments to tax credit benefits, and the mix of income and losses across U.S. and non-U.S. jurisdictions. Our effective tax rates of 29% and 33% for the third quarter and year-to-date 2018, respectively, were primarily influenced by the impact of excess tax deficiencies associated with stock-based compensation awards, the impact of state taxes and certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. Refer to Note 6. “Income Taxes” in Notes to Condensed Consolidated Financial Statements for additional information.

•

Diluted earnings per share from continuing operations was $0.11 in the third quarter of 2019, which is consistent with the diluted earnings per share of $0.11 in the third quarter of 2018. Diluted earnings per share from continuing operations was $0.08 in year-to-date 2019 compared to diluted earnings per share of $0.20 in year-to-date 2018.

•

In each of the third quarters of 2019 and 2018, we paid a quarterly cash dividend on our common stock in the amount of $0.025 per share, resulting in total cash payments of $14 million in each respective quarter. In each of the year-to-date 2019 and 2018, we paid total cash dividends of $41 million and $42 million, respectively. In addition, under our stock repurchase program, we bought back approximately 4 million shares of our common stock in year-to-date 2019, returning another $10 million to our shareholders.

•

At September 28, 2019, we had $588 million in cash and cash equivalents and $962 million of available credit under the Amended Credit Agreement. Cash provided by operating activities of continuing operations was $214 million for year-to-date 2019 compared to $555 million in the comparable prior year period. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

BUSINESS SOLUTIONS DIVISION

	Third Quarter		Year-to-Date
(In millions)	2019	2018	2019	2018
Products	$1,264	$1,278	$3,781	$3,762
Services	86	86	241	228
Total Sales	$1,350	$1,364	$4,022	$3,990
% change	(1)%	6%	1%	4%
Division operating income	$71	$67	$203	$189
% of sales	5%	5%	5%	5%

Product sales in our Business Solutions Division decreased 1% and increased 1% in the third quarter and year-to-date 2019, respectively, compared to the same periods in the prior year. Both periods reflect the positive impact of acquisitions and growth in certain adjacency categories such as cleaning and breakroom supplies. While both the third quarter and year-to-date 2019 periods are also impacted by lower revenue generated in our eCommerce channel and lower sales in certain product categories such as toner, ink and office supplies, these movements in the third quarter of 2019 more than offset the increases in revenue discussed above.

Sales of services in our Business Solutions Division were flat to prior period in the third quarter of 2019, and increased by 6% on a year-to-date basis. The increase in year-to-date 2019 compared to the same period in the prior year is primarily due to acquisitions and increased sales of our managed print, fulfillment, and copy and print services. Sales of services in year-to-date 2019 also reflect the expansion of our product subscriptions for paper, toner and ink, which increased 5% when compared to the prior year period.

Our Business Solutions Division operating income was $71 million in the third quarter of 2019 compared to $67 million in the third quarter of 2018, an increase of 6% and an improvement of 35 basis points in operating income margin period-over-period. The increase in operating income in the third quarter of 2019 was related to a number of factors, including slightly improved gross profit margins reflecting our efforts to mitigate certain product cost increases and improve our distribution costs, and a reduction in selling, general and administrative expenses achieved through our Business Acceleration Program initiatives. Our Business Solutions Division reported operating income of $203 million in year-to-date 2019 as compared to $189 million in year-to-date 2018, which, as a percentage of sales, reflected a slight improvement period-over-period.

RETAIL DIVISION

	Third Quarter		Year-to-Date
(In millions)	2019	2018	2019	2018
Products	$1,036	$1,122	$2,916	$3,153
Services	141	132	436	398
Total Sales	$1,177	$1,254	$3,352	$3,551
% change	(6)%	(6)%	(6)%	(7)%
Division operating income	$84	$70	$160	$165
% of sales	7%	6%	5%	5%
Comparable store sales decline	(4)%	(5)%	(4)%	(4)%

Product sales in our Retail Division decreased 8% in the third quarter and year-to-date 2019 compared to the same respective periods in 2018. The decrease was primarily the result of closing underperforming retail stores coupled with fewer transactions in the existing locations, that was partially offset by the gradual increase in the volume of transactions whereby customers buy online for pick up in our stores (“BOPIS”). These transactions, which are included in our Retail Division results because they are fulfilled with retail store inventory and serviced by our retail store associates, have increased 6% and 14% in the third quarter and year-to-date 2019, respectively, from the same respective prior year periods.

Sales of services in our Retail Division increased 7% and 10% in the third quarter and year-to-date 2019, respectively compared to the same periods in 2018. This positive movement is the reflection of the expansion of our copy and print services and continued increase in subscription volume.

Comparable store sales in the third quarter and year-to-date 2019 decreased 4% reflecting lower store traffic, partially offset by higher conversion rate, higher sales per customer, year-over-year growth in BOPIS transactions, and an increase in loyalty program membership. We continue to experience growth in revenues from copy and print services, offset by lower sales in traditional categories such office supplies, furniture, computers and technology related products. Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes or natural disasters, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods, but may differ from measures used by other companies.

The Retail Division operating income increased 20% in the third quarter and declined 3% year-to-date 2019, respectively. As a percentage of sales this reflects a period-over-period increase of approximately 155 basis points in the third quarter and remains unchanged year-to-date. The comparative quarterly increase in operating income was mostly attributable to a higher gross margin rate and lower selling, general and administrative expenses resulting from continuous efforts to optimize costs. The year-to-date decrease in operating income is primarily due to the flow-through impact of lower sales. These impacts were nearly offset by improvements in distribution and inventory management costs, lower operating lease costs recognized as a result of the new lease accounting standard, and lower selling, general, and administrative expenses. Additionally, the Retail Division’s operating income results include the impact of investments in additional service delivery capabilities, sales training, and other customer-oriented initiatives.

As of September 28, 2019, the Retail Division operated 1,317 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands compared to 1,372 stores at the end of the third quarter of 2018. Charges associated with store closures are reported as appropriate in Merger and restructuring expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail stores and distribution center assets, and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of the Retail Division operating income. Refer to “Corporate” discussion below for additional information of expenses incurred to date.

COMPUCOM DIVISION

	Third Quarter		Year-to-Date
(In millions)	2019	2018	2019	2018
Products	$71	$51	$209	$154
Services	181	217	549	649
Total Sales	$252	$268	$758	$803
% change	(6)%	N/A	(6)%	N/A
Division operating income (loss)	$3	$1	$(11)	$12
% of sales	1%	0%	(1)%	1%

Product sales in our CompuCom Division increased 39% and 36% in the third quarter and year-to-date 2019, respectively, compared to the same respective periods in 2018. Strong product sales growth was driven by increased discipline in our selling process and improved relationships with our product manufacturer partners.

Sales of services in our CompuCom Division decreased 17% and 15% in the third quarter and year-to-date 2019, respectively, compared to the same respective periods in 2018. This was primarily due to lower project-related revenue from existing customer accounts and lower business volume. Although sales of services have been declining over the past year, we are continuing our efforts to stabilize and grow revenue under our new leadership at this Division. In connection with these efforts, we are strategically refocusing on our strengths, placing greater emphasis on our core offerings beyond the traditional outsourcing services and expanding our value proposition into infrastructure modernization and digital workforce transformation.

The CompuCom Division reported operating income of $3 million and operating loss of $11 million in the third quarter and year-to-date 2019, respectively, compared to operating income of $1 million and $12 million in the third quarter and year-to-date 2018. Operating income has been increasing sequentially since the first quarter of 2019, which is mostly attributable to improved cost efficiencies as a result of our Business Acceleration Program initiatives. The year-to-date decrease in operating profitability was driven by lower sales volume, including lower project-related revenue from existing customer accounts without a commensurate reduction in associated labor-related expenses and ongoing expenditures to develop and market additional service offerings. We continue to take several actions to improve future operating performance at our CompuCom Division. These include increasing the use of automation and technology to further improve service efficiency, simplifying organizational structures to improve service velocity, and aligning sales efforts to better serve our customers and accelerate cross-selling opportunities.

OTHER

Certain operations previously included in the International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are presented as Other. These operations primarily relate to the sale of products to former joint venture partners, and are not material in any period. Also included in Other is the elimination of intersegment revenues of $3 million and $9 million for the third quarter and year-to-date 2019, respectively, and $4 million and $10 million for the third quarter and year-to-date 2018, respectively.

CORPORATE

The line items in our Condensed Consolidated Statements of Operations included as corporate activities are Asset impairments and Merger and restructuring expenses, net. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures. In addition to these charges and credits, certain selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Expenses” below.

Asset Impairments:

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses input from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value. In the third quarter and year-to-date 2019, we recognized asset impairment charges of $5 million and $50 million, respectively, associated with continuing operations. Of these asset impairment charges, $2 million and $41 million, respectively, were related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder primarily relating to impairment of fixed assets.

During the third quarter of 2019, we performed our annual goodwill impairment test using a quantitative assessment that combined the income approach and the market approach valuation methodologies, and concluded that the fair value of each reporting unit exceeded their respective carrying amount as of the assessment date, which was the first day of the quarter. We also did not identify any impairment related to our indefinite-lived intangible assets that were tested quantitatively as of the assessment date. We continue to monitor the performance of our Contract reporting unit, a component of our Business Solutions Division segment, and our CompuCom reporting unit, which both passed the quantitative assessment with margins in excess of those determined in our 2018 annual assessment. The CompuCom Division reported an operating loss for year-to-date 2019 that was mainly driven by temporary shortfalls in revenue and profitability in the first quarter of 2019, and has improved its operational performance during the second and third quarters. We continue to undertake several actions to improve the future operating performance of CompuCom, including the use of automation and technology to further improve service efficiency, simplifying organizational structures to improve service velocity, and aligning sales efforts to better serve its customers and accelerate cross-selling opportunities. The anticipated impacts of these actions are reflected in key assumptions used in our quantitative assessment, and if not realized, could result in future impairment of goodwill and indefinite-lived intangible assets for the CompuCom reporting unit.

In addition, we experienced a decline in the market valuation of our common shares, which was considered in our determination of the key valuation assumptions used in our annual goodwill and indefinite-lived intangibles impairment assessment as of the first day of the quarter. The decline in our market capitalization has not resulted in a subsequent trigger for impairment during the quarter. If the decline becomes sustained or future declines in macroeconomic factors or business conditions occur, we could incur impairment charges in future periods.

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

In May 2019, our Board of Directors approved a company-wide, multi-year, cost reduction and business improvement program to systematically drive down costs, improve operational efficiencies, and enable future growth investments. Under this program (the “Business Acceleration Program”), we have made and will continue to make organizational realignments stemming from process improvements, increased leverage of technology and accelerated use of automation. This has resulted and will continue to result in the elimination of certain positions and a flatter organization. In connection with the Business Acceleration Program, we also anticipate closing approximately 90 underperforming retail stores in 2020 and 2021, and 9 other facilities, consisting of distribution centers and sales offices, of which 7 were closed as of the end of the third quarter of 2019. As a result of all of these changes, we expect to realize savings of at least $40 million in 2019, and run-rate savings of at least $100 million when fully implemented. Total estimated costs to implement the Business Acceleration Program are expected to be approximately $122 million, comprised of:

(a) severance and related employee costs of approximately $40 million

(b) recruitment and relocation costs of approximately $2 million

(c) retail store and facility closure costs of approximately $26 million

(d) third-party costs to facilitate the execution of the Business Acceleration Program of approximately $46 million

(e) other costs of approximately $8 million

Of the aggregate costs to implement the Business Acceleration Program, approximately $110 million are expected to be cash expenditures through 2021 funded primarily with cash on hand and cash from operations. In fiscal 2019, we expect to incur approximately $85 million, of which approximately $70 million will be cash, for severance and related employee costs, recruitment and relocation, and third-party costs including legal and consulting fees under the Business Acceleration Program. Of the $70 million cash expenditures expected in 2019, approximately $59 million has been paid through the end of the third quarter of 2019.

In the third quarter of 2019, we incurred $16 million in restructuring expenses associated with the Business Acceleration Program which consisted of $1 million of retail store and facility closure costs, $12 million in professional fees, and $3 million of other costs. In year-to-date 2019, we incurred $40 million of severance costs, $4 million of retail store and facility closure costs, $31 million in third-party professional fees, and $4 million of other costs incurred in connection with the Business Acceleration Program. In addition, in connection with our strategy to expand our distribution network, in the third quarter and year-to-date 2019 we incurred $6 million and $19 million, respectively, of severance, retention, transaction and integration costs.

Restructuring expenses in the third quarter and year-to-date 2019 also include facility closure and other costs associated with our Comprehensive Business Review, a program we announced in 2016. In the third quarter and year-to-date 2019, we closed 3 and 44 retail stores, respectively, and expect to close approximately 10 additional retail stores through the end of the Comprehensive Business Review program in 2019.

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

Unallocated expenses were $23 million and $80 million in the third quarter and year-to-date 2019, respectively, and $19 million and $90 million for the third quarter and year-to-date 2018, respectively. The increase in the third quarter of 2019 compared to the prior year period was due to a tax credit we received in the third quarter of 2018. The decrease in year-to-date 2019 compared to year-to-date 2018 is primarily the result of our Business Acceleration Program initiatives.

Other Income and Expense:

	Third Quarter		Year-to-Date
(In millions)	2019	2018	2019	2018
Interest income	$5	$7	$16	$18
Interest expense	(22)	(31)	(68)	(91)
Other income, net	2	4	7	11

In November 2017, we entered into a $750 million Term Loan Credit Agreement, due 2022. The Term Loan Credit Agreement was amended in November 2018 to reduce the interest rate from LIBOR plus 7.00% to LIBOR plus 5.25%. We recorded $10 million and $31 million of interest expense in the third quarter and year-to-date 2019, respectively, and $18 million and $54 million in the third quarter and year-to-date 2018, respectively, related to the Term Loan Credit Agreement.

Income Taxes:

Our effective rates for the third quarter and year to date 2019 differ from the statutory rate of 21% enacted as part of the Tax Cuts and Jobs Act primarily due to the impact of state taxes and certain nondeductible items, adjustments to certain tax benefits and the mix of income and losses across U.S. and non-U.S. jurisdictions. The Company’s effective tax rates in prior periods have varied considerably as a result of several primary factors including the mix of income and losses across U.S. and non-U.S. jurisdictions, the impact of excess tax deficiencies associated with stock-based compensation awards and the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2019 and 2018, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to the dispositions of the international businesses and improved operating results. As a result, the Company’s effective tax rates are 35% for the third quarter and 39% for the year to date 2019, and 29% for the third quarter and 33% for the year to date 2018. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

The Tax Cuts and Jobs Act repealed the corporate Alternative Minimum Tax (“AMT”) and allows unutilized AMT credits to be refunded. For tax years 2018 through 2020, taxpayers may receive 50% of their uncredited balances as a cash refund with any remaining amounts refunded in full in 2021. The Company determined it is more-likely-than-not that $45 million of its AMT credits will be refunded and is expected to be received in the fourth quarter of 2019. Accordingly, the Company reclassified $45 million from non-current deferred tax assets to income tax receivables in the first quarter of 2019. The Company has not made a determination of the amount, if any, that may become a receivable in 2020 related to 2019 operations versus be utilized to offset any Federal tax liability.

During the third quarter of 2019, the Company entered into an agreement replacing existing debt collateralized by the Timber notes receivable with a term loan. The Company has previously recorded a deferred tax liability related to the taxes deferred from the original transaction. The deferred liability will be realized no later than the first quarter of 2020. It is anticipated that certain capital loss carryforwards, available tax credits and net operating losses will offset the resulting gain and no material cash income taxes will be due in upon the realization.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 2019 and December 29, 2018, we had $588 million and $658 million in cash and cash equivalents, respectively, and $962 million and $947 million, respectively, of available credit under the Amended Credit Agreement (as defined in Note 9. “Debt,” in Notes to Condensed Consolidated Financial Statements), for a total liquidity of approximately $1.5 billion and $1.6 billion, respectively. We currently believe that our cash and cash equivalents on hand, availability of funds under the Amended Credit Agreement, and full year cash flows generated from operations will be sufficient to fund our working capital, capital expenditures, debt repayments, common stock repurchases, cash dividends on common stock, merger integration and restructuring expenses, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

No amounts were drawn under the Amended Credit Agreement during the third quarter and year-to-date 2019. There were letters of credit outstanding under the Amended Credit Agreement at the end of the third quarter of 2019 totaling $65 million, and we were in compliance with all applicable financial covenants at September 28, 2019.

As disclosed in Note 9. “Debt,” in Notes to Condensed Consolidated Financial Statements, during the third quarter of 2019, through a bankruptcy remote indirect subsidiary, we entered into a term loan agreement which provides for us to receive a $735 million loan on October 31, 2019 (the “Bridge Loan”) that will be used to refinance our Non-recourse debt. Both the Non-recourse debt and Timber notes receivable will mature on January 29, 2020, and we expect to receive $82.5 million when they are net settled at maturity. Also, as noted in the “Income Taxes” section above, we expect to receive a refund of unutilized AMT credits of $45 million in the fourth quarter of 2019.

In addition to the acquisitions disclosed herein, we have evaluated, and will continue to evaluate, possible acquisitions and dispositions of businesses and assets. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness (Refer to Note 2. “Acquisitions,” in Notes to Condensed Consolidated Financial Statements for additional information). To drive further operational and cost efficiencies throughout the entire organization, we initiated the Business Acceleration Program in May 2019, which will result in additional costs over the next few years including legal and consulting fees, recruitment and relocation, severance and other related costs.

In 2019, we expect capital expenditures to be up to approximately $165 million, including investments to support our critical priorities and redesign the layout of certain retail stores to enhance our in-store customer experience. These expenditures will be funded through available cash on hand and operating cash flows.

In November 2018, our Board of Directors approved a stock repurchase program of up to $100 million of our common stock effective January 1, 2019, which extends until the end of 2020 and may be suspended or discontinued at any time. However, our ability to repurchase our common stock in 2019 is subject to certain restrictions under the Term Loan Credit Agreement. During year-to-date 2019, we purchased approximately 4 million shares of our common stock at a cost of $10 million, excluding commissions and, as of September 28, 2019, $90 million remains available for stock repurchase under the current stock repurchase authorization. During the third quarter of 2019, we did not repurchase any of our common stock.

In November 2019, our Board of Directors approved an increase in the authorization of the existing stock repurchase program of up to $200 million and extended the program through the end of 2021. The new authorization includes the remaining authorized amount under the existing stock repurchase program. Accordingly, the Company will have approximately $190 million available for share repurchases. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances.

CASH FLOWS

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

	Year-to-Date
(In millions)	2019	2018
Operating activities of continuing operations	$214	$555
Investing activities of continuing operations	(142)	(181)
Financing activities of continuing operations	(145)	(159)

•

Operating Activities of Continuing Operations: During year-to-date 2019, cash provided by operating activities of continuing operations was $214 million, compared to $555 million during the same period last year. This decrease in cash flows from operating activities was primarily driven by significant working capital improvements recognized in 2018 that were not expected to be replicated in 2019, lower net income from continuing operations of $69 million, cash outflows associated with our Business Acceleration Program and other nonrecurring settlements. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. Cash outflows associated with our Business Acceleration Program of approximately $59 million, a $25 million legal settlement payment which is included in the change in net working capital, and a payment in the amount of $11 million for acquisition contingent consideration were other significant contributors to the decrease in cash flow from operating activities. For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies,” in Notes to Condensed Consolidated Financial Statements.

•

Investing Activities of Continuing Operations: Cash used in investing activities of continuing operations was $142 million in year-to-date 2019, compared to $181 million in year-to-date 2018. The cash outflow in year-to-date 2019 was driven by $123 million in capital expenditures associated with our service platform, distribution network, retail experience, and eCommerce capabilities. In addition, we spent $21 million in business acquisitions, net of cash acquired. The cash outflow in year-to-date 2018 was driven by $121 million in capital expenditures and $64 million in business acquisitions, net of cash acquired.

•

Financing Activities of Continuing Operations: Cash used in financing activities of continuing operations was $145 million in year-to-date 2019, compared to $159 million in year-to-date 2018. The cash outflow in year-to-date 2019 primarily reflects $74 million in repayments on long and short-term borrowings, $41 million in cash dividends, $11 million in repurchases of common stock, including commissions, and a $12 million acquisition contingent consideration payment up to the amount of the acquisition-date liability. The cash outflow in year-to-date 2018 primarily consisted of $74 million in repayments on long and short-term borrowings, $42 million in cash dividends, $22 million in repurchases of common stock, and $18 million used to acquire a non-controlling equity interest related to the CompuCom Division which we later sold in December 2018.

Cash provided by operating and investing activities of discontinued operations is summarized as follows:

	Year-to-Date
(In millions)	2019	2018
Operating activities of discontinued operations	$—	$11
Investing activities of discontinued operations	—	66

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

OTHER INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 28, 2019, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2018 Form 10-K.

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

Based on management’s evaluation, as of September 28, 2019, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of integrating the companies we acquired during the last twelve months   into our overall internal control over financial reporting processes. In addition, during the first quarter of 2019, we implemented certain internal controls over financial reporting in connection with our adoption of the new lease accounting standard.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2019, we did not repurchase any of our common stock in connection with the stock repurchase program that was approved by the Board of Directors in November 2018.

Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number	Average	Part of a Publicly	Purchased Under
	of Shares	Price Paid	Announced Plan or	the Repurchase
	Purchased	per Share	Program	Programs (b)
Period	(In thousands)	(a)	(In thousands)	(In millions)
June 30, 2019 — July 27, 2019	—	$—	—	$90
July 28, 2019 — August 24, 2019	—	$—	—	$90
August 25, 2019 — September 28, 2019	—	$—	—	$90
Total	—	$—	—

(a)	The average price paid per share for our common stock repurchases includes a per share commission paid.

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

In August 2019, the Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share on our common stock, which was paid in cash on September 13, 2019, for a total cash payment of $14 million to the Company’s shareholders of record at the close of business on August 23, 2019. Dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Payment of dividends is permitted under our Amended Credit Agreement provided that we have the required minimum liquidity or fixed charge ratio, but may be limited if we do not meet the necessary requirements. Additionally, under our Term Loan Credit Agreement, payment of dividends is permitted subject to compliance with an annual limit.

EXHIBITS

10.1	Term Loan Agreement by and between OMX Timber Finance Investments I, LLC, as the Borrower, and Wells Fargo Bank, National Association, as Lender, dated as of September 27, 2019

10.2	Security Agreement by OMX Timber Finance Investments I, LLC, as Grantor, and Wells Fargo Bank, National Association, as Lender, dated as of September 27, 2019

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

FORM 10-Q CROSS REFERENCE INDEX

Item Number	Page
Part I - Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income (Unaudited)	4
Condensed Consolidated Balance Sheets (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited)	6
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	39
Part II - Other Information
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	Not Applicable
Item 4. Mine Safety Disclosures	Not Applicable
Item 5. Other Information	Not Applicable
Item 6. Exhibits	41
Signatures	43
EX 10.1
EX 10.2
EX 31.1
EX 31.2
EX 32
EX 101
EX 104

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: November 6, 2019	By:	/s/ Gerry P. Smith
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Joseph T. Lower
Joseph T. Lower
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2019	By:	/s/ Richard A. Haas
Richard A. Haas
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)