Form 10-K
period 2019-12-28
OFFICE DEPOT INC
filed 2020-02-26
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2019

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2019 (based on the closing market price of the common stock on the Composite Tape on June 28, 2019) was approximately $1,109,692,554 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the registrant).

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At February 19, 2020, there were 528,121,055 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

Documents Incorporated by Reference:

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Office Depot, Inc. definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after close of the registrant’s fiscal year.

The order and presentation of this Annual Report on Form 10-K (“Form 10-K”) differ from that of the traditional U.S. Securities and Exchange Commission (“SEC”) Form 10-K format. We believe that our format better presents the relevant sections of this document and enhances readability. See “Form 10-K Cross-Reference Index” within “Financial Statements and Supplemental Details” for a cross-reference index to the traditional SEC Form 10-K format.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (“Annual Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), that involve risks and uncertainties. These forward-looking statements include both historical information and other information that can be used to infer future performance. Examples of historical information include annual financial statements and the commentary on past performance contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). While certain information has specifically been identified as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is historical, all the information contained in this Annual Report should be considered to be “forward-looking statements” as referred to in the Reform Act. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. Certain information in our MD&A is clearly forward-looking in nature, and without limiting the generality of the preceding cautionary statements, we specifically advise you to consider all of our MD&A in the light of the cautionary statements set forth herein.

Much of the information in this Annual Report that looks towards future performance of Office Depot, Inc. and its subsidiaries is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in this Annual Report. Significant factors that could impact our future results are provided in “Risk Factors” within Other Key Information included in this Annual Report. Other risk factors are incorporated into the text of our MD&A, which should itself be considered a statement of future risks and uncertainties, as well as management’s view of our businesses. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In this Annual Report, unless the context otherwise requires, the “Company,” “Office Depot,” “we,” “us,” and “our” refer to Office Depot, Inc. and its subsidiaries.

THE COMPANY

We were incorporated in the state of Delaware in 1986 and opened our first retail store in Fort Lauderdale, Florida on October 9, 1986. Since then, we have become a leading provider of business services and supplies, products and technology solutions to small, medium and enterprise businesses, through our fully integrated business-to-business (“B2B”) distribution platform of 1,307 retail stores, online presence, and dedicated sales professionals and technicians, all supported by our world-class supply chain facilities and delivery operations. Through our banner brands Office Depot®, OfficeMax®, CompuCom® and Grand & Toy®, as well as others, we offer our customers the tools and resources they need to focus on starting, growing and running their businesses.

Our long-term strategy to deliver customer-focused value through our integrated B2B distribution platform is founded on three strategic pillars:

TRANSFORM	STRENGTHEN	DISRUPT
our business	our core	for our future

Grow CompuCom Business services growth Retail optimization	Grow B2B businesses Low cost business model Leverage distribution assets	Expand product and service offerings Supply Chain as a service Analytics Excellence / AI

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP.

FISCAL YEAR

Our fiscal year results are based on a 52- or 53-week calendar ending on the last Saturday in December. Fiscal year 2019 had 52 weeks and ended on December 28, 2019. Fiscal year 2018 had 52 weeks and ended on December 29, 2018. Fiscal year 2017 had 52 weeks and ended on December 30, 2017. Certain subsidiaries, including CompuCom, operate on a calendar year basis; however, the reporting difference did not have a material impact on 2019 and the other periods presented.

AVAILABLE INFORMATION

We make available, free of charge, on the “Investor Relations” section of our website, www.officedepot.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file or furnish such materials to the United States Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is http://www.sec.gov.

Additionally, our corporate governance materials, including our bylaws, corporate governance guidelines, charters of the Audit, Compensation, and Corporate Governance and Nominating Committees, and our code of ethical behavior may be found under the “Investor Relations” section of our website, www.officedepot.com.

HOW WE ORGANIZE OUR BUSINESS

At December 28, 2019, our operations are organized into three reportable segments (or “Divisions”): Business Solutions Division, which we also refer to as BSD, Retail Division and CompuCom Division. The CompuCom Division was formed after the acquisition of CompuCom Systems, Inc. (“CompuCom”) on November 8, 2017. Additional information regarding our Divisions and operations in geographic areas is presented in MD&A and in Note 5. “Segment Information” in the Notes to Consolidated Financial Statements located in Financial Statements and Supplemental Details of this Annual Report.

BUSINESS SOLUTIONS DIVISION

The Business Solutions Division, or BSD, is the largest component of our integrated B2B platform and provides our customers with nationally branded as well as our private branded office supply products and services. Additionally, BSD provides adjacency products and services including cleaning and breakroom supplies, technology services, copy and print services, and office furniture products and services in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada through a dedicated sales force, catalogs, telesales, and electronically through our Internet websites. Adjacency products primarily include cleaning and breakroom supplies, technology and furniture and our service offerings are comprised of copy and print services, product subscriptions, and managed print and fulfillment services. BSD includes the distribution businesses we have acquired as part of our strategic transformation described within Our Strategy.

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

Our direct sales channel primarily serves small to medium-sized customers. Direct customers can order products through our eCommerce platform, from our catalogs, or by phone. Website functionality provides customers the convenience of using the loyalty program and offers suggestions by product ratings, pricing, and brand, among other features. Customer orders are fulfilled through our supply chain. See “Supply Chain” within Our Strategy for additional information on our supply chain network.

We have implemented several initiatives to strengthen the core of our Business Solutions Division, including the following:

•	improving our sales efficiency and value proposition;
•

expanding through strategic acquisitions that increase selling resources in the field, stretch our geographical reach, grow our small and medium-sized business customer base, and increase our sales in the aforementioned adjacency categories;

•	focus on demand-generation via a shift to digital marketing and investment in our eCommerce platform;
•	improve customer acquisition and retention trends by realigning our sales organization;
•	drive sales in our adjacency categories by adding dedicated selling and operational resources;
•	partnering with key vendors to add new products to our assortment of offerings;
•	capturing cross-selling opportunities with CompuCom; and
•	increasing our focus on services, including growing current offerings in technology and print, and identifying new services that complement our existing product and fulfillment capabilities.

RETAIL DIVISION

The Retail Division markets a broad assortment of merchandise through our chain of retail stores throughout the United States, Puerto Rico and the U.S. Virgin Islands. The retail stores operate under both the Office Depot and OfficeMax brands, though systems, processes and offerings have converged. We currently offer products in three categories: supplies, technology, and furniture and other. See “Merchandising and Services” within Our Strategy for additional information on our product categories. In addition, our Retail Division offers a range of business-related services targeted to small businesses, technology support services as well as printing, copying, mailing and shipping services. The print needs for retail and business customers are also facilitated through our regional print production centers.

At the end of 2019, the Retail Division operated 1,307 retail stores which includes locations temporarily closed for remodeling. We have a broad representation across North America with the largest concentration of our retail stores in Texas, California, and Florida. Most of our retail stores are located in leased facilities that currently average over 20,000 square feet. To better serve our customers any way they choose to shop, we have a Buy Online-Pickup in Store (“BOPIS”) offering in all locations and offer same-day store delivery in selected markets. Sales under these programs are serviced by store employees and fulfilled with store inventory and therefore are reported in the Retail Division results.

In 2018, we introduced a variety of business services focused on “human touch” expertise to small and medium-sized businesses. The new offerings provide customers with enhanced tools and services as well as access to remote and in-person advisors and technical support, including tech services kiosks in more than 200 retail stores. Our services also include payroll support, bookkeeping, storage and shredding, shipping and printing, and workspace planning and assembly services. We offer these business services on our eCommerce platform, in store, and through a dedicated sales team. Since 2018, we have transformed nine of our retail locations to include integrated co-working spaces to help small business owners, entrepreneurs, freelancers, remote workers and startups achieve their goals in a flexible and modern environment.

Since we implemented our Comprehensive Business Review in 2016, we have closed a total of 208 retail stores and focused on reducing our operating and general and administrative expenses in order to optimize our asset base and drive operational efficiencies. In addition, we expect to close 90 stores in 2020 and 2021 as part of our Business Acceleration Program, which is a company-wide, multi- year, cost reduction and business improvement program.

COMPUCOM DIVISION

The CompuCom Division was formed after our acquisition of CompuCom Systems, Inc. on November 8, 2017. CompuCom is a technology service provider supporting the distributed technology needs of enterprise organizations in the United States and Canada. With a vision of connecting people, technology, and the edge with a seamless experience, CompuCom enables enterprise employees to be productive. CompuCom offers a broad range of solutions including technology lifecycle management, end user computing and collaboration, service desk, remote technology monitoring and management, and IT workforce solutions.

CompuCom’s unique capabilities allow us to enhance our service offerings and attract new customers. The minimal overlap between CompuCom’s customer base and the customer base of our Business Solutions and Retail Divisions allows us to capture cross-selling opportunities by offering a full suite of products and services. We are leveraging our more than 6,800 CompuCom technicians to serve our extensive small, medium-sized, and large enterprise business customers who require technical support.

OUR CAPITAL

INTELLECTUAL PROPERTY

We currently operate under the brand names Office Depot®, OfficeMax®, CompuCom®, Grand & Toy®, as well as others. We hold trademark registrations domestically and worldwide and have numerous other applications pending worldwide for the names “Office Depot,” “OfficeMax,” “TUL,” “Ativa,” “Foray,” “Realspace,” “WorkPro,” “Brenton Studio,” “Highmark” and others. As with all domestic trademarks, our trademark registrations in the United States are for a ten-year period and are renewable prior to their respective expirations, as long as the trademarks are used in the regular course of trade. We also hold issued patents and pending patent applications domestically for certain private brand products, such as shredders, office chairs and writing instruments.

EMPLOYEES

As of January 25, 2020, we had approximately 40,000 employees.

OUR STRATEGY

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

We continue to expand our reach and distribution network through acquisitions of profitable regional office supply distribution businesses, serving small and mid-market customers. Many of these customers are in geographic areas that were previously underserved by our network. This has allowed for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

The operating results of the acquired office supply distribution businesses are combined with our operating results subsequent to their purchase dates and are included in the Business Solutions Division. The operating results of CompuCom and the enterprise IT solutions integrator and managed services provider are included in the CompuCom Division. Refer to Note 2. “Acquisitions” in the Notes to Consolidated Financial Statements for additional information.

SUPPLY CHAIN

We operate a network of distribution centers (“DCs”) and crossdock facilities across the United States, Puerto Rico, and Canada, including two DCs which support the operations of CompuCom. Our DCs fulfill customer orders, while crossdocks are smaller flow-through facilities where merchandise is sorted for distribution and shipped to fulfill the inventory needs of our retail locations. Our supply chain operations are also supported by a dedicated fleet of over 1,000 transportation vehicles. With our network of DCs, crossdocks, and vehicles, we are capable of providing next-day delivery services for approximately 98.5% of the population in the United States.

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

We believe that inventory held in our DCs is at levels sufficient to meet current and anticipated customer needs. Certain purchases are sent directly from the manufacturer, industry wholesaler or other primary supplier to our customers or retail stores. Some supply chain facilities and some retail locations also house sales offices, showrooms, and administrative offices supporting our contract sales channel.

As of December 28, 2019, we operated a total of 67 DCs and crossdock facilities in the United States and Canada. Refer to “Properties” within Other Key Information for more details.

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

We classify our service offerings into two categories: (1) technology and (2) copy, print, and other. The technology category includes the technology service offerings provided through our CompuCom Division, such as technology lifecycle management, end user computing and collaboration, service desk, remote technology monitoring and management, and IT workforce solutions, as well as technology service offerings provided in our retail stores, such as equipment installation and repair. The copy, print, and other category includes offerings such as printing of business cards, banners, documents and promotional products, copying and photo services, managed print and fulfillment services, product and service subscriptions, and sales of third party software, gift cards, warranties, remote support as well as rental income on operating lease arrangements where the Company conveys to its customers the right to use devices and other equipment for a stated period.

Total Company sales by offering were as follows:

	2019	2018	2017
Major products and services categories
Products
Supplies	43.7%	42.7%	45.0%
Technology**	30.2%	31.5%	34.7%
Furniture and other	11.0%	10.4%	11.3%
Services
Technology**	6.8%	7.9%	1.5%
Copy, print, and other	8.3%	7.5%	7.5%
Total	100.0%	100.0%	100.0%

** 2017 includes technology product and services sales of CompuCom subsequent to the acquisition date of November 8, 2017.

We buy substantially all of our merchandise directly from manufacturers, industry wholesalers, and other primary suppliers, and source our private branded products from domestic and offshore sources. We enter into arrangements with vendors that can lower our unit product costs if certain volume thresholds or other criteria are met. For additional discussion regarding these arrangements, refer to “Critical Accounting Policies” in MD&A.

We operate separate merchandising functions in the United States and Canada. Each function is responsible for selecting, purchasing, managing the product life cycle of our inventory, and managing pricing for all channels. Organizationally, they are aligned under the same Corporate leadership. In recent years, we have increasingly used global offerings across the regions to further reduce our product cost while maintaining product quality.

We operate a global sourcing office in Shenzhen, China, which allows us to better manage our product sourcing, logistics and quality assurance. This office consolidates our purchasing power with Asian factories and, in turn, helps us to increase the scope of our own branded offerings.

SALES AND MARKETING

We regularly assess consumer shopping behaviors in order to refine our strategy and curate the desired product assortment, shopping environment and purchasing methods. Identifying the most desirable and effective way to reach our customers and allowing them to shop through whichever channel they prefer will continue to be a priority. These efforts have impacted the extent, format and vehicles we use to advertise to and reach customers, our web page design, promotions and product offerings.

Our marketing programs are designed to attract and retain customers, drive frequency of customer visits, increase customer spend in our stores and websites, and build brand awareness. We have shifted a meaningful amount of our marketing efforts in recent periods to digital programs that enhance personalized offerings and promote customer satisfaction, and include the use of social media platforms. We also continue to advertise through traditional marketing vehicles such as national and local TV, radio, billboards, major newspapers in most of our North American markets and direct mail and catalogues.

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

Our customer acquisition efforts regularly shift to vehicles and formats found to be most productive for reaching the targeted customer. We acquire customers through e-mail and social media campaigns, online affiliate connections, on-premises sales calls, outbound sales calls, and catalogs, among others. No single customer accounted for more than 10% of total consolidated sales or receivables in 2019, 2018 or 2017. Additionally, we believe that none of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect in our consolidated results of operations.

SEASONALITY

Our business experiences a certain level of seasonality, with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter for our Business Solutions and Retail Divisions. The CompuCom Division generally does not experience notable seasonality. Certain working capital components may build and recede during the year reflecting established selling cycles. Business cycles can and have impacted our operations and financial position when compared to other periods.

INDUSTRY AND COMPETITION

We operate in a highly competitive environment. Our Business Solutions and Retail Divisions compete with office supply stores, wholesale clubs, discount stores, mass merchandisers, online retailers, food and drug stores, computer and electronics superstores and direct marketing companies. These companies compete with us in substantially all of our current markets. Increased competition in the office products markets, together with increased advertising, and Internet-based search tools, has heightened price awareness among end-users. Such heightened price awareness has led to sales and margin pressure on our office products categories and has impacted our results. In addition to price, we also compete based on customer service, the quality and extent of product selection and convenience. Other office supply retail companies market similarly to us in terms of store format, pricing strategy, product selection and product availability in the markets where we operate. Some of our competitors are larger than us and have greater financial resources, which provide them with greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively. We anticipate that in the future we will continue to face high levels of competition from these companies.

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

The CompuCom Division operates in an environment that is highly competitive, rapidly evolving and subject to shifting client needs and expectations. We compete with companies that provide IT services and outsourcing, as well as companies that sell IT related products. We believe that the principal competitive factors in our business include technical expertise, geographic reach, and the ability to provide compelling solutions to meet the needs of end users and distributed technology. We believe our CompuCom Division successfully competes based on the quality of our customer service, the geographic reach of our services, and the breadth of our offerings.

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

We are subject to a variety of environmental laws and regulations related to historical OfficeMax operations of paper and forest products businesses and timberland assets. We record environmental and asbestos liabilities, and accrue losses associated with these obligations, when probable and reasonably estimable. We record a separate insurance recovery receivable when considered probable. Refer to “Legal Proceedings” within Other Key Information for more details.

WHO MANAGES OUR BUSINESS

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following information is provided regarding the executive officers of Office Depot.

Gerry P. Smith — Age: 56

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

N. David Bleisch — Age: 60

Mr. Bleisch was appointed to serve as our Executive Vice President, Chief Legal & Administrative Officer and Corporate Secretary in August 2018. Previously he served as Executive Vice President, Chief Legal Officer and Corporate Secretary from September 2017 to August 2018. Prior to joining us, Mr. Bleisch was Senior Vice President and Chief Legal Officer for The ADT Corporation (“ADT”) from September 2012 through May 2016, where he managed the legal, environmental, health and safety, government affairs and corporate governance matters. Prior to assuming this role, Mr. Bleisch served in several leadership roles at Tyco International before being appointed Vice President and General Counsel of Tyco Security Solutions. Before joining Tyco, Mr. Bleisch was Senior Vice President, General Counsel and Corporate Secretary of The LTV Corporation. Before LTV, Mr. Bleisch was a partner with Jackson Walker LLP. He currently serves on the Board of Directors for the Education Foundation of Palm Beach County.

Jerri L. DeVard — Age: 61

Ms. DeVard was appointed to serve as our Executive Vice President and Chief Customer Officer in January 2018. In this role, Ms. DeVard leads Customer Service, Marketing and Communications functions. Ms. DeVard joined us in September 2017 as Executive Vice President and Chief Marketing Officer. Prior to joining us, Ms. DeVard was Senior Vice President and Chief Marketing Officer for ADT from April 2014 to June 2016. Prior to ADT, Ms. DeVard held various marketing leadership positions for Nokia, Verizon and Citigroup. She currently serves on the Board of Directors for Under Armour, Inc. and Cars.com.

John W. Gannfors — Age: 54

Mr. Gannfors was appointed to serve as our Executive Vice President, Chief Merchandising and Supply Chain Officer in August 2018. Previously Mr. Gannfors served as Executive Vice President, Transformation, Strategic Sourcing and Supply Chain from July 2017 to August 2018, and as our Executive Vice President, Transformation and Strategic Sourcing when he joined the Company in April 2017. Prior to joining us, Mr. Gannfors served as Chief Procurement Officer at Lenovo Group Limited, where he spent nearly ten years. Prior to assuming this role, Mr. Gannfors served in various leadership roles at Dell. Mr. Gannfors began his career in Product Management at Lockheed Martin’s Calcomp division, as well as Definicon Systems.

Todd Hale — Age: 47

Mr. Hale was appointed to serve as our Executive Vice President and Chief Information Officer in August 2016. Previously, Mr. Hale served as our Senior Vice President, North American Chief Information Officer. Mr. Hale joined us in 2004 where he held several positions of increasing levels of responsibility such as Director, IT Supply Chain Systems; Senior Director, Merchandising, Marketing and Inventory Management Systems; and Vice President, North American Chief Information Officer and Vice President of Applications Development. Prior to joining us, Mr. Hale held various IT leadership positions with the Eckerd Corporation. He began his career in retail consulting for Proctor & Gamble and Walmart.

Kevin Moffitt — Age: 46

Mr. Moffitt was appointed to serve as our Executive Vice President, Chief Retail Officer in November 2018. Previously, Mr. Moffitt served as our Senior Vice President, Chief Retail Officer from January 2018 to November 2018; Senior Vice President, Chief Digital Officer in 2017; Senior Vice President, eCommerce & Direct Business Unit Leader from 2016 to 2017; and as our Vice President, eCommerce Product Management and Customer Experience from 2012 to 2016. Prior to joining us, he held several leadership roles at Dillards and Crossview.

Stephen M. Mohan — Age: 43

Mr. Mohan was appointed to serve as our Executive Vice President, Business Solutions Division in May 2019. Prior to joining us, Mr. Mohan served as Senior Vice President of Sales and Marketing, North American Transportation at XPO Logistics, Inc., a transportation and logistics company, from October 2017 to May 3, 2019. Prior to joining XPO Logistics, Mr. Mohan served as Executive Vice President and Chief Sales Officer at Clean Harbors, an environmental, energy and industrial services company, from October 2016 to February 2017 and Senior Vice President, Field Sales for Republic Services, Inc., a waste collection and energy services company, from September 2009 to September 2016. His career began in 1999 at Reed Business Information, where he led acquisition and management of a large account portfolio for a leading provider of data and business information solutions.

John “Mick” Slattery — Age: 51

Mr. Slattery was appointed to serve as our President, CompuCom Division in June 2019. Mr. Slattery has nearly 30 years of experience in the technology-enabled business services space, and most recently served as the Chief Executive Officer of Conduent Transportation LLC, a division of Conduent, Inc., a technology-led business process services company. Prior to joining Conduent in 2018, Mr. Slattery was a founding executive team member of Avanade, Inc., a global professional services company providing IT consulting and services and was formed as a joint venture between Accenture plc and Microsoft Corporation. During his 17-year career with Avanade, Mr. Slattery served in a series of roles with increasing levels of responsibility, and ultimately served as President, North America. Prior to joining Avanade, Mr. Slattery served as Associate Partner, Communications & High Tech at Accenture plc.

OTHER KEY INFORMATION

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

The office products market is highly competitive and we compete locally, domestically and internationally with office supply resellers, including Staples, Internet-based companies such as Amazon.com, mass merchandisers such as Wal-Mart and Target, wholesale clubs such as Costco, Sam’s Club and BJs, computer and electronics superstores such as Best Buy, food and drug stores, discount stores, and direct marketing companies. Some competitors may offer a broader assortment of products or have more extensive e-commerce channels, while others have substantially greater financial resources to devote to sourcing, marketing and selling their products. The ability of consumers to compare prices using smartphones and digital technology puts additional pressure on us to maintain competitive pricing. In addition, consumers are utilizing more technology and purchasing less paper, ink and toner, physical file storage and general office supplies. In order to achieve and maintain expected profitability levels, we must continue to grow by adding new customers and taking market share from competitors. If we are not able to compete effectively, it could negatively affect our business and results of operations.

The retail sector continues to focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. Our ability to be competitive on delivery times and delivery costs depends on many factors, and our failure to successfully manage these factors and offer competitive delivery options could negatively impact the demand for our products and our profit margins. Because our business strategy is based on offering superior levels of customer service and a full range of services to complement the products we offer, our cost structure might be higher than some of our competitors, and this, in conjunction with price transparency, could put pressure on our margins.

In addition, the CompuCom Division operates in an environment that is highly competitive, rapidly evolving and subject to shifting client needs and expectations. We compete with companies that provide IT services and outsourcing, as well as companies that sell IT related products. If we are unable to: (i) provide technology solutions and services that meet consumer needs; (ii) continuously procure products that are up-to-date and among the latest trends in the rapidly changing technological environment; (iii) differentiate ourselves from other retailers who sell similar products; and (iv) effectively compete, our sales and financial performance could be negatively impacted.

Our focus on services as a strategic priority exposes us to certain risks that could have a material adverse impact on our revenue and profitability as well as our reputation.

Our transformation into a more business services-driven platform that delivers a full range of services complements our product offerings, including consultation, design, delivery, installation, set-up, protection plans, repair, and technical support. These services can differentiate us from many of our competitors and provide an opportunity to deliver superior customer service while generating additional revenue and profit. However, designing, marketing and executing these services successfully and consistently is subject to risks. These risks include, for example:

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

These expanded risks increase the complexity of our business and places significant responsibility on our management, employees, operations, systems, technical expertise, financial resources, and internal financial and regulatory control and reporting functions. In addition, new initiatives we test through trials and pilots may not scale or grow effectively or as we expected, which could limit our growth and negatively affect our operating results. They may also involve significant laws or regulations that are beyond our current expertise.

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

With the increasing use of computers, tablets, mobile phones and other devices to shop in our stores and online, we offer full and mobile versions of our website and applications for mobile phones and tablets. In addition, we use social media as a means of interacting with our customers and enhancing their shopping experiences. We rely on our omni-channel capabilities to provide a seamless shopping experience to our customers and to keep pace with new developments by our competitors. If we are unable to attract and retain team members or contract third parties with the specialized skills needed to support our omni-channel platforms or are unable to implement improvements to our customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if our website and our other customer-facing technology systems do not function as designed, the customer experience could be negatively affected, resulting in a loss of customer confidence and satisfaction, and lost sales, which could adversely affect our reputation and results of operations.

Our failure to effectively manage our real estate portfolio may negatively impact our operating results.

Effective management of our real estate portfolio is critical to our omni-channel strategy. Most of our properties are subject to long-term leases. As such, it is essential that we effectively evaluate a range of factors that may influence the success of our long-term real estate strategy. Such factors include but are not limited to:

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

The consequences for failure to effectively evaluate these factors or negotiate appropriate terms or anticipate changes could include:

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

For leased property, the financial impact of exiting a location varies greatly depending on, among other factors, the terms of the lease, the condition of the local real estate market, demand for the specific property, our relationship with the landlord and the availability of potential sub-lease tenants. It is difficult for us to influence some of these factors, and the costs of exiting a property can be significant. In addition to rent, we are still responsible for the maintenance, taxes, insurance and common area maintenance charges for vacant properties until the lease commitment expires or is terminated. Similarly, when we enter into a contract with a tenant to sub-lease property, we usually retain our obligations as the master lessor. This leaves us at risk for any remaining liability in the event of default by the sub-lease tenant.

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

Our performance is highly dependent on attracting, retaining and engaging appropriately qualified employees in our stores, service centers, distribution centers, field and corporate offices. The market for qualified employees, with the right talent and competencies, is highly competitive. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers, availability of qualified personnel and our ability to offer appropriate compensation packages. We operate in a competitive labor market and there is a risk that market increases in compensation could have a material adverse effect on our profitability. Failure to recruit or retain qualified employees, and the inability to keep our supply of skills and resources in balance with client demand, may impair our efficiency and effectiveness, our ability to pursue growth opportunities and adversely affect our results of operations. In addition, a significant amount of turnover of our executive team or other employees in key positions with specific knowledge relating to us, our operations and our industry, may negatively impact our operations.

We depend on our executive management team and other key personnel, and the inability to recruit and retain certain personnel could adversely affect our performance and result in the loss of management continuity and institutional knowledge.

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

Failure to execute effective advertising efforts and maintain our reputation and brand at a high level, may adversely impact our financial performance.

Effective advertising and marketing efforts play a crucial role in maintaining high customer traffic. We focus on developing new marketing initiatives and maintaining effective promotional strategies that target further growth in our business. Failure to execute effective advertising efforts to attract new customers or retain existing customers, or misjudgment of consumer responses to our existing or future promotional activities, may adversely impact our financial performance.

Failure to detect, prevent, or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact our reputation, business, results of operations, and financial condition. Issues that might pose a reputational risk include an inability to achieve our omni-channel goals, including providing an e-commerce and delivery experience that meets the expectations of consumers; failure of our cyber-security measures to protect against data breaches; product liability and product recalls; our social media activity; failure to comply with applicable laws and regulations; and any of the other risks enumerated in these risk factors. In addition, information concerning us, whether or not true, may be instantly and easily posted on social media platforms at any time, which information may be adverse to our reputation or brand. The harm may be immediate without affording us an opportunity for redress or correction. If our reputation or brand is damaged, our customers may refuse to continue shopping with us, potential employees may be unwilling to work for us, business partners may be discouraged from seeking future business dealings with us and, as a result, our operations and financial results may suffer.

Disruptions of our computer systems could adversely affect our operations.

We rely heavily on computer systems to process transactions, including delivery of technology services, manage our inventory and supply-chain and to summarize and analyze our global business. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If our computer systems are damaged or cease to function properly, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data. We are undertaking certain system enhancements and conversions to increase productivity and efficiency, that, if not done properly, could divert the attention of our workforce and constrain for some time our ability to provide the level of service our customers demand. Also, once implemented, the new systems and technology may not provide the intended efficiencies or anticipated benefits and could add costs and complications to our ongoing operations.

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

We have instituted safeguards for the protection of such information and invested considerable resources, including insurance to cover cyber liabilities, in protecting our systems. These security measures may be compromised as a result of third-party security breaches, burglaries, cyber-attack, errors by employees or employees of third-party vendors, faulty password management, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems and those of our vendors and unaffiliated third-parties are entirely free from vulnerability to attack or compromise given that the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently. During the normal course of our business, we have experienced and we expect to continue to experience attempts to breach our systems, none of which has been material to the Company to date, and we may be unable to protect sensitive data and the integrity of our systems or to prevent fraudulent purchases. We are also subject to data privacy and security laws and regulations, the number and complexity of which are increasing globally, and despite reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be the subject of enforcement or other legal actions in the event of an incident. Moreover, an alleged or actual security breach that affects our systems or results in the unauthorized release of personally identifiable information could:

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

Disruption of global sourcing activities, evolving foreign trade policy (including tariffs imposed on certain foreign made goods) could negatively impact the cost and availability of our products.

Economic and civil unrest in areas of the world where we source products, as well as shipping and dockage issues, could adversely impact the availability or cost of our products, or both. Most of our goods imported to the U.S. arrive from Asia through ports located on the U.S. west coast and we are therefore subject to potential disruption due to labor unrest, security issues or natural disasters affecting any or all of these ports. In addition, we purchase and source products from a wide variety of suppliers, including from suppliers overseas, particularly in China. As a consequence, trade restrictions, including new or increased tariffs, quotas, embargoes, sanctions, safeguards, customs restrictions, epidemics/pandemics, like coronavirus, and mandatory government closures could increase our cost of goods sold or reduce the supply of the products available to us. There is no assurance that any such increased costs could be passed on to our customers, or that we could find alternative products from other sources at comparable prices. To the extent that we are subject to more challenging regulatory environments and enhanced legal and regulatory requirements, such exposure could have a material adverse effect on our business, including the added cost of increased compliance measures that we may determine to be necessary.

General trade tensions between the U.S. and China, which began escalating in 2018, could have a negative impact on our business. We have incurred incremental costs related to trade tariffs on inventory we purchase from China, but such costs have not had a material impact on our results of operations. We continue to monitor and evaluate the potential impact of the effective and proposed tariffs as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and have implemented strategies to mitigate such impact, including changes to our contracting model, alternative sourcing strategies and selective price increase pass-through efforts. If any of these events continue as described, they could disrupt the movement of products through our supply chain or increase their cost. In addition, while we may be able to shift our sourcing options, executing such a shift would be time consuming and would be difficult or impracticable for many products and may result in an increase in our manufacturing costs. Substantial regulatory uncertainty exists regarding foreign trade and trade policy, both in the United States and abroad. The adoption and expansion of trade restrictions, retaliatory tariffs, or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and/or the U.S. economy, which in turn could adversely impact our results of operations and business.

Our exclusive brands products are subject to several additional product, supply chain and legal risks that could affect our operating results.

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

If the products we sell fail to meet applicable safety standards or our customers’ expectations regarding safety and quality, we could be exposed to increased legal risk and our reputation may be damaged. Failure to take appropriate actions in relation to product recalls could lead to breaches in laws and regulations and leave us susceptible to government enforcement actions or private litigation. Recalls of products, particularly when combined with lack of available alternatives or our difficulty in sourcing sufficient volumes of replacement products, could also have a material adverse impact on our revenue and profitability.

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

In addition, the CompuCom acquisition was funded, in part, with a $750 million term loan facility. In November 2018, we executed the First Amendment to the Term Loan Credit Agreement to reduce the applicable interest rate from LIBOR plus 7.00% to LIBOR plus 5.25%. In connection with the applicable interest rate reduction, we made a voluntary repayment under the Term Loan Credit Agreement of $194 million. This Term Loan Credit Agreement (as defined in Note 11, “Debt,” of the Consolidated Financial Statements) contains representations and warranties, events of default, and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, repurchase common stock, create liens, incur additional indebtedness, make investments, dispose of assets, and merge or consolidate with any other person. In addition, a minimum liquidity maintenance covenant, requiring us and our restricted subsidiaries to retain unrestricted cash, cash equivalents, and availability under our Amended Credit Agreement in an aggregate amount of at least $400 million, will apply at any time that our senior secured leverage ratio under the agreement is greater than 1.50:1.00 as calculated quarterly. At December 28, 2019, our senior secured leverage ratio was 0.69:1.00 and the Company was in compliance with the agreement.

A downgrade in our credit ratings or a general disruption in the credit markets could make it more difficult for us to access funds, refinance indebtedness, obtain new funding or issue securities.

While merger- and restructuring-related costs have been significant between 2013 and 2019, historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide the liquidity we need to operate our business. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through capital improvements and acquisitions. Deterioration in our financial results or the impact of significant merger, integration and restructuring costs could negatively impact our credit ratings, our liquidity and our access to the capital markets. If we need to refinance all or a portion of that indebtedness, there is no assurance that we will be able to secure such refinancing at the same or more favorable terms than the terms of our existing indebtedness.

We have incurred significant impairment charges and we continue to incur impairment charges.

We regularly assess past performance and make estimates and projections of future performance at an individual store level. Reduced sales, our shift in strategy to be less price promotional, as well as competitive factors and changes in consumer spending habits resulted in a downward adjustment of anticipated future cash flows for the individual stores that resulted in the impairment. We foresee challenges in the market and economy that could adversely impact our operations. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if we commit to a more aggressive store downsizing strategy, including allocating capital to further modify store formats, additional impairment charges may result. We have also recognized impairment charges on retail store related assets, including operating lease right-of-use (“ROU”) assets, that were deemed unrecoverable based on the Comprehensive Business Review and the Business Acceleration Program. Additional asset impairments may be recognized based on future decisions and conditions.

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

In addition, we experienced a decline in the market valuation of our common shares during 2019, which was considered in our determination of the key valuation assumptions used in our impairment assessments. The decline in our market capitalization has not resulted in a trigger for impairment during the year, however, if the decline becomes sustained or future declines in macroeconomic factors or business conditions occur, we could incur impairment changes in future periods.

We have retained responsibility for liabilities of acquired companies that may adversely affect our financial results.

OfficeMax sponsors defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees (the “Pension Plans”). The Pension Plans are frozen and do not allow new entrants; however, they are under-funded and we may be required to make contributions in subsequent years in order to maintain required funding levels. Required future contributions could have an adverse impact on our cash flows and our financial results. Additional future contributions to the Pension Plans, financial market performance and Internal Revenue Service (“IRS”) funding requirements could materially change these expected payments.

As part of the sale of our business in Europe, we have retained responsibility for the defined benefit plan covering certain employees in the United Kingdom. While the plan was in a net asset position at the end of 2019, changes in assumptions and actual experience could result in that plan being considered underfunded in the future. Additionally, we have agreed to make contributions to the plan as required by the trustees. Financial performance of the plan and future valuation assumptions could materially change the expected payments. In addition, as part of the sale transaction, the purchaser shall indemnify and hold us harmless in connection with any guarantees in place as of September 23, 2016, and given by us in respect of the liabilities or obligations of the European business. Further, if the purchaser wishes to terminate any such guarantee or cease to comply with any underlying obligation which is subject to such a guarantee, the purchaser shall obtain an unconditional and irrevocable release of the guarantee. However, we are contingently liable in the event of a breach by the purchaser of any such obligation.

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

Our business, except for CompuCom, experiences a certain level of seasonality with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter. As a result, our operating results have fluctuated from quarter to quarter in the past, with sales and profitability being generally stronger in the second half of our fiscal year than the first half of our fiscal year. Factors that could also cause these quarterly fluctuations include: the pricing behavior of our competitors; the types and mix of products sold; the level of advertising and promotional expenses; severe weather; macroeconomic factors that affect consumer confidence and spending; and the other risk factors described in this section. Most of our operating expenses, such as occupancy costs and associate salaries, are not variable, and so short-term adjustments to reflect quarterly results are difficult. As a result, if sales in certain quarters are significantly below expectations, we may not be able to proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have an adverse effect on our net income for the quarter.

Changes in tax laws in any of the jurisdictions in which we operate can cause fluctuations in our overall tax rate impacting our reported earnings.

Our tax rate is derived from a combination of applicable tax rates in the various domestic and international jurisdictions in which we operate. While we have disposed of the majority of our international businesses, we remain subject to international taxes as part of our existing operations. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in these jurisdictions, our overall tax rate may fluctuate significantly from other companies or even our own past tax rates. In addition, changes in applicable U.S. or foreign tax laws and regulations, including the Tax Cuts and Jobs Act of 2017, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense and profitability. At any given point in time, we base our estimate of an annual effective tax rate upon a calculated mix of the tax rates applicable to us and to estimates of the amount of income likely to be generated in any given geography. The loss of or modification to one or more agreements with taxing jurisdictions, whether as a result of a third party challenge, negotiation, or otherwise, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate, changes in valuation allowances, or adverse outcomes from the tax audits that regularly are in process in any of the jurisdictions in which we operate could result in substantial volatility, including an unfavorable change in our overall tax rate and/or our effective tax rate.

Increases in wage and benefit costs, changes in laws and other labor regulations could impact our financial results and cash flow.

Our expenses relating to employee labor, including employee health benefits, are significant. Our ability to control our employee and related labor costs is generally subject to numerous external factors, including prevailing wage rates, recent legislative and private sector initiatives regarding healthcare reform, and adoption of new or revised employment and labor laws and regulations. Recently, various legislative movements have sought to increase the federal minimum wage in the United States and the minimum wage in a number of individual states, some of which have been successful at the state level. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations. We have a large employee base and while our management believes that our employee relations are good, we cannot be assured that we will not experience organization efforts from labor unions. The potential for unionization could increase if federal legislation is passed that would facilitate labor organization. Significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by significantly increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

We also have employees in Canada, Mexico, India, Costa Rica and Asia and are required to comply with laws and regulations in those countries that may differ substantially from country to country, requiring significant management attention and cost.

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

We operate a large network of retail stores, delivery centers, and delivery vehicles. As such, we purchase significant amounts of fuel needed to transport products to our stores and customers as well as shipping costs to import products from overseas. While we may hedge our anticipated fuel purchases, the underlying commodity costs associated with this transport activity is beyond our control and may be volatile. Disruptions in availability of fuel could cause our operating costs to rise significantly to the extent not covered by our hedges and could have a negative impact on our ability to operate our transportation networks. Additionally, other commodity prices, such as paper, may increase and we may not be able to pass along such costs to our customers. Fluctuations in the availability or cost of our energy and other commodity prices could have a material adverse effect on our profitability.

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

The risk or actual occurrence of various catastrophic events could have a material adverse effect on our financial performance. Such events may be caused by, for example:

•	natural disasters or extreme weather events such as hurricanes, tornadoes, floods and earthquakes;
•	diseases, epidemics or pandemics that may affect our employees, customers or partners;
•	floods, fire or other catastrophes affecting our properties;

•	terrorism, civil unrest or other conflicts; or
•	extended power outages.

Such events can adversely affect our work force and prevent employees and customers from reaching our stores and properties and can disrupt or disable portions of our supply chain and distribution network. They can also affect our information systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders. As a consequence of these or other catastrophic events, we may endure interruption to our operations or losses of property, equipment or inventory, which would adversely affect our revenue and profitability. For example, hurricanes can disrupt operations in the southeastern United States where a heavy concentration of our customers are located, and negatively impacted sales in both our Retail and Business Solutions Divisions.

Our amended and restated bylaws designate the Court of Chancery of the State of Delaware (the “Chancery Court”), or, if the Chancery Court does not have jurisdiction, the federal district court for the district of Delaware or other state courts located in the State of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could discourage lawsuits against us and our directors and officers.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Chancery Court (or, if the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the sole and exclusive forum for any shareholder (including a beneficial owner) to bring: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our restated certificate of incorporation or amended and restated bylaws, or (4) any action asserting a claim governed by the internal affairs doctrine, except as to each of (1) through (4) above, for any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination). This forum selection provision may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction.

PROPERTIES

As of December 28, 2019, our wholly-owned entities operated, as part of continuing operations, in the following locations:

STORES

Retail and CompuCom Divisions (United States)

State	#	State	#
Alabama	27	Montana	3
Alaska	5	Nebraska	9
Arizona	32	Nevada	20
Arkansas	12	New Jersey	2
California	129	New Mexico	11
Colorado	44	New York	15
District of Columbia	1	North Carolina	45
Florida	138	North Dakota	4
Georgia	58	Ohio	44
Hawaii	8	Oklahoma	16
Idaho	8	Oregon	19
Illinois	53	Pennsylvania	16
Indiana	23	Puerto Rico	11
Iowa	7	South Carolina	20
Kansas	10	South Dakota	3
Kentucky	15	Tennessee	31
Louisiana	37	Texas	166
Maine	1	Utah	12
Maryland	17	U.S. Virgin Islands	2
Massachusetts	4	Virginia	37
Michigan	33	Washington	36
Minnesota	34	West Virginia	5
Mississippi	18	Wisconsin	31
Missouri	33	Wyoming	2
		TOTAL	1,307

The supply chain facilities which we operate in the continental United States and Puerto Rico support our Retail, Business Solutions and CompuCom Divisions and the facilities in Canada support our Business Solutions and CompuCom Divisions. The following table sets forth the locations of our principal supply chain facilities as of December 28, 2019.

DCs and Crossdock Facilities

State	#	State	#
Arizona	1	New Mexico	1
California	5	North Carolina	1
Colorado	1	North Dakota	3
Florida	5	Ohio	2
Georgia	3	Oklahoma	1
Hawaii	6	Pennsylvania	2
Idaho	1	Puerto Rico	1
Illinois	3	Tennessee	1
Kansas	1	Texas	3
Minnesota	2	Washington	3
Mississippi	1	Wisconsin	8
New Jersey	1	Total United States	56
		Canada	11
		TOTAL	67

Our principal corporate headquarters in Boca Raton, FL consists of three interconnected buildings of approximately 625,000 square feet and our corporate office in Fort Mill, SC consists of approximately 152,000 square feet of office space. These facilities are considered to be in good condition, adequate for their purpose and suitably utilized according to the individual nature and requirements of the relevant operations. Although we currently own our corporate office in Boca Raton, FL, as well as a small number of our retail store locations, most of our facilities are leased or subleased. Additional information regarding our operating leases and leasing arrangements is available in Note 1, “Summary of Significant Accounting Policies” and Note 12, “Leases” of the Notes to Consolidated Financial Statements.

LEGAL PROCEEDINGS

For a description of our legal proceedings, refer to Note 17, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP.

Holders

As of the close of business on February 19, 2020, there were 7,650 holders of record of our common stock.

Cash Dividend

Prior to July 2016, we had never declared or paid cash dividends on our common stock. Beginning in the third quarter of fiscal 2016, our Board of Directors declared and paid cash dividends on our common stock.

The timing, declaration and payment of future dividends to holders of our common stock fall within the discretion of our Board of Directors and will depend on our operating results, earnings, financial condition, the capital requirements of our business and other factors. Payment of dividends is permitted under our existing term loan facility subject to certain restrictions and under our existing credit facilities subject to minimum liquidity or fixed charge ratio requirements.

For additional information about cash dividends declared and paid in 2019, refer to “Liquidity and Capital Resources” in MD&A and Note 13. “Stockholders’ Equity” in the Notes to Consolidated Financial Statements of this Annual Report.

Issuer Purchases of Equity Securities

In November 2018, our Board of Directors approved a stock repurchase program of up to $100 million of our common stock effective January 1, 2019, which extends until the end of 2020 and may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances. However, our ability to repurchase our common stock is subject to certain restrictions under the Term Loan Credit Agreement. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses. In November 2019, the Board of Directors approved an increase in the authorization of the existing stock repurchase program of up to $200 million and extended the program through the end of 2021. The new authorization includes the remaining authorized amount under the existing stock repurchase program.

The following table summarizes our common stock repurchases during the fourth quarter of 2019.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number	Average	Part of a Publicly	Purchased Under
	of Shares	Price Paid	Announced Plan or	the Repurchase
	Purchased	per Share	Program	Programs
Period	(In millions)	(a)	(In millions)	(In millions)
September 29 — October 26, 2019	—	$—	—	$190
October 27 — November 23, 2019	—	$—	—	$190
November 24 — December 28, 2019	11	$2.59	11	$161
Total	11	$2.59	11

(a)	The average price paid per share for our common stock repurchases includes a per share commission paid.

We purchased approximately 4 million and 11 million shares of our common stock during the first and fourth quarters of fiscal 2019, respectively, at a weighted average price of $2.68 per common share. We made no repurchases of common stock during the second and third quarters of fiscal 2019. For the year 2019, we purchased approximately 15 million common shares for total consideration of $40 million. At December 28, 2019, approximately $161 million remains available for additional purchases under the stock repurchase program.

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

The graph assumes an investment of $100 at the close of trading on December 27, 2014, the last trading day of fiscal year 2014, in our common stock, the S&P 500 and the S&P Specialty Stores.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Office Depot, Inc., the S&P 500 Index

and the S&P Specialty Stores Index

*$100 invested on 12/27/14 in stock or 12/31/14 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2020 Standard & Poor’s, a division of S&P Global. All rights reserved.

	12/27/14	12/26/15	12/31/16	12/30/17	12/29/18	12/28/19
Office Depot, Inc.	100.00	63.35	51.75	41.52	30.65	33.53
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P Specialty Stores	100.00	84.07	84.53	84.73	82.69	102.64

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 28, 2019. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Financial Statements and Supplemental Details and MD&A of this Annual Report.

We have accounted for the disposition of substantially all of the business formerly presented as the International Division as discontinued operations in all periods. The disposition was complete as of the end of fiscal 2018, and there are no further discontinued operations in 2019. We have included the amounts associated with our acquired businesses from their dates of acquisition.

(In millions, except per share amounts and statistical data)	2019 (1)	2018 (2)	2017 (3)	2016 (4)	2015
Statements of Operations Data:
Sales	$10,647	$11,015	$10,240	$11,021	$11,727
Net income from continuing operations (1)(2)(3)(5)(6)	$99	$99	$146	$679	$92
Discontinued operations, net of tax	$—	$5	$35	$(150)	$(84)
Net income (1)(2)(3)(5)(6)	$99	$104	$181	$529	$8
Net earnings (loss) per share:
Basic earnings (loss) per common share:
Continuing Operations	$0.18	$0.18	$0.28	$1.26	$0.17
Discontinued Operations	$—	$0.01	$0.07	$(0.28)	$(0.15)
Net basic earnings per share	$0.18	$0.19	$0.35	$0.98	$0.01
Diluted earnings (loss) per common share:
Continuing Operations	$0.18	$0.18	$0.27	$1.24	$0.16
Discontinued Operations	$—	$0.01	$0.06	$(0.27)	$(0.15)
Net diluted earnings per share	$0.18	$0.19	$0.34	$0.96	$0.01
Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.05	$—
Statistical Data:
Facilities open at end of period:
United States:
Retail and technology stores	1,307	1,364	1,394	1,441	1,564
Distribution centers and crossdock facilities	56	45	40	28	33
Other (7):
Distribution centers and crossdock facilities	11	11	11	10	12
Total square footage — Retail and CompuCom Divisions (in millions)	29.1	30.3	31.1	32.4	35.4
Percentage of sales by segment:
Business Solutions Division	49.6%	48.0%	49.9%	49.0%	48.7%
Retail Division	41.0%	42.1%	48.5%	50.8%	51.2%
CompuCom Division (3)	9.3%	9.9%	1.5%	—	—
Other	0.1%	0.1%	0.1%	0.2%	0.1%
Balance Sheet Data:
Total assets (8)	$7,311	$6,166	$6,323	$5,540	$6,442
Long-term debt, net of current maturities	575	690	936	358	628

(1)

During fiscal year 2019, we completed five business acquisitions that consist of small independent regional office supply distribution businesses in the United States. The operating results of the acquired office supply distribution businesses are combined with our operating results subsequent to their purchase dates, and are included in the Business Solutions Division. Sales in our Business Solutions Division in 2019 include $55 million from these acquisitions. Additionally, fiscal year 2019 Net income includes $56 million of asset impairment charges and $116 million of Merger and restructuring expenses, net. Refer to MD&A and Note 2. “Acquisitions,” of the Consolidated Financial Statements located in Financial Statements and Supplemental Details of this Annual Report for additional information.

(2)

During fiscal year 2018, we completed seven business acquisitions, six of which consist of small independent regional office supply distribution businesses in the United States, and one is an enterprise IT solutions integrator and managed services provider. The operating results of these companies are combined with our operating results subsequent to their purchase dates. Sales in our Business Solutions and CompuCom Divisions in 2018 include $80 million and $25 million, respectively, from these acquisitions. Additionally, fiscal year 2018 Net income includes $7 million of asset impairment charges, $72 million of Merger and restructuring expenses, net, $25 million of legal expense accrual, and $15 million of loss on modification of debt. Refer to MD&A and Note 2. “Acquisitions,” of the Consolidated Financial Statements located in Financial Statements and Supplemental Details of this Annual Report for additional information.

(3)

In 2017, we acquired CompuCom and four small independent regional office supply distribution businesses in the United States. The operating results of these companies are combined with our operating results subsequent to their purchase dates. Sales in our Business Solutions and CompuCom Divisions in 2017 include $49 million and $156 million, respectively, from these acquisitions. Additionally, fiscal year 2017 Net income includes $4 million of asset impairment charges and $94 million of Merger and restructuring expenses, net. Refer to MD&A and Note 2. “Acquisitions,” of the Consolidated Financial Statements located in Financial Statements and Supplemental Details of this Annual Report for additional information.

(4)	Includes 53 weeks in accordance with our 52 — 53 week reporting convention. All other years presented in the table consisted of 52 weeks.
(5)

Fiscal year 2016 Net income includes $15 million of asset impairment charges, $80 million of Merger and restructuring income, net, including $250 million received from Staples as the Termination Fee, $15 million of loss on extinguishment of debt, and the reversal of $382 million of valuation allowances on deferred tax assets. Refer to MD&A for additional information.

(6)	Fiscal year 2015 Net income includes $13 million of asset impairment charges and $242 million of Merger and restructuring expenses, net.
(7)	Includes Canadian distribution centers and crossdock facilities.
(8)

Total assets for fiscal year 2019 reflect the adoption of the new lease accounting standard. Prior period amounts were not adjusted under the modified retrospective transition approach. Refer to Note 1. “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements located in Financial Statements and Supplemental Details of this Annual Report for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist readers in better understanding and evaluating our financial condition and results of operations. We recommend reading this MD&A in conjunction with our Consolidated Financial Statements and Notes thereto included in this Form 10-K.

OVERVIEW

THE COMPANY

We are a leading provider of business services and supplies, products and technology solutions to small, medium and enterprise businesses, through our fully integrated business-to-business (“B2B”) distribution platform of 1,307 retail stores, online presence, and dedicated sales professionals and technicians. Through our banner brands Office Depot®, OfficeMax®, CompuCom® and Grand&Toy®, as well as others, we offer our customers the tools and resources they need to focus on starting, growing and running their business.

At December 28, 2019, our operations are organized into three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and CompuCom Division.

The Business Solutions Division, or BSD, is the largest component of our integrated B2B platform and provides our customers with nationally branded as well as our private branded office supply products and services. Additionally, BSD provides adjacency products and services including cleaning and breakroom supplies, technology services, copy and print services, and office furniture products and services in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada through a dedicated sales force, catalogs, telesales, and electronically through our Internet websites. BSD includes the distribution businesses we have acquired as part of our strategic transformation described in the section below.

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

The CompuCom Division was formed during the fourth quarter of 2017 as a result of our acquisition of CompuCom Systems, Inc. (“CompuCom”). The CompuCom Division is a technology services provider supporting the distributed technology needs of enterprise organizations in the United States and Canada. With a vision of connecting people, technology, and the edge with a seamless experience, CompuCom enables enterprise employees to be productive. CompuCom offers a broad range of solutions including technology lifecycle management, end user computing and collaboration, service desk, remote technology monitoring and management, and IT workforce solutions.

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

We continue to expand our reach and distribution network through acquisitions of profitable regional office supply distribution businesses, serving small and mid-market customers. Many of these customers are in geographic areas that were previously underserved by our network. During 2019, we acquired five small independent regional office supply distribution businesses which has allowed for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

The aggregate total purchase consideration, including contingent consideration, for the five acquisitions completed in 2019 was approximately $27 million, subject to certain customary post-closing adjustments. The aggregate purchase price was primarily funded with cash on hand, with the remainder consisting of contingent consideration estimated to be $2 million, the majority of which will be paid in the third quarter of 2020.

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

DISPOSITION OF THE INTERNATIONAL DIVISION — DISCONTINUED OPERATIONS

In September 2016, our Board of Directors approved a plan to sell substantially all of our international operations, formerly reported as the International Division through four disposal groups (Europe, South Korea, Australia and New Zealand (“Oceania”) and mainland China) (the “International Operations”). Collectively, these dispositions represented a strategic shift that had a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. As of the end of fiscal 2018, the sale of the International Operations was complete, and there are no further discontinued operations in 2019. We retained the assets and obligations of a frozen defined benefit pension plan in the United Kingdom. Refer to “Pension Plan – UK” in Note 15. “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for additional information. We retained the sourcing and trading operations of the former International Division, which are presented as Other in Note 5. “Segment Information” in the Notes to Consolidated Financial Statements.

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS AND LIQUIDITY

The following summarizes the significant factors impacting our operating results from continuing operations for the 52-week period ended December 28, 2019 (also referred to as “2019”) and the 52-week period ended December 29, 2018 (also referred to as “2018”) as well as our liquidity in 2019 and 2018. We have omitted discussion of 2017 results where it would be redundant to the discussion previously included in Part II, Item 7 of our 2018 Annual Report on Form 10-K.

Our consolidated sales were 3% lower in 2019 compared to 2018 mostly due to lower sales in our Retail Division, which decreased 6% in 2019 as a result of lower comparable store sales and store closures. Our CompuCom Division also experienced lower sales of 8% in 2019 compared to 2018, primarily due to a decline in sales of services as a result of reduced business volume. Our Business Solutions Division sales remained flat in 2019 compared to 2018.

(In millions)	2019	2018	Change
Sales
Business Solutions Division	$5,279	$5,282	—%
Retail Division	4,363	4,641	(6)%
Change in comparable store sales			(4)%
CompuCom Division	994	1,086	(8)%
Other	11	6	83%
Total	$10,647	$11,015	(3)%

Product sales decreased 3% in 2019 compared to 2018 primarily driven by lower comparable store sales and store closures in the Retail Division. The decline in 2019 was partially offset by an increase in product sales in our CompuCom Division as a result of increased discipline in our selling process and improved relationships with our product manufacturer partners.

Sales of services decreased 5% primarily driven by a decline in sales of services in our CompuCom Division. The decline in 2019 was partially offset by the continued expansion of services we offer in our Retail Division, including a higher volume of subscriptions and increased sales of our copy and print services. We also experienced a continued increase in services in our Business Solutions Division as a result of acquisitions and increased sales of our managed print and fulfillment services. On a consolidated basis, services represented approximately 15% of our total sales in 2019, consistent with 2018.

(In millions)	2019	2018	Change
Sales
Products	$9,034	$9,322	(3)%
Services	1,613	1,693	(5)%
Total	$10,647	$11,015	(3)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•

Total gross profit decreased by $87 million or 3% in 2019 compared to 2018 primarily due to the flow through impact of lower sales in our CompuCom and Retail Divisions, partially offset by the implementation of the Business Acceleration Program in May 2019 which generated savings from, among other things, the optimization of labor costs in our CompuCom Division. The overall decline in gross profit in 2019 was also partially offset by the impact of acquisitions in our Business Solutions Division.

•

Total gross margin for 2019 was consistent with 2018. While we incurred incremental costs related to trade tariffs on inventory we purchase from China, our recent actions, including changes to our contracting model, alternative sourcing strategies, and selective price increase pass-through efforts mitigated much of the impact of such trade tariffs to our results of operations.
•

Total selling, general and administrative expenses decreased by $92 million or 4% in 2019 compared to 2018. The decrease was the result of store closures in our Retail Division and certain strategic initiatives, including the Business Acceleration Program, aimed at reducing our spend on payroll and payroll-related costs and other discretionary expenses, as well as lower operating lease costs recognized as a result of store impairments. The decrease in total selling, general, and administrative expenses in 2019 was partially offset by increase in expenses associated with the expansion of our distribution network through acquisitions. As a percentage of sales, total selling, general and administrative expenses remained flat in 2019 when compared to 2018.

•

We recognized $25 million gain on disposition of assets held for sale during 2019, of which $19 million was included in Selling, general and administrative expenses and $6 million was included in Merger and restructuring expenses, net in the Consolidated Statement of Operations.

•

We recorded $56 million of asset impairment charges in 2019 which primarily related to impairment of operating lease right-of-use (“ROU”) assets associated with the Company’s retail store locations. Refer to Note 16. “Fair Value Measurements” in Notes to Consolidated Financial Statements for additional information.

•

We recorded $116 million of Merger and restructuring expenses, net in 2019 compared to $72 million in 2018. Merger and restructuring expense in 2019 includes $24 million of severance, retention, transaction and integration costs associated with business acquisitions and $92 million of severance, professional fees and other expenses associated with restructuring activities. Refer to Note 3. “Merger and Restructuring Activity” in the Notes to Consolidated Financial Statements for additional information.

•

We recorded $25 million of legal expense accrual in 2018 that was paid in 2019 in connection with certain settlement discussions we had undertaken with the Federal Trade Commission. We also incurred and paid an additional $900,000 legal expense in 2019 on a related legal matter. Refer to Note 17, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for additional information.

•

Our effective tax rate of 32% in 2019 differs from the statutory rate of 21% primarily due to the impact of state taxes and certain nondeductible items, the recognition of valuation allowances, and our mix of income and losses across U.S. and non-U.S. jurisdictions. Our effective tax rate of 37% in 2018 reflects the same Federal marginal tax rate of 21% and the impact of a mix of income and losses across U.S. and non-U.S. jurisdictions. In addition, the 2018 rate was impacted by several discrete items, including the impact of a potentially nondeductible legal settlement, and excess tax deficiencies associated with stock-based compensation awards, state taxes, and certain other nondeductible items. We also completed several acquisitions and dispositions in 2018 and 2019, some of which resulted in the recognition of a gain or loss for tax purposes that differed from the amount recognized for GAAP purposes. Refer to Note 6. “Income Taxes” in Notes to Consolidated Financial Statements for additional information.

•	Diluted earnings per share from continuing operations was $0.18 in 2019, flat with $0.18 in 2018.
•

As disclosed in Note 18. “Discontinued Operations” to the Consolidated Financial Statements, we completed the sale of our former International Operations as of the end of fiscal 2018, and there are no further discontinued operations in 2019. Diluted earnings per share from discontinued operations was $0.01 in 2018.

•	Including diluted earnings per share from discontinued operations, net diluted earnings per share was $0.18 in 2019 compared to $0.19 in 2018.
•

At December 28, 2019, we had $698 million in cash and cash equivalents and $920 million available under the Amended Credit Agreement. Cash provided by operating activities of continuing operations was $366 million for 2019 compared to $616 million for 2018. Refer to the Liquidity and Capital Resources section of this MD&A for more information on cash flows.

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
•

During 2019 and 2018, we paid quarterly cash dividends on our common stock of $0.025 per share for a total annual dividend distribution of $55 million in both years. In addition, we bought back approximately 15 million and 14 million shares of our common stock, respectively, in 2019 and 2018, returning another $40 million in 2019 and $39 million in 2018 to our shareholders.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results. Fiscal years 2019, 2018 and 2017 include 52 weeks.

BUSINESS SOLUTIONS DIVISION

(In millions)	2019	2018	2017
Sales
Products	$4,947	$4,974	$4,843
Services	332	308	265
Total	$5,279	$5,282	$5,108
% change	—%	3%	(5)%
Division operating income	$271	$243	$262
% of sales	5%	5%	5%

Product sales from our Business Solutions Division decreased 1% in 2019 compared to 2018, primarily due to lower revenue generated in our eCommerce platform and office supplies product categories as a result of our targeted efforts to reduce sales with lower margins. This decrease was partially offset by the positive impact of acquisitions and growth in certain adjacency categories such as cleaning and breakroom supplies. Product sales from our Business Solutions Division increased 3% in 2018 compared to 2017, primarily due to acquisitions, higher online sales and growth in adjacency categories, such as cleaning/breakroom supplies and furniture, partially offset by lower sales of other product categories including paper, toner and ink. Improved sales from the omni-channel programs that we report under our Retail Division partially offset the growth in product sales from our Business Solutions Division – see discussion on order online for pick up in stores or ship from stores within the Retail Division analysis.

Sales of services in our Business Solutions Division increased 8% in 2019 compared to 2018. The increase is primarily due to acquisitions and increased sales of our managed print and fulfillment services. Sales of services in our Business Solutions Division increased 16% in 2018 compared to 2017. This positive movement was the reflection of increased sales of our managed print and fulfillment services, and the expansion of our subscription offerings.

The Business Solutions Division operating income increased 12% in 2019 compared to 2018. As a percentage of sales, operating income improved by approximately 50 basis points. The increase in operating income in 2019 was related to a number of factors, primarily due to the reduction in selling, general and administrative expenses achieved through our Business Acceleration Program initiatives. Business Solutions Division operating income decreased 7% in 2018 compared to 2017. As a percentage of sales, operating income declined by approximately 50 basis points in 2018 compared to 2017. Higher selling, general and administrative expenses from investments in our eCommerce platform, demand generation activities and acquisition costs negatively impacted operating income in 2018. However, these expenses were partially offset by an increase in gross profit primarily from acquisitions. Operating income in our Business Solutions Division in 2018 was also negatively impacted by the migration of legacy OfficeMax customers to our current systems, which was completed in 2018.

RETAIL DIVISION

(In millions)	2019	2018	2017
Sales
Products	$3,793	$4,105	$4,429
Services	570	536	533
Total	$4,363	$4,641	$4,962
% change	(6)%	(6)%	(11)%
Division operating income	$194	$193	$254
% of sales	4%	4%	5%
Change in comparable store sales	(4)%	(4)%	(5)%

Products sales in our Retail Division decreased 8% and 7% in 2019 and 2018, respectively, compared to the corresponding prior-year periods. This was primarily the result of planned closings of underperforming stores coupled with fewer transactions in the remaining locations, that was partially offset by gradual increase in the volume of transactions where our customers buy online for pick up in our stores (“BOPIS”). BOPIS transactions are included in our Retail Division results because they are fulfilled with retail store inventory and serviced by retail store associates. Our BOPIS sales were $205 million in 2019 and $189 million in 2018, which represented increases of 8% and 24%, respectively, from the preceding years.

Sales of services in our Retail Division increased 6% in 2019 compared to 2018. This increase is due to the expansion of our copy and print services and continued volume increase in subscription offerings. In 2018, sales of services were 1% higher compared to 2017. The adoption of the new revenue recognition standard, which requires that our third-party software sales be reported on a net basis, negatively affected the comparability of our sales of services by $53 million year-over-year. This change in presentation had no impact to the timing of recognition, gross profit, earnings or cash flows. Excluding the impact of the new revenue recognition standard, sales of services in 2018 actually increased 11% from 2017 due to the expansion of our copy and print services, subscription offerings, and the introduction of new technology services offered to our retail customers by our retail store associates.

Comparable store sales decreased 4% in 2019 and 2018 reflecting lower store traffic, partially offset by higher conversion rate, year-over-year growth in BOPIS transactions, and an increase in loyalty program membership. We continue to experience growth in revenues from copy and print services, offset by lower sales in traditional categories such as office supplies, furniture, computers and technology related products. Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes or natural disasters, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods but may differ from measures used by other companies.

The Retail Division operating income increased 1% in 2019 compared to 2018. As a percentage of sales, this reflects a year-over-year increase of approximately 30 basis points. The increase in operating income was mostly attributable to a higher gross margin rate achieved by improvements in distribution and inventory management costs. The increase was also attributable to lower selling, general and administrative expenses resulting from continuous efforts to optimize costs and lower operating lease costs recognized as a result of store impairments. The increase in operating income was partially offset by the flow-through impact of lower sales. The Retail Division operating income declined 24% in 2018 compared to 2017. The decline was mostly attributable to the flow-through impact of lower sales and gross margin rate, partially offset by lower dollars spent for selling, general and administrative expenses, including payroll and other store expenses from both store closures and increased efficiency. The Retail Division’s operating income results in 2019 and 2018 include the impact of investments in additional service delivery capabilities, sales training, and other customer-oriented initiatives.

At the end of 2019, the Retail Division operated 1,307 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands. Store opening and closing activity for the last three years has been as follows:

	Open at Beginning of Period	Closed	Opened	Open at End of Period
2017	1,441	63	—	1,378
2018	1,378	19	2	1,361
2019	1,361	54	—	1,307

Charges associated with store closures as part of a restructuring plan are reported in Asset impairments and Merger and restructuring expenses, net in the Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail stores and distribution center assets, and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to “Corporate” discussion below for additional information regarding expenses incurred to date.

COMPUCOM DIVISION

(In millions)	2019	2018	2017
Sales
Products	$271	$233	$34
Services	723	853	122
Total	$994	$1,086	$156
% change	(8)%	N/A	N/A
Division operating income (loss)	$(2)	$17	$8
% of sales	—%	2%	5%

The CompuCom Division was formed at the time of acquisition on November 8, 2017 and the amounts reflect its operating results since that date. The total sales and operating income increase in 2018 compared to 2017 was primarily due to a full year of operating results in this Division.

Product sales in our CompuCom Division increased 16% in 2019 compared to 2018. Strong product sales growth was driven by increased discipline in our selling process and improved relationships with our product manufacturer partners.

Sales of services in our CompuCom Division decreased 15% in 2019 compared to 2018. This was primarily due to lower project-related revenue from existing customer accounts and lower business volume, partially as a result of our targeted efforts to reduce certain unprofitable sales activities. Although sales of services in 2019 declined from 2018, we have experienced stability in acquiring new customers over the most recent quarters as we continue our efforts to grow revenue under our new leadership at this Division. In connection with these efforts, we continue to refocus on our strengths, placing greater emphasis on our core offerings beyond the traditional outsourcing services and expanding our value proposition into infrastructure modernization and digital workforce transformation.

The CompuCom Division reported operating loss of $2 million in 2019 compared to operating income of $17 million in 2018. The year-over-year decrease in operating profitability was driven by lower sales volume, including lower project-related revenue from existing customer accounts without a commensurate reduction in associated labor-related expenses and ongoing expenditures to support the Division’s strategic transformation. Operating results have been improving sequentially since the first quarter of 2019, which is mostly attributable to increased cost efficiencies as a result of our Business Acceleration Program initiatives. We continue to take several actions to improve future operating performance at our CompuCom Division. These include increasing the use of automation and technology to further improve service efficiency, simplifying organizational structures to improve service velocity, and aligning sales efforts to better serve our customers and accelerate cross-selling opportunities.

OTHER

(In millions)	2019	2018	2017
Sales
Products	$23	$10	$14
Services	(12)	(4)	—
Total	$11	$6	$14
Other operating loss	$—	$(2)	$(3)

Certain operations previously included in the International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are presented as Other. These operations primarily relate to the sale of products to former joint venture partners, and are not material in any period. Also included in Other is the elimination of intersegment revenues of $14 million in 2019 and $11 million in 2018. There is no elimination of intersegment revenues reflected in the 2017 amount.

CORPORATE

The line items in our Consolidated Statements of Operations impacted by Corporate activities are presented in the table below, followed by a narrative discussion of the significant matters. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures.

(In millions)	2019	2018	2017
Asset impairments	$56	$7	$4
Merger and restructuring expenses, net	116	72	94
Legal expense accrual	—	25	—
Total charges and credits impact on Operating income	$172	$104	$98

In addition to these charges and credits, certain selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Costs” below.

Asset impairments

Asset impairment charges are comprised of the following:

(In millions)	2019	2018	2017
Stores	$54	$6	$2
Intangible assets	2	1	2
Total Asset impairments	$56	$7	$4

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses input from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value. In 2019, we recognized asset impairment charges of $56 million associated with our continuing operations. Of these asset impairment charges, $46 million was related to the impairment of operating lease ROU assets associated with our retail store locations, $8 million was related to impairment of fixed assets at these retail store locations, and the remaining $2 million related to write-down of intangible assets that are not currently used.

We have historically performed our annual goodwill impairment assessment as of the first day of the third quarter each year. During 2019, we changed our annual impairment assessment date to the first day of fiscal month December, which is in the fourth quarter. In connection with the change, goodwill was evaluated for impairment as of both annual test dates in 2019, and no impairment was identified. Our assessment in the third quarter of 2019 was performed using a quantitative test that combined the income approach and the market approach valuation methodologies, and concluded that the fair value of each reporting unit exceeded their respective carrying amount. Our assessment in the fourth quarter of 2019 was performed using a quantitative assessment for the CompuCom reporting unit, and qualitative assessments for all other reporting units. Consistent with the third quarter test, the quantitative assessment combined the income approach and the market approach valuation methodologies and concluded that the fair value of the CompuCom reporting unit continues to exceed its carrying amount by a similar margin.

We continue to monitor the performance of our Contract reporting unit, a component of our Business Solutions Division segment, and our CompuCom reporting unit, which both passed the quantitative assessments performed in 2019 with margins in excess of those determined in our 2018 annual assessment. The CompuCom Division reported an operating loss for year-to-date 2019 that was mainly driven by temporary shortfalls in revenue and profitability in the first quarter of 2019, and has improved its operational performance during the remainder of 2019. We continue to take several actions to improve the future operating performance of CompuCom, including the use of automation and technology to further improve service efficiency, simplifying organizational structures to improve service velocity, and aligning sales efforts to better serve its customers and accelerate cross-selling opportunities. The anticipated impacts of these actions are reflected in key assumptions used in our quantitative assessment, and if not realized, could result in future impairment of goodwill and indefinite-lived intangible assets for the CompuCom reporting unit. In addition, we experienced a decline in the market valuation of our common shares during 2019, which was considered in our determination of the key valuation assumptions used in our impairment assessments. The decline in our market capitalization has not resulted in a trigger for impairment during the year, however, if the decline becomes sustained or future declines in macroeconomic factors or business conditions occur, we could incur impairment charges in future periods.

Merger and restructuring expenses, net

Since 2017, we have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger and restructuring expenses, net on a separate line in the Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service our customers. These expenses are not included in the determination of Division operating income. Merger and restructuring expenses, net were $116 million in 2019, $72 million in 2018 and $94 million in 2017.

Business Acceleration Program

In May 2019, our Board of Directors approved a company-wide, multi-year, cost reduction and business improvement program to systematically drive down costs, improve operational efficiencies, and enable future growth investments. Under this program (the “Business Acceleration Program”), we have made and will continue to make organizational realignments stemming from process improvements, increased leverage of technology and accelerated use of automation. This has resulted and will continue to result in the elimination of certain positions and a flatter organization. In connection with the Business Acceleration Program, we also anticipate closing approximately 90 underperforming retail stores in 2020 and 2021, and 9 other facilities, consisting of distribution centers and sales offices, of which 7 were closed as of the end of 2019. Total estimated costs to implement the Business Acceleration Program are expected to be approximately $107 million, comprised of:

(a)	severance and related employee costs of approximately $40 million;
(b)	recruitment and relocation costs of approximately $2 million;
(c)	retail store and facility closure net costs of approximately $7 million;
(d)	third-party costs to facilitate the execution of the Business Acceleration Program of approximately $49 million; and
(e)	other costs of approximately $9 million.

Of the aggregate costs to implement the Business Acceleration Program, approximately $104 million are expected to be cash expenditures through 2021 funded primarily with cash on hand and cash from operations.

In 2019, we incurred $82 million in restructuring expenses associated with the Business Acceleration Program which consisted of $40 million of severance costs, $39 million in third-party professional fees, and $3 million of retail store and facility closure costs and other. Of the expenses incurred in 2019, cash expenditures of $69 million were paid through the end of 2019.

Other

Included in restructuring expenses in 2019, 2018 and 2017 are $8 million, $5 million and $50 million, respectively, of costs incurred in connection with the Comprehensive Business Review, a program we announced in 2016 and concluded at the end of 2019. These costs include severance, facility closure costs, contract termination, accelerated depreciation, relocation and disposal gains and losses, as well as other costs associated with retail store closures. Under the Comprehensive Business Review, we closed a total of 208 retail stores of which 54 occurred in 2019.

Additionally, restructuring expenses in 2018 and 2017 included professional fees of $11 million and $2 million, respectively, associated with planning our multi-year strategic transformation.

Refer to Note 3. “Merger and Restructuring Activity” in the Notes to Consolidated Financial Statements for an extensive analysis of these Corporate charges.

Legal Expense Accrual

During 2018, we recorded $25 million of legal expense accrual that was paid in 2019 in connection with certain settlement discussions we had undertaken with the Federal Trade Commission.

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

Unallocated expenses were $100 million, $93 million, and $96 million in 2019, 2018, and 2017, respectively. The increase in 2019 compared to 2018 is primarily resulted from higher incentive expenses associated with our overall performance in 2019, partially offset by savings associated with our Business Acceleration Program initiatives. Unallocated expenses remained relatively flat in 2018 when compared to 2017.

Other Income and Expense

(In millions)	2019	2018	2017
Interest income	$23	$25	$22
Interest expense	(89)	(121)	(62)
Loss on extinguishment and modification of debt	—	(15)	—
Other income, net	21	15	12

Interest income includes $19 million in 2019, $19 million in 2018 and $20 million in 2017, related to the Timber notes receivable, including amortization of the fair value adjustment recorded in purchase accounting. Interest expense includes non-recourse debt interest, including amortization of the fair value adjustment recorded in purchase accounting, amounting to $14 million in 2019, $18 million in 2018 and $18 million in 2017. Refer to Note 10. “Timber Notes/Non-Recourse Debt,” and Note 11. “Debt” in the Notes to Consolidated Financial Statements for additional information.

In the fourth quarter of 2017, we entered into a $750 million Term Loan Credit Agreement (as defined in Note 11, “Debt,” of the Consolidated Financial Statements), due 2022. Borrowings under the Term Loan Credit Agreement were issued with an original issue discount, at an issue price of 97.00%, and incurred interest at a rate per annum equal to LIBOR plus 7.00%. In the fourth quarter of 2018, we entered into the First Amendment (as defined in Note 11, “Debt,” of the Consolidated Financial Statements) to reduce the interest rate from LIBOR plus 7.00% to LIBOR plus 5.25%. In connection with the applicable interest rate reduction, we also made a voluntary repayment under the Term Loan Credit Agreement in the amount of $194 million. As a result, we recognized a $15 million loss on modification of debt in 2018, which consists of a 1% prepayment premium and the write-off of unamortized deferred financing costs and original issue discount in an amount proportional to the term loan repaid. We recorded $40 million, $70 million and $10 million of interest expense in 2019, 2018 and 2017, respectively, related to the Term Loan Credit Agreement.

Income Taxes

(In millions)	2019	2018	2017
Income tax expense	$47	$59	$153
Effective income tax rate*	32%	37%	51%

*	Income taxes as a percentage of income from continuing operations before income taxes.

Our effective tax rate of 32% in 2019 differs from the statutory rate of 21% primarily due to the impact of state taxes and certain nondeductible items, the recognition of valuation allowances, and our mix of income and losses across U.S. and non-U.S. jurisdictions. Our effective tax rate of 37% in 2018 reflected the same Federal marginal tax rate of 21% and the impact of mixed income and losses across US and non-US jurisdictions. In addition, the 2018 rate was impacted by several discrete items, including the impact of a potentially nondeductible legal settlement and excess tax deficiencies associated with stock-based compensation awards, state taxes, and certain other nondeductible items. We completed several acquisitions and dispositions, some of which resulted in the recognition of gain or loss for tax purposes, which differed from the amount recognized for GAAP purposes. Our effective tax rate in 2017 varied considerably as a result of three primary factors: 1) the impact of the enactment of the Tax Cuts and Jobs Act; 2) the mix of income and losses across U.S. and non-U.S. jurisdictions; and 3) the reduction of previously established valuation allowances against deferred tax assets. As a result, our effective tax rates were 32% in 2019, 37% in 2018 and 51% in 2017.

As a result of the Tax Cuts and Jobs Act, the Alternative Minimum Tax (AMT) for corporations was repealed. In addition, any unused AMT Credits that remain unused for tax years after 2017 can be refunded up to 50% of the unused balance in any tax year. For the 2018 tax year, we received a cash refund of $44 million of our credits in the fourth quarter. For 2019, it is anticipated that $22 million will be available for refund. These amounts are reflected as a reduction of deferred tax assets.

It is expected that we will recognize a large deferred tax liability related to the maturity of the Timber Note Receivable. The entire deferred gain will be recognized, resulting in significant taxable income in the first quarter of 2020. However, the triggered gain is expected to be largely offset by available capital loss carryforwards, both Federal and state, state net operating losses, and any remaining Federal credits. As a result, the majority of our remaining AMT credits will be utilized at that time.

During 2019, we established valuation allowances on certain deferred tax assets related to certain credits and carryforwards that more likely than not will not be utilized prior to expiration.

We continue to have a U.S. valuation allowance for certain U.S. Federal credits and state tax attributes, which relate to deferred tax assets that require either certain types of income or for income to be earned in certain jurisdictions in order to be realized. We will continue to assess the realizability of our deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections could impact this evaluation in future periods.

It is reasonably possible that certain tax positions of $2 million will be resolved within the next 12 months. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

We file a U.S. Federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal and state and local income tax examinations for years before 2017 and 2014, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. Federal income tax examination and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years prior to 2014. Our U.S. Federal income tax returns for 2017 and 2018 are currently under review. Generally, we are subject to routine examination for years 2013 and forward in our international tax jurisdictions.

Refer to Note 6. “Income Taxes” in the Notes to Consolidated Financial Statements for additional tax discussion.

Discontinued Operations

Refer to Note 18. “Discontinued Operations” in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At December 28, 2019, we had $698 million in cash and cash equivalents, an increase of $40 million from December 29, 2018. In addition, at the end of fiscal 2019 we had $920 million of available credit under the Amended Credit Agreement based on the December 2019 borrowing base certificate, for a total liquidity of approximately $1.6 billion, flat with $1.6 billion at the end of fiscal 2018. We currently believe that our cash and cash equivalents on hand, availability of funds under the Amended Credit Agreement, and full year cash flows generated from operations will be sufficient to fund our working capital, capital expenditures, debt repayments, common stock repurchases, cash dividends on common stock, merger integration and restructuring expenses, and future acquisitions consistent with our strategic growth initiatives for at least twelve months from the date of this Annual Report on Form 10-K.

Financing

No amounts were drawn under the Amended Credit Agreement during 2019 and there were no amounts outstanding at December 28, 2019. There were letters of credit outstanding under the Amended Credit Agreement at the end of 2019 totaling $65 million and we were in compliance with all applicable financial covenants as of December 28, 2019.

The Term Loan Credit Agreement contains representations and warranties, events of default, and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on our ability to declare or pay dividends, repurchase common stock, create liens, incur additional indebtedness, make investments, dispose of assets, and merge or consolidate with any other person. In addition, a minimum liquidity maintenance covenant, requiring us and our restricted subsidiaries to retain unrestricted cash, cash equivalents, and availability under our Amended Credit Agreement in an aggregate amount of at least $400 million, will apply at any time that our senior secured leverage ratio under the agreement is greater than 1.50:1.00 as calculated quarterly. At December 28, 2019, the Company’s senior secured leverage ratio was 0.69:1.00 and the Company was in compliance with the agreement.

As disclosed in Note 10. “Timber Notes/Non-Recourse Debt,” in Notes to Consolidated Financial Statements, during the third quarter of 2019, through a bankruptcy remote indirect subsidiary, we entered into a term loan agreement which provides for us to receive a $735 million loan on October 31, 2019 (the “Bridge Loan”) that was used to refinance our Securitization Notes. We received a net cash payment of $87.7 million upon maturity of the Installment Notes and the Bridge Loan on January 29, 2020, which were net settled as they were with the same third-party financial institution. This amount includes principal of $82.5 million and interest of $5.2 million.

Tax refund

As noted in the “Income Taxes” section above, we received a refund of unutilized AMT credits of $44 million in the fourth quarter of 2019. In addition, we anticipate an additional $22 million in 2020 with the filing of our 2019 return.

Strategic Transformation

In addition to the acquisitions disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets in connection with our strategic transformation. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness (Refer to Note 2. “Acquisitions” in the Notes to Consolidated Financial Statements for additional information).

Capital Expenditures

In 2020, we expect capital expenditures of up to approximately $150 million, including investments to support our critical priorities and redesign the layout of our stores to enhance our in-store experience. These expenditures will be funded through available cash on hand and operating cash flows.

Share Repurchases

In November 2018, our Board of Directors approved a stock repurchase program of up to $100 million of our common stock effective January 1, 2019, which extends until the end of 2020 and may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances. However, our ability to repurchase our common stock is subject to certain restrictions under the Term Loan Credit Agreement. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses. In November 2019, the Board of Directors approved an increase in the authorization of the existing stock repurchase program of up to $200 million and extended the program through the end of 2021. The new authorization includes the remaining authorized amount under the existing stock repurchase program. Under the stock repurchase program, we purchased approximately 15 million shares at cost of $40 million in 2019.

Dividends

On February 4, 2020, our Board of Directors declared a cash dividend on our common stock of $0.025 per share, payable on March 13, 2020, to shareholders of record at the close of business on March 2, 2020. The Term Loan Credit Agreement contains certain restrictions on our ability to declare or pay dividends.

CASH FLOWS

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

(In millions)	2019	2018	2017
Operating activities of continuing operations	$366	$616	$467
Investing activities of continuing operations	(119)	(249)	(1,030)
Financing activities of continuing operations	(212)	(414)	473

Operating Activities from Continuing Operations

Cash provided by operating activities of continuing operations decreased by $250 million during 2019 when compared to 2018. This was primarily driven by significant working capital improvements recognized in 2018 that were not replicated in 2019. Cash outflows associated with our Business Acceleration Program of approximately $69 million, a $25 million legal settlement payment which is included in the change in net working capital, and a payment in the amount of $11 million for contingent consideration related to an acquisition were other significant contributors to the decrease in cash flow from operating activities.

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

Investing Activities from Continuing Operations

Cash used in investing activities of continuing operations was $119 million in 2019, primarily driven by $150 million in capital expenditures associated with our service platform, distribution network, retail experience, and eCommerce capabilities. In addition, we spent $22 million in business acquisitions, net of cash acquired. These cash outflows from investing activities were partially offset by net cash proceeds of $50 million associated with the disposal of non-strategic assets.

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

Financing Activities from Continuing Operations

Cash used in financing activities of continuing operations was $212 million in 2019, primarily driven by $98 million net repayments on long and short-term borrowings, $55 million in cash dividends, $40 million in repurchases of common stock, including commissions, and a $12 million acquisition contingent consideration payment up to the amount of the acquisition-date liability.

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

Discontinued Operations

Cash provided by (used in) operating, investing and financing activities of discontinued operations is summarized as follows:

(In millions)	2019	2018	2017
Operating activities of discontinued operations	$—	$11	$(9)
Investing activities of discontinued operations	—	66	(68)
Financing activities of discontinued operations	—	—	(8)

Cash flows from operating activity of discontinued operations reflect cash movements between continuing operating and discontinued operating entities up until the sale of the individual businesses included in the disposal group. All intercompany transactions between discontinued and continuing operating entities are eliminated in consolidation. As disclosed in Note 18. “Discontinued Operations,” in Notes to Consolidated Financial Statements, all discontinued operations were sold in 2018. Accordingly, there were no cash activities of discontinued operations in 2019.

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

Off-Balance Sheet Arrangements

As of December 28, 2019, we had retail stores and other facilities and equipment under operating lease agreements, which are included in the table within the Contractual Obligations section below. Most of these are no longer off-balance sheet arrangements with the adoption of the new lease accounting standard in 2019. Refer to Note 1. “Summary of Significant Accounting Policies” and Note 12. “Leases” in the Notes to Consolidated Financial Statements for additional information about the new lease accounting standard. In addition, Note 17. “Commitments and Contingencies” in the Notes to Consolidated Financial Statements describes certain of our arrangements that contain indemnifications.

Contractual Obligations

The following table summarizes our contractual cash obligations at December 28, 2019, and the effect such obligations are expected to have on liquidity and cash flow in future periods. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
(In millions)	Total	2020	2021- 2022	2023- 2024	Thereafter
Contractual Obligations
Recourse debt:
Long-term debt obligations (1)	$746	$123	$414	$99	$110
Finance lease obligations (2)	90	23	38	20	9
Non-recourse debt (3)	740	740	—	—	—
Operating lease obligations (2)	1,903	461	696	410	336
Purchase obligations (4)	174	81	77	16	—
Total contractual cash obligations	$3,653	$1,428	$1,225	$545	$455

(1)	Long-term debt obligations consist primarily of expected payments (principal and interest) on our $750 million term loan credit facility and $186 million of revenue bonds at various interest rates.
(2)

Finance and operating lease payments include $17 million and $116 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised. Refer to Note 12. “Leases” in the Notes to Consolidated Financial Statements for additional information about our operating and finance lease obligations.

(3)

There is no recourse against us related to the Bridge Loan as recourse is limited to proceeds from the pledged Installment Notes receivable and underlying guaranty. Refer to Note 10. “Timber Notes/Non-Recourse Debt” in the Notes to Consolidated Financial Statements for additional information about our Bridge Loan.

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

If we can unilaterally terminate an agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the amount of the termination fee or the amount that would be paid over the “notice period.” As of December 28, 2019, purchase obligations include marketing services, outsourced accounting services, certain fixed assets and software licenses, service and maintenance contracts for information technology and communication. Contracts that can be unilaterally terminated without a penalty have not been included.

Our Consolidated Balance Sheet as of December 28, 2019 includes $176 million classified as Deferred income taxes and other long-term liabilities. Deferred income taxes and other long-term liabilities primarily consist of net long-term deferred income taxes, deferred lease credits, long-term restructuring accruals, certain liabilities under our deferred compensation plans, accruals for uncertain tax positions, and environmental accruals. Certain of these liabilities have been excluded from the above table as either the amounts are fully funded or the timing and/or the amount of any cash payment is uncertain. Refer to Note 3. “Merger and Restructuring Activity” for a discussion of our restructuring accruals and Note 6. “Income Taxes” in the Notes to Consolidated Financial Statements for additional information regarding our deferred tax positions and accruals for uncertain tax positions.

Our Consolidated Balance Sheet as of December 28, 2019 also includes $86 million of current and non-current pension and postretirement obligations, which is also excluded from the table above, as the timing of the cash payments is uncertain. Our estimate is that payments in future years will total $62 million. This estimate represents the minimum contributions required per Internal Revenue Service funding rules and our estimated future payments under pension and postretirement plans. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, healthcare cost trends, benefit payment patterns and other factors. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. Refer to Note 15. “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for additional information.

In addition to the above, we have outstanding letters of credit totaling $65 million at December 28, 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies and estimates have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies can be found in Note 1. “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. We have also identified certain accounting policies and estimates that we consider critical to understanding our business and our results of operations and we have provided below additional information on those policies. Refer to Note 1. “Summary of Significant Accounting Policies” and Note 12. “Leases” in the Notes to Consolidated Financial Statements for additional information about the significant changes made for adopting the new lease accounting standard in 2019.

Inventory valuation — Inventories are stated at the lower of weighted average cost or net realizable value. We monitor active inventory for excessive quantities and slow-moving items and record adjustments as necessary to lower the value if the anticipated realizable amount is below cost. We also identify merchandise that we plan to discontinue or have begun to phase out and assess the estimated recoverability of the carrying value. This includes consideration of the quantity of the merchandise, the rate of sale, and our assessment of current and projected market conditions and anticipated vendor programs. If necessary, we record a charge to cost of sales to reduce the carrying value of this merchandise to our estimate of the lower of cost or realizable amount. Additional promotional activities may be initiated, and markdowns may be taken as considered appropriate until the product is sold or otherwise disposed. Estimates and judgments are required in determining what items to stock and at what level, and what items to discontinue and how to value them prior to sale.

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

Because of declining sales, store assets are reviewed periodically throughout the year for recoverability of their asset carrying amounts. The frequency of this test may change in future periods if performance warrants. The analysis uses input from retail store operations and our accounting and finance personnel that organizationally report to the Chief Financial Officer. These projections are based on our estimates of store-level sales, gross margins, direct expenses, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. Store asset impairment charges of $54 million, $6 million and $2 million for 2019, 2018 and 2017, respectively, are included in Asset impairments in the Consolidated Statements of Operations. Based on the fourth quarter 2019 analysis, a 100-basis point further decrease in next year sales, combined with a 50-basis point decrease in gross margin from the rates utilized in our analysis, would have increased the impairment charge by less than $1 million. Further, a 100-basis point decrease in sales for all periods would have increased the impairment charge by less than $1 million.

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

Goodwill and other intangible assets — Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired and liabilities assumed in a business combination. We review the carrying amount of goodwill at the reporting unit level on an annual basis, or more frequently, if events or changes in circumstances suggest that goodwill may not be recoverable. For those reporting units where events or change in circumstances indicate that potential impairment indicators exist, we perform a quantitative assessment to determine whether the carrying amount of goodwill can be recovered. A significant amount of judgment is involved in determining if an indicator of impairment has occurred.

When performing the annual goodwill impairment test, we may start with an optional qualitative assessment which involves the evaluation of all events and circumstances, including both positive and negative events, in their totality, to determine whether it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we evaluate goodwill for impairment by comparing the fair value of a reporting unit to its carrying value, including the associated goodwill. We estimate the reporting unit’s fair value using discounted cash flow analysis and market-based evaluations, when available. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. We typically use a combination valuation approaches that are dependent on several significant estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital for each reporting unit. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial statements.

Other intangible assets primarily include customer relationship values, trade names and technology. At December 28, 2019, the net carrying amount of customer relationships totaled $303 million, and primarily related to the CompuCom acquisition and OfficeMax merger. The original valuation assumed continuation of attrition rates previously experienced with these businesses and synergy benefits from the transactions. If we experience an unanticipated decline in sales or profitability associated with these customers, the remaining useful life will be reassessed and could result in either acceleration of amortization or impairment.

Accounting for Business Combinations — We include the results of operations of acquired businesses in our consolidated results prospectively from the date of acquisition. Total purchase consideration of acquired businesses may include contingent consideration based on the future results of operations of the acquired businesses. Significant judgements are required to estimate the future results of operations of the acquired businesses and the contingent consideration. Differences between the actual results of operations of the acquired businesses and the original estimate may result in additional contingent consideration liabilities. Changes in fair value of the contingent consideration may result in additional transaction related expenses. We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. We use various valuation methodologies to estimate the fair value of assets acquired and liabilities assumed, including using a market participant perspective when applying cost, income and relief from royalty analyses, supplemented with market appraisals where appropriate. Significant judgments and estimates are required in preparing these fair value estimates. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and us and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

SIGNIFICANT TRENDS, DEVELOPMENTS AND UNCERTAINTIES

Competitive Factors — We continue to see development and growth of competitors in all segments of our business. In particular, Internet-based companies, mass merchandisers and wholesale clubs, as well as food and drugstore chains, have increased their assortment of home office merchandise, attracting additional back-to-school customers and year-round casual shoppers. We have seen substantial growth in the number of competitors that offer office products over the Internet, as well as the breadth and depth of their product offerings. In addition to large numbers of smaller Internet providers featuring special price incentives and one-time deals (such as close-outs), we are experiencing strong competitive pressures from large Internet providers such as Amazon and Walmart that offer a full assortment of office products through direct sales and, in the case of Amazon, acting as a “storefront” for other specialty office product providers.

Wholesale clubs have expanded beyond their in-store assortment by adding catalogs and websites from which a much broader assortment of products may be ordered. We also face competition from other office supply stores that compete directly with us in numerous markets. This competition is likely to result in increased competitive pressures on pricing, product selection and services provided by our Retail and Business Solutions Divisions. Many of these retail competitors, including discounters, wholesale clubs, and drug stores and grocery chains, carry basic office supply products. Some of them also feature technology products. Many of them may price certain of these offerings lower than we do, but they have not shown an indication of greatly expanding their somewhat limited product offerings at this time. This trend towards a proliferation of retailers offering a limited assortment of office products is a potentially serious trend that could shift purchasing away from office supply specialty retailers and adversely impact our results. Another trend in our office products industry has been consolidation, as competitors in office supply stores and the copy/print channel have been acquired and consolidated into larger, well-capitalized corporations. This trend towards consolidation, coupled with acquisitions by financially strong organizations, is potentially a significant trend in our office products industry that could impact our results. Additionally, consumers are utilizing more technology and purchasing less paper, ink and toner, physical file storage and general office supplies. Lower demand for printing paper is causing a decline in manufacturing and ensuing industry supply of paper products. This in turn is leading to a meaningful increase in paper cost, which we are not always able to pass along to our customers commensurably.

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

The impact on cash and cash equivalents held at December 28, 2019 from a hypothetical 50-basis point change in interest rates would be an increase or decrease in interest income of approximately $3 million. The impact on our term loan at December 28, 2019 from a hypothetical 50-basis point change in interest rates would be an increase or decrease in interest expense of approximately $2 million.

The following table provides information about our debt portfolio outstanding as of December 28, 2019, that is sensitive to changes in interest rates. The following table does not include our obligations for pension plans and other postretirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. Refer to Note 15. “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for additional information about our pension plans and other postretirement benefits obligations.

	2019			2018
(In millions)	Carrying Amount	Fair Value	Risk Sensitivity	Carrying Amount	Fair Value	Risk Sensitivity
Financial assets:
Timber notes receivable	$819	$819	$—	$842	$835	$4
Financial liabilities:
Recourse debt:
Term Loan, due 2022	$393	$409	$2	$463	$490	$2
Revenue bonds, due in varying amounts periodically through 2029	$186	$186	$4	$186	$184	$4
American & Foreign Power Company, Inc. 5% debentures, due 2030	$15	$14	$1	$14	$14	$1
Non-recourse debt — Timber notes	$735	$735	$1	$754	$750	$3

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50-basis point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50-basis point change in interest rates prevailing at year-end.

Foreign Exchange Rate Risk

We conduct business through our entities in Canada, Mexico, India, Costa Rica and China, where their functional currency is not the U.S. dollar. We continue to assess our exposure to foreign currency fluctuations against the U.S. dollar. As of December 28, 2019, a 10% change in the applicable foreign exchange rates would have resulted in an increase or decrease in our pretax earnings of approximately $4 million.

Commodities Risk

We operate a large network of stores and delivery centers. As such, we purchase fuel needed to transport products to our stores and customers as well as pay shipping costs to import products from overseas. We are exposed to potential changes in the underlying commodity costs associated with this transport activity.

We enter into economic hedge transactions for a portion of our anticipated fuel consumption. These arrangements are marked to market at each reporting period. Some of these arrangements may not be designated as hedges for accounting purposes and changes in value are recognized in current earnings through the Cost of goods sold and occupancy costs line in the Consolidated Statements of Operations. Those that are designated as hedges for accounting purposes are also marked to market at each reporting period, with the change in value deferred in accumulated other comprehensive income until the related fuel is consumed. In 2018, we entered into contracts for approximately two million gallons of fuel that were settled in January 2020. Currently, these economic hedging transactions are not considered material. As of December 28, 2019, excluding the impact of any hedge transaction, a 10% change in domestic commodity costs would have resulted in an increase or decrease in our operating profit of approximately $5 million.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to information in the “Market Sensitive Risks and Positions” subsection of MD&A of this Annual Report.

CONTROLS AND PROCEDURES

MANAGEMENT’S DISCLOSURES

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

Based on management’s evaluation, our principal executive and financial officer has concluded that, as of December 28, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of 2019, we implemented certain internal controls over financial reporting in connection with our adoption of the new lease accounting standard. Other smaller companies we acquired during 2018 have been integrated into our overall internal control over financial reporting processes throughout 2019.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 28, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 28, 2019.

Our internal control over financial reporting as of December 28, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Office Depot, Inc.

Boca Raton, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Office Depot, Inc. and subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended December 28, 2019, of the Company and our report dated February 26, 2020 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

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

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 26, 2020

REFERENCE TO THE PROXY STATEMENT

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers is set forth under the caption “Information About Our Executive Officers” within Who Manages Our Business of this Annual Report.

Information required by this item with respect to our directors and the nomination process will be contained under the heading “Election of Directors” and “Corporate Governance,” respectively, in the proxy statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) within 120 days after the end of our fiscal year, which information is incorporated by reference in this Annual Report.

Information required by this item with respect to our audit committee and our audit committee financial experts will be contained in the Proxy Statement under the heading “Corporate Governance – Board and Committee Responsibilities” and is incorporated by reference in this Annual Report.

Information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be contained in the Proxy Statement under the heading “Delinquent Section 16(a) Reports” and is incorporated by reference in this Annual Report.

Our Code of Ethical Behavior is in compliance with applicable rules of the SEC that apply to our principal executive officer, our principal financial officer, and our principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethical Behavior is available free of charge on the “Investor Relations” section of our website, www.officedepot.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethical Behavior by posting such information on our website at the address and location specified above.

EXECUTIVE COMPENSATION

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

The information required by this item with respect to compensation policies and practices as they relate to the Company’s risk management will be contained in the Proxy Statement under the heading “Corporate Governance” under the subheadings “Board Oversight of Risk” and “Risk Assessment of Compensation Programs” and are incorporated by reference in this Annual Report.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item with respect to such contractual relationships and director independence will be contained in the Proxy Statement under the heading “Corporate Governance” under subheadings “Related Person Transactions Policy” and “Director Independence and Independence Determinations,” respectively, and is incorporated by reference in this Annual Report.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accounting fees and services and pre-approval policies will be contained in the Proxy Statement under the headings “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” respectively, and is incorporated by reference in this Annual Report.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DETAILS

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

1.	The financial statements listed in “Index to Financial Statements.”
2.

All other financial statements are omitted because the required information is not applicable, or because the information is included in the “Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.”

3.	Exhibits.

INDEX TO EXHIBITS FOR OFFICE DEPOT 10-K

Exhibit Number	Exhibit

3.1	Amended and Restated Bylaws of Office Depot, Inc. (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on August 1, 2018).

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

4.2	Description of Office Depot, Inc.’s Securities.

10.1

Office Depot, Inc. 2019 Long-Term Incentive Plan (Incorporated by reference from the respective annex to the Proxy Statement for Office Depot, Inc.’s 2019 Annual Meeting of Shareholders, filed with the SEC on March 20, 2019).*

10.2	Office Depot, Inc. 2017 Long-Term Incentive Plan (Incorporated by reference from Exhibit 99.1 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on July 20, 2017).*

10.3	Office Depot, Inc. 2015 Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).*

10.4	Office Depot Corporate Annual Bonus Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 22, 2015).

10.5

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

10.6

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

10.7

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

10.8

Form of Third Amendment, dated as of November 1, 2013, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February  24, 2012 and the Second Amendment to the Amended and Restated Credit Agreement, dated as of March  4, 2013, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014).

10.9

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

10.10

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

10.11

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

10.12

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

10.13

First Amendment, dated as of November 21, 2018, to Credit Agreement dated as of November 8, 2017, among the Company, as borrower, the other loan parties party thereto, the lenders party thereto, Goldman Sachs Lending Partners LLC, as administrative agent and collateral agent, the other financial institutions party thereto, and Goldman Sachs Lending Partners LLC as Purchasing Term Lender (Incorporated by reference from Office Depot’s Annual Report filed on Form 10-K, filed with the SEC on February 27, 2019).

10.14	Form of Restricted Stock Award Agreement (Incorporated by reference from Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).*

10.15	Form of Restricted Stock Agreement (Directors) (Incorporated by reference from Exhibit 99.2 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on July 20, 2017)*

10.16	Form of Restricted Stock Unit Agreement (Directors) (Incorporated by reference from Exhibit 99.3 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on July 20, 2017).*

10.17	Form of Restricted Stock Unit Agreement (Executives) (Incorporated by reference from Exhibit 99.4 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on July 20, 2017).*

10.18

Form of AOI Performance Share Award Agreement (Executives) (Incorporated by reference from Exhibit 99.5 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on July 20, 2017).*

10.19

Form of TSR Performance Share Award Agreement (Executives) (Incorporated by reference from Exhibit 99.6 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on July 20, 2017).*

10.20	Employment Agreement between the Company and Gerry P. Smith (Incorporated by reference from Office Depot Inc.’s Current Report on Form 8-K, filed with the SEC on January 30, 2017).*

Exhibit Number	Exhibit

10.21

2017 Non-Qualified Stock Option Award Agreement between the Company and Gerry P. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on January 30, 2017).*

10.22

2017 Restricted Stock Unit Award Agreement between the Company and Gerry P. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on January 30, 2017).*

10.23	Form of Restricted Stock Unit Award Agreement (Incorporated by reference from Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).

10.24

The Office Depot, Inc. Executive Change in Control Severance Plan effective August 1, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on August 7, 2014).

10.25	Form of Office Depot Inc. Indemnification Agreement (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 28, 2018).

10.26	Form of Restricted Stock Agreement (Directors) (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on May 8, 2019).*

10.27	Form of Restricted Stock Unit Agreement (Directors) (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on May 8, 2019).*

10.28	Form of Restricted Stock Unit Agreement (Executives) (Incorporated by reference from Office Depot’s Quarterly Report on Form 8-K, filed with the SEC on May 8, 2019).*

10.29	Form of FCF Performance Share Award Agreement (Executives) (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on May 8, 2019).*

10.30	Form of TSR Performance Share Award Agreement (Executives) (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on May 8, 2019).*

10.31	Letter Agreement between the Company and Mick Slattery (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on June 25, 2019).*

10.32	Retention Agreement, dated November 21, 2019, between the Company and Joseph T. Lower.*

21	List of Office Depot, Inc.’s Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**

Denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.

(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February 2020.

OFFICE DEPOT, INC.

By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 26, 2020.

Signature	Capacity

/s/ GERRY P. SMITH Gerry P. Smith	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), Director

/s/ RICHARD A. HAAS Richard A. Haas	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ JOSEPH S. VASSALLUZZO	Chairman, Board of Directors
Joseph S. Vassalluzzo

/s/ QUINCY L. ALLEN	Director
Quincy L. Allen

/s/ KRISTIN A. CAMPBELL	Director
Kristin A. Campbell

/s/ CYNTHIA T. JAMISON	Director
Cynthia T. Jamison

/s/ V. JAMES MARINO	Director
V. James Marino

/s/ FRANCESCA RUIZ DE LUZURIAGA	Director
Francesca Ruiz de Luzuriaga

/s/ SHASHANK SAMANT	Director
Shashank Samant

/s/ DAVID M. SZYMANSKI	Director
David M. Szymanski

/s/ NIGEL TRAVIS	Director
Nigel Travis

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Office Depot, Inc.

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Office Depot, Inc. and subsidiaries (the "Company") as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three fiscal years in the period ended December 28, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2019 due to the adoption of ASC 842, Leases. The Company changed its method of accounting for revenue in fiscal year 2018 due to the adoption of ASC 606, Revenues from Contracts with Customers. The adoption of ASC 842, Leases is communicated as a critical audit matter below.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill — Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The Company’s consolidated goodwill balance was $944 million at December 28, 2019. Goodwill is tested for impairment by management at least annually at the reporting unit level by comparing allocated carrying value of goodwill to the estimated fair value of the respective reporting unit or through a qualitative assessment to determine whether it is not more likely than not that the fair values of the reporting units are less than their respective carrying amounts. The determination of fair value of the reporting units, or events and conditions affecting fair value in the case of a qualitative analysis, require management to make significant estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital for each reporting unit. An adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the financial statements. The Company acquired CompuCom in November 2017. CompuCom was purchased to further the Company’s strategic direction to transform into a more services-driven technology business and, therefore, the CompuCom business differs from the Company’s legacy business operations. As a result of the acquisition, a new reporting unit was established, with a goodwill balance of $456 million at December 28, 2019. CompuCom reported an operating loss for 2019 that was mainly driven by shortfalls in revenue and profitability in the first quarter of 2019.

Given the significant judgments made by management to estimate the fair value of the CompuCom reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments related to forecasts of future revenues, cost of sales, expenses, and weighted-average cost of capital for the CompuCom reporting unit included the following, among others:

•	We tested the effectiveness of controls relating to management’s goodwill impairment tests, including those over the forecasts and the weighted-average cost of capital.
•

Due to the lack of historical experience available for CompuCom, we evaluated the reasonableness of management’s revenue, cost of sales and expenses forecasts by comparing forecasts to (1) the actual 2018 and 2019 operating results of CompuCom, (2) internal communications amongst management and the board of directors, (3) external communications made by management to analysts and investors, (4) evidence obtained throughout the audit, and (5) industry reports discussing the operating forecasts for the technology services industry.

•

We evaluated the impact of changes in management’s operating forecasts for the CompuCom reporting unit from June 30, 2019, the previous annual measurement date and November 24, 2019, the revised annual measurement date, to the fiscal year end of December 28, 2019.

•	With the assistance of our fair value specialists, we evaluated the valuation methodology and assumptions used to determine the fair value of CompuCom, such as the weighted average cost of capital, by
o	Testing the underlying source information and mathematical accuracy of the calculations
o	Developing a range of independent estimates and comparing those to the assumptions used by management
o	For the weighted-average cost of capital, we compared the amount used by management to the amounts associated with other technology services companies with a similar risk profile, and
o	Evaluating the interaction between the weighted-average cost of capital and the forecasts to understand and sensitize management’s assumptions regarding risk inherent in the forecast

ASC 842, Leases, Adoption - Incremental Borrowing Rate at Adoption – Refer to Notes 1 and 12 to the financial statements.

Critical Audit Matter Description

On December 30, 2018, the Company adopted ASC 842, Leases, and recognized operating lease right-of-use (ROU) assets and operating lease liabilities of $1.4 billion and $1.6 billion, respectively. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As the rate implicit in the lease is not readily determinable, the Company utilized its incremental borrowing rate (IBR) based on the information available at the commencement date of ASC 842 to determine the present value of future payments. The determination of the appropriate IBR requires management to use significant estimates and assumptions as to its credit rating, its base rates and credit spread, and other management assumptions for the impact of collateral.

Given the significant judgments made by management to determine IBR at adoption based on information available at commencement date, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to its credit rating and its base rates and credit spread required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the incremental borrowing rate used by management to present the operating lease ROU assets and operating lease liabilities at time of adoption of ASC 842 included the following, among others:

•

We tested the effectiveness of controls related to management’s determination of the incremental borrowing rate, including management’s methodology and assumptions used as to its credit rating, and its base rates and credit spread.

•	With the assistance of our fair value specialists, we evaluated the methodology used to determine the incremental borrowing rate by:
o	Evaluating the reasonableness of the model and inputs utilized, including credit ratings and base rate and spreads
o	Confirming the accuracy of the data used by management by independently obtaining the data from sources
o	Assessing the mathematical accuracy of the calculations used, and
o	Testing management’s assumptions including lease terms, lease liability amounts, and the Company’s lease portfolio approach

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 26, 2020

We have served as the Company's auditor since 1990.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	2019	2018	2017
Sales:
Products	$9,034	$9,322	$9,320
Services	1,613	1,693	920
Total sales	10,647	11,015	10,240
Cost of goods sold and occupancy costs:
Products	7,088	7,313	7,236
Services	1,095	1,151	543
Total cost of goods sold and occupancy costs	8,183	8,464	7,779
Gross profit	2,464	2,551	2,461
Selling, general and administrative expenses	2,101	2,193	2,036
Asset impairments	56	7	4
Merger and restructuring expenses, net	116	72	94
Legal expense accrual	—	25	—
Operating income	191	254	327
Other income (expense):
Interest income	23	25	22
Interest expense	(89)	(121)	(62)
Loss on extinguishment and modification of debt	—	(15)	—
Other income, net	21	15	12
Income from continuing operations before income taxes	146	158	299
Income tax expense	47	59	153
Net income from continuing operations	99	99	146
Discontinued operations, net of tax	—	5	35
Net income	$99	$104	$181
Basic earnings per common share
Continuing operations	$0.18	$0.18	$0.28
Discontinued operations	—	0.01	0.07
Net basic earnings per common share	$0.18	$0.19	$0.35
Diluted earnings per common share
Continuing operations	$0.18	$0.18	$0.27
Discontinued operations	—	0.01	0.06
Net diluted earnings per common share	$0.18	$0.19	$0.34

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	2019	2018	2017
Net income	$99	$104	$181
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	21	(36)	25
Reclassification of foreign currency translation adjustments realized upon disposal of businesses	—	29	(1)
Change in deferred pension, net of $6 million, $9 million and $15 million of deferred income taxes in 2019, 2018 and 2017, respectively	12	(14)	28
Other	—	—	(1)
Total other comprehensive income (loss), net of tax, where applicable	33	(21)	51
Comprehensive income	$132	$83	$232

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	December 28,	December 29,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$698	$658
Receivables, net	823	885
Inventories	1,032	1,065
Prepaid expenses and other current assets	75	75
Timber notes receivable, current maturities	819	—
Total current assets	3,447	2,683
Property and equipment, net	679	763
Operating lease right-of-use assets	1,413	—
Goodwill	944	914
Other intangible assets, net	388	422
Timber notes receivable	—	842
Deferred income taxes	183	284
Other assets	257	258
Total assets	$7,311	$6,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,026	$1,110
Accrued expenses and other current liabilities	1,219	978
Income taxes payable	8	2
Short-term borrowings and current maturities of long-term debt	106	95
Non-recourse debt, current maturities	735	—
Total current liabilities	3,094	2,185
Deferred income taxes and other long-term liabilities	176	300
Pension and postretirement obligations, net	85	111
Long-term debt, net of current maturities	575	690
Operating lease liabilities	1,208	—
Non-recourse debt	—	754
Total liabilities	5,138	4,040
Commitments and contingencies
Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $0.01 par value; issued shares — 620,424,775 at December 28, 2019 and 614,170,704 at December 29, 2018; outstanding shares — 535,182,317 at December 28, 2019 and 543,833,428 at December 29, 2018	6	6
Additional paid-in capital	2,647	2,677
Accumulated other comprehensive loss	(66)	(99)
Accumulated deficit	(89)	(173)
Treasury stock, at cost — 85,242,458 shares at December 28, 2019 and 70,337,276 shares at December 29, 2018	(325)	(285)
Total stockholders’ equity	2,173	2,126
Total liabilities and stockholders’ equity	$7,311	$6,166

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	2019	2018	2017
Cash flows from operating activities of continuing operations:
Net income	$99	$104	$181
Income from discontinued operations, net of tax	—	5	35
Net income from continuing operations	99	99	146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204	192	159
Amortization of debt discount and issuance costs	8	10	3
Charges for losses on receivables and inventories	26	37	70
Asset impairments	56	7	4
Gain on disposition of assets, net	(23)	(5)	(4)
Loss on extinguishment and modification of debt	—	15	—
Compensation expense for share-based payments	33	27	28
Deferred income taxes and deferred tax asset valuation allowances	100	40	137
Contingent consideration payments in excess of acquisition-date liability	(11)	—	—
Changes in assets and liabilities:
Decrease in receivables	63	43	15
Decrease (increase) in inventories	19	(2)	160
Net decrease in prepaid expenses, operating lease right-of-use assets, and other assets	321	4	2
Net increase (decrease) in trade accounts payable, accrued expenses, operating lease liabilities, and other current and other long-term liabilities	(532)	140	(252)
Other operating activities	3	9	(1)
Total adjustments	267	517	321
Net cash provided by operating activities of continuing operations	366	616	467
Cash flows from investing activities of continuing operations:
Capital expenditures	(150)	(187)	(141)
Businesses acquired, net of cash acquired	(22)	(81)	(872)
Proceeds from disposition of assets	50	15	30
Purchase of leased head office facility	—	—	(42)
Other investing activities	3	4	(5)
Net cash used in investing activities of continuing operations	(119)	(249)	(1,030)
Cash flows from financing activities of continuing operations:
Net payments on long and short-term borrowings	(98)	(97)	(31)
Cash used in extinguishment and modification of debt	—	(7)	—
Debt retirement	(735)	(194)	—
Debt issuance	736	—	728
Cash dividends on common stock	(55)	(55)	(53)
Share purchases for taxes, net of proceeds from employee share-based transactions	(9)	(3)	(17)
Repurchase of common stock for treasury	(40)	(39)	(56)
Contingent consideration payments up to amount of acquisition-date liability	(12)	—	—
Acquisition of non-controlling interest	—	(18)	—
Payment to extinguish finance lease obligation	—	—	(92)
Other financing activities	1	(1)	(6)
Net cash provided by (used in) financing activities of continuing operations	(212)	(414)	473
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	11	(9)
Investing activities of discontinued operations	—	66	(68)
Financing activities of discontinued operations	—	—	(8)
Net cash provided by (used in) discontinued operations	—	77	(85)
Effect of exchange rate changes on cash and cash equivalents	5	(9)	7
Net increase (decrease) in cash, cash equivalents and restricted cash	40	21	(168)
Cash, cash equivalents and restricted cash at beginning of period	660	639	807
Cash, cash equivalents and restricted cash at end of period	700	660	639
Cash and cash equivalents of discontinued operations	—	—	14
Cash, cash equivalents and restricted cash at end of period — continuing operations	$700	$660	$625
Supplemental information on operating, investing, and financing activities
Cash interest paid, net of amounts capitalized and Timber notes/Non-recourse debt	$61	$93	$34
Cash taxes paid (refunded), net	$(43)	$(5)	$18
Non-cash asset additions under finance leases	$27	$24	$5

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 31, 2016	557,892,568	$6	$2,618	$(129)	$(453)	$(190)	$1,852
Net income	—	—	—	—	181	—	181
Other comprehensive income	—	—	—	51	—	—	51
Exercise and release of incentive stock (including income tax benefits and withholding)	8,702,452	—	(17)	—	—	—	(17)
Amortization of long-term incentive stock grants	—	—	29	—	—	—	29
Dividends paid on common stock ($0.10 per share)	—	—	(53)	—	—	—	(53)
Adjustment for adoption of accounting standard	—	—	1	—	(1)	—	—
Common stock issuance related to the CompuCom acquisition	43,758,974	—	135	—	—	—	135
Noncontrolling interest redemption value adjustment	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	—	—	—	—	(56)	(56)
Balance at December 30, 2017	610,353,994	$6	$2,711	$(78)	$(273)	$(246)	$2,120
Net income	—	—	—	—	104	—	104
Other comprehensive income	—	—	—	(21)	—	—	(21)
Exercise and release of incentive stock (including income tax benefits and withholding)	4,064,910	—	(3)	—	—	—	(3)
Amortization of long-term incentive stock grants	—	—	27	—	—	—	27
Dividends paid on common stock ($0.10 per share)	—	—	(55)	—	—	—	(55)
Adjustment for adoption of accounting standard	—	—	—	—	(4)	—	(4)
Acquisition escrow shares returned	(248,200)	—	(1)	—	—	—	(1)
Repurchase of common stock	—	—	—	—	—	(39)	(39)
Other	—	—	(2)	—	—	—	(2)
Balance at December 29, 2018	614,170,704	$6	$2,677	$(99)	$(173)	$(285)	$2,126
Net income	—	—	—	—	99	—	99
Other comprehensive loss	—	—	—	33	—	—	33
Exercise and release of incentive stock (including income tax benefits and withholding)	6,254,071	—	(8)	—	—	—	(8)
Amortization of long-term incentive stock grants	—	—	33	—	—	—	33
Dividends paid on common stock ($0.10 per share)	—	—	(55)	—	—	—	(55)
Adjustment for adoption of accounting standard	—	—	—	—	(15)	—	(15)
Repurchase of common stock	—	—	—	—	—	(40)	(40)
Balance at December 28, 2019	620,424,775	$6	$2,647	$(66)	$(89)	$(325)	$2,173

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Office Depot, Inc. including its consolidated subsidiaries (“Office Depot” or the “Company”), is a leading provider of business services and supplies, products and technology solutions to small, medium and enterprise businesses, through a fully integrated business-to-business (“B2B”) distribution platform of 1,307 retail stores, online presence, and dedicated sales professionals and technicians. Through its banner brands Office Depot®, OfficeMax®, CompuCom® and Grand & Toy®, as well as others, the Company offers its customers the tools and resources they need to focus on starting, growing and running their business. The Company’s corporate headquarters is located in Boca Raton, FL, and its primary website is www.officedepot.com.

At December 28, 2019, the Company had three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and the CompuCom Division.

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

In September 2016, the Company’s Board of Directors committed to a plan to sell substantially all of the Company’s International Division operations (the “International Operations”). Accordingly, those operations are presented herein as discontinued operations. The sale of the International Operations was complete as of June 30, 2018 and there were no remaining assets or liabilities of discontinued operations in the Consolidated Balance Sheets. Refer to Note 5 for additional information regarding our Divisions and operations in geographic areas and Note 18 for Discontinued Operations information.

Fiscal Year: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. All years presented in the Consolidated Financial Statements consisted of 52 weeks. Certain subsidiaries, including CompuCom, operate on a calendar year basis; however, the reporting difference did not have a material impact in any period presented.

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

Business Combinations: The Company applies the acquisition method of accounting for acquisitions where the Company is considered the accounting acquirer in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). The results of operations of acquired businesses are included in the Company’s consolidated results prospectively from the date of acquisition. The Company allocates the fair value of purchase consideration to the tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. Various valuation methodologies are used to estimate the fair value of assets acquired and liabilities assumed, including using a market participant perspective when applying cost, income and relief from royalty analyses, supplemented with market appraisals where appropriate. Significant judgments and estimates are required in preparing these fair value estimates. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and the Company and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred. Refer to Note 2 for additional information.

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

Amounts not yet presented for payment to zero balance disbursement accounts of $25 million and $27 million at December 28, 2019 and December 29, 2018, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 28, 2019, cash and cash equivalents from continuing operations held outside the United States amounted to $190 million.

Restricted Cash: Restricted cash consists primarily of short-term cash deposits having original maturity dates of twelve months or less that serve as collateral to certain of the Company’s letters of credit. Restricted cash is valued at cost, which approximates fair value. At December 28, 2019 and December 29, 2018, restricted cash amounted to $2 million and is included in Prepaid expenses and other current assets in the Consolidated Balance Sheets.

Receivables: Trade receivables totaled $599 million and $655 million at December 28, 2019 and December 29, 2018, respectively, net of an allowance for doubtful accounts of $10 million in both periods, to reduce receivables to an amount expected to be collectible from customers.

Exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the United States or internationally. No single customer accounted for more than 10% of total sales or receivables in 2019, 2018 or 2017. Other receivables were $225 million and $230 million at December 28, 2019 and December 29, 2018, respectively, of which $162 million and $183 million, respectively, are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs.

Inventories: Inventories are stated at the lower of cost or net realizable value and are reduced for inventory losses based on estimated obsolescence and the results of physical counts. The weighted average method is used throughout the Company to determine the cost of inventory. In-bound freight is included as a cost of inventories; cash discounts and certain vendor allowances that are related to inventory purchases are recorded as a product cost reduction.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. The Company reviews the carrying amount of goodwill at the reporting unit level on an annual basis, or more frequently, if events or changes in circumstances suggest that goodwill may not be recoverable. For those reporting units where events or change in circumstances indicate that potential impairment indicators exist, the Company performs a quantitative assessment to determine whether the carrying amount of goodwill can be recovered. A significant amount of judgment is involved in determining if an indicator of impairment has occurred.

When performing the annual goodwill impairment test, the Company may start with an optional qualitative assessment. As part of the qualitative assessment, the Company evaluates all events and circumstances, including both positive and negative events, in their totality, to determine whether it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, the Company evaluates goodwill for impairment by comparing the fair value of a reporting unit to its carrying value, including the associated goodwill. The Company estimates the reporting unit’s fair value using discounted cash flow analysis and market-based evaluations, when available. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The Company typically uses a combination of different Level 3 valuation approaches that are dependent on several significant estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital for each reporting unit. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s Consolidated Financial Statements.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually. The Company evaluates its indefinite-lived intangible assets for impairment annually, or sooner if indications of possible impairment are identified. When performing the annual impairment test, the Company may first start with an optional qualitative assessment to determine whether it is not more likely than not that its indefinite-lived intangible assets are impaired. As part of a qualitative assessment, the Company evaluates relevant events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset. If the Company bypasses the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, the Company evaluates its indefinite-lived intangible assets for impairment by comparing the fair value of the asset to its carrying amount.

During the third quarter of 2019, the Company decided to change its annual goodwill and indefinite lived intangible assets impairment assessment date from the first day of the third quarter to the first day of fiscal month December. The change in measurement date represents a change in method of applying an accounting principle. This change was preferable because it aligned the Company’s impairment testing procedures with its annual business planning and budgeting process, which occurs in the fourth quarter of each year, and with the timing of the development of its multi-year strategic plan. This change in accounting principle related to the annual testing date did not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively as it was impracticable to do so because retrospective application would have required application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively. In addition, this change did not have a material impact on the Company’s Consolidated Financial Statements.

Intangible assets determined to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to the Company’s future cash flows. The Company periodically reviews its amortizable intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization or asset impairment.

Refer to Note 9 for additional information on goodwill and other intangible assets.

Impairment of Long-Lived Assets: Long-lived assets with identifiable cash flows are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Retail store long-lived assets are regularly reviewed for impairment indicators. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage, and any costs of disposition. The fair value estimate is generally the discounted amount of estimated store-specific cash flows.

Facility Closure and Severance Costs: Retail store performance is regularly reviewed against expectations and stores not meeting performance requirements may be closed. During the third quarter of 2016, the Company initiated a program to close up to 300 underperforming retail stores over a three-year period as part of the comprehensive business review (the “Comprehensive Business Review”). The Company completed 208 retail store closures through the conclusion of the program in 2019. During the second quarter of 2019, the Company initiated a new program to close approximately 90 underperforming retail stores in 2020 and 2021, and 9 other facilities, consisting of distribution centers and sales offices, as part of the Business Acceleration Program. Through the end of 2019, the Company closed 7 other facilities since announcing the Business Acceleration Program.

Costs associated with facility closures, principally accrued lease costs, are recognized when the facility is no longer used in an operating capacity or when a liability has been incurred. Retail store assets, including operating lease right-of-use (“ROU”) assets, are also reviewed for possible impairment, or reduction of estimated useful lives.

The Company recognizes charges or credits to adjust remaining closed facility accruals to reflect current expectations. Adjustments to facility closure costs are presented in the Consolidated Statements of Operations in Selling, general and administrative expenses if the related facility was closed as part of ongoing operations or in Merger and restructuring expenses, net, if the related facility was closed as part of a merger integration plan or restructuring plan. Refer to Note 3 for additional information on accrued expenses relating to closed facilities. The short-term and long-term components of this liability are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Consolidated Balance Sheets. Employee termination costs covered under written and substantive plans are accrued when probable and estimable and consider continuing service requirements, if any. Additionally, incremental one-time employee benefit costs are recognized when the key terms of the arrangements have been communicated to affected employees. Amounts are recognized when communicated or over the remaining service period, based on the terms of the arrangements.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued Expenses: The major components of Accrued expenses and other current liabilities in the Consolidated Balance Sheets are tax liabilities, payroll and benefit accruals, customer rebates accruals and inventory receipts accruals. In addition, the December 28, 2019 Consolidated Balance Sheet includes the short-term portion of the Company’s operating lease liabilities. Accrued payroll and benefits were $150 million and $173 million at December 28, 2019 and December 29, 2018, respectively.

Fair Value of Financial Instruments: The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In developing its fair value estimates, the Company uses the following hierarchy:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data.
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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Merger and Restructuring Expenses, net: Merger and restructuring expenses, net in the Consolidated Statements of Operations includes charges and, where applicable, credits for costs such as acquisition related expenses, employee termination and retention, transaction and integration-related professional fees, facility closure costs, gains and losses on asset dispositions, and other incremental costs directly related to these activities.

This presentation is used to separately identify these significant costs apart from expenses incurred to sell to and service the Company’s customers or that are more directly related to ongoing operations. Changes in estimates and accruals related to these activities are also reflected on this line. Merger and restructuring expenses, net are not included in the measure of Division operating income. Refer to Note 3 for additional information.

Advertising: Advertising expenses are charged to Selling, general and administrative expenses when incurred. Advertising expenses recognized were $249 million in 2019, $270 million in 2018 and $264 million in 2017. Prepaid advertising expenses were $6 million as of December 28, 2019, $5 million as of December 29, 2018 and $6 million as of December 30, 2017.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental and Asbestos Matters: Environmental and asbestos liabilities relate to acquired legacy paper and forest products businesses and timberland assets. The Company accrues for losses associated with these obligations when probable and reasonably estimable. These liabilities are not discounted. A receivable for insurance recoveries is recorded when probable.

Leasing Arrangements: The Company conducts a substantial portion of its business in leased properties. The Company first determines whether an arrangement is a lease at inception. Once that determination is made, leasing arrangements are presented in the Consolidated Balance Sheet as follows:

•	Finance leases:
o	Property and equipment, net –leases which were referred to as capital leases under the old accounting standard;
o	Short-term borrowings and current maturities of long-term debt – short-term obligations to make lease payments arising from the finance lease; and
o	Long-term debt, net of current maturities – long-term obligations to make lease payments arising from the finance lease.
•	Operating leases:
o	ROU assets – the Company’s right to use the underlying asset for the lease term;
o	Accrued expenses and other current liabilities – short-term obligations to make lease payments arising from the operating lease; and
o	Operating lease liabilities – long-term obligations to make lease payments arising from the operating lease.

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As the rate implicit in the lease is not readily determinable for any of the leases, the Company has utilized its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The determination of the appropriate incremental borrowing rate requires management to use significant estimates and assumptions as to its credit rating, base rates and credit spread, and other management assumptions for the impact of collateral. The operating lease ROU asset also includes any lease payments made prior to commencement and excludes lease incentives and initial direct costs incurred. Certain leases include one or more options to renew, with renewal terms that can extend the lease from five to 25 years or more, which is generally at the Company’s discretion. Any option or renewal periods management believed were reasonably certain of being exercised are included in the lease term, and are used in calculating the operating lease ROU assets and lease liabilities. In addition, some of the Company’s leases contain escalation clauses. The Company recognizes rental expense for operating leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease.

The Company has lease agreements with lease and non-lease components, for which it has made an accounting policy election to account for these as a single lease component. Refer to the “New Accounting Standards” section below for more information including the impact in the Consolidated Financial Statements relating to the adoption of the new lease accounting standard.

NEW ACCOUNTING STANDARDS

Standards that are not yet adopted:

Financial Instruments – Credit Losses: In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that modifies the measurement of expected credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update will change the accounting for credit impairment by adding an impairment model that is based on expected losses rather than incurred losses. In July 2018, the FASB approved an amendment to the new guidance that provides transition relief to the adopting entities and allows for an election of the fair value option on certain financial instruments. This accounting standard update, as amended, is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company evaluated the impact of this new standard and believes the adoption will not have a material impact on its Consolidated Financial Statements.

Cloud computing arrangements: In August 2018, the FASB issued an accounting standard update that provides guidance regarding the accounting for implementation costs in cloud computing arrangements. This accounting update is effective for fiscal years beginning

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company evaluated the impact of this new standard and believes the adoption will not have a material impact on its Consolidated Financial Statements.

Defined benefit plan: In August 2018, the FASB issued an accounting standard update that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This accounting update is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will not have a material impact on its Consolidated Financial Statements.

Standards that were adopted:

Leases: In February 2016, the FASB issued an accounting standard update that requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for finance leases and lessors remains relatively unchanged. The accounting standard update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB approved an amendment to the new guidance that introduced an alternative modified retrospective transition approach granting companies the option of using the effective date of the new standard as the date of initial application. The Company adopted the standard on the first day of the first quarter of 2019 using this alternative transition approach.

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

Substantially all of the Company’s retail store locations, supply chain facilities, certain corporate facilities and copy print equipment are subject to operating lease arrangements. As a result, the standard had material impacts in the Consolidated Balance Sheet but did not have an impact in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows. The most significant impacts of the standard in the Consolidated Balance Sheet on the date of adoption were as follows:

•	Recognition of $1.4 billion Operating lease right-of-use assets and $1.6 billion Operating lease liabilities;
•

Derecognition of approximately $41 million of Property and equipment, net and $39 million of financing obligations associated with non-owned properties that were capitalized under previously existing build-to-suit lease accounting rules; and

•

Cumulative effect of $15 million adoption date adjustments to Accumulated deficit comprised of a $20 million impairment charge, net of tax effect, to the operating lease ROU assets, primarily because the fair market value of certain retail stores was lower than their carrying value prior to the adoption date; $4 million deferred gain, net of tax effect, related to transactions accounted for as sales and operating leasebacks under the previous lease accounting standard; and a $1 million credit, net of tax effect, arising from the derecognition of assets and liabilities associated with non-owned properties that were capitalized under previously existing build-to-suit lease accounting rules.

As part of its adoption of the new lease accounting standard, the Company also implemented new internal controls and updated accounting policies and procedures, operational processes and documentation practices to enable the preparation of financial information on adoption. Refer to Note 12 for additional disclosures required as a result of the adoption of this new standard.

Goodwill: In January 2017, the FASB issued an accounting standard update that simplifies how entities assess goodwill for impairment. The revised guidance eliminates the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under this accounting update, a goodwill impairment loss should instead be measured at the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This accounting standard update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adoption permitted. The Company early-adopted this accounting standard update with no material impact to its Consolidated Financial Statements.

NOTE 2. ACQUISITIONS

Since 2017, the Company has been undergoing a strategic business transformation to pivot into an integrated B2B distribution platform, with the objective of expanding its product offerings to include value-added services for its customers and capture greater market share. As part of this transformation, the Company has been acquiring businesses to expand its reach and distribution network into geographic areas that were previously underserved. During 2019, the Company acquired five small independent regional office supply distribution businesses. Of these five acquisitions, two were completed in the first quarter of 2019, two were completed in the second quarter of 2019, and one was completed in the fourth quarter of 2019.

The aggregate total purchase consideration, including contingent consideration, for the five acquisitions completed in 2019 was approximately $27 million, subject to certain customary post-closing adjustments. The aggregate purchase price was primarily funded with cash on hand, with the remainder consisting of contingent consideration estimated to be $2 million, the majority of which will be paid in the third quarter of 2020. The acquisitions were treated as purchases in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction including goodwill and other intangible assets. The Company has performed a preliminary purchase price allocation of the aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transactions, including $1 million of customer relationship intangible assets, $4 million of trade name intangible assets and $22 million of goodwill. An immaterial amount of the aggregate purchase price was allocated to working capital accounts. These assets and liabilities are included in the Consolidated Balance Sheet as of December 28, 2019. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of the acquired office supply distribution businesses are combined with the Company’s operating results subsequent to their purchase dates, and are included in the Business Solutions Division. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses, individually and in the aggregate, are not material to the Company.

The Company recognized a contingent consideration liability of $25 million in connection with the acquisition of an enterprise IT solutions integrator and managed services provider in 2018. In the first quarter of 2019, the Company paid $23 million of this contingent consideration liability, of which $12 million was treated as a financing cash outflow in the Consolidated Statement of Cash Flows because it related to the acquisition-date accrual, and $11 million was presented as a cash outflow from operating activities as it was accrued subsequent to the acquisition date based on new information obtained on the financial performance of the acquired entity. This $11 million accrual was recorded in the Merger and restructuring expenses, net line in the Consolidated Statement of Operations in 2018. The remaining portion of this contingent consideration liability will be paid in 2020.

Based on new information received, the preliminary purchase price allocations of the companies acquired in 2018 and 2019 have been adjusted during the respective measurement periods. These adjustments were insignificant individually and in the aggregate to the Company’s Consolidated Financial Statements. The measurement periods for acquisitions completed in 2018 closed within 2019. Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred, instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger and restructuring expenses, net line in the Consolidated Statements of Operations. Refer to Note 3 for additional information about the merger and restructuring expenses incurred during 2019.

 In February 2020 the Company acquired two small independent regional office supply distribution businesses in the U.S. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses, individually and in the aggregate, are not material to the Company.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. MERGER AND RESTRUCTURING ACTIVITY

Since 2017, the Company has taken actions to optimize its asset base and drive operational efficiencies. These actions include acquiring businesses, closing underperforming stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger and restructuring expenses, net on a separate line in the Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service its customers. These expenses are not included in the determination of Division operating income. The table below summarizes the major components of Merger and restructuring expenses, net.

(In millions)	2019	2018	2017
Merger and transaction related expenses
Severance and retention	$1	$11	$—
Transaction and integration	23	35	37
Facility closure, contract termination and other expenses, net	—	10	5
Total Merger and transaction related expenses	24	56	42
Restructuring expenses
Severance	40	—	28
Professional fees	41	11	6
Facility closure, contract termination, and other expenses, net	11	5	18
Total Restructuring expenses	92	16	52
Total Merger and restructuring expenses, net	$116	$72	$94

MERGER AND TRANSACTION RELATED EXPENSES

In 2019, the Company incurred $24 million of merger and transaction related expenses. Severance and retention include expenses related to the integration of staff functions in connection with business acquisitions and are expensed through the severance and retention period. Transaction and integration include legal, accounting, and other third-party expenses incurred in connection with acquisitions and business integration activities primarily related to CompuCom. Facility closure, contract termination, and other expenses, net relate to facility closure accruals, contract termination costs, gains and losses on asset dispositions, and accelerated depreciation. In 2018 and 2017, merger and transaction related expenses, net include costs incurred for the CompuCom transaction as well as integration expenses associated with the OfficeMax merger. All integration activities related to the OfficeMax merger were completed in 2018.

RESTRUCTURING EXPENSES

Business Acceleration Program

In May 2019, the Company’s Board of Directors approved a company-wide, multi-year, cost reduction and business improvement program to systematically drive down costs, improve operational efficiencies, and enable future growth investments. Under this program (the “Business Acceleration Program”), the Company has made and will continue to make organizational realignments stemming from process improvements, increased leverage of technology and accelerated use of automation. This has resulted and will continue to result in the elimination of certain positions and a flatter organization. In connection with the Business Acceleration Program, the Company also anticipates closing approximately 90 underperforming retail stores in 2020 and 2021, and 9 other facilities, consisting of distribution centers and sales offices, of which 7 were closed as of the end of 2019. Total estimated costs to implement the Business Acceleration Program are expected to be approximately $107 million, comprised of:

(a)	severance and related employee costs of approximately $40 million;
(b)	recruitment and relocation costs of approximately $2 million;
(c)	retail store and facility closure net costs of approximately $7 million;
(d)	third-party costs to facilitate the execution of the Business Acceleration Program of approximately $49 million; and
(e)	other costs of approximately $9 million.

Of the aggregate costs to implement the Business Acceleration Program, approximately $104 million are expected to be cash expenditures through 2021 funded primarily with cash on hand and cash from operations. In 2019, the Company incurred $82 million in restructuring expenses associated with the Business Acceleration Program which consisted of $40 million of severance costs, $39

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million in third-party professional fees, and $3 million of retail store and facility closure costs and other. Of the expenses incurred in 2019, cash expenditures of $69 million were paid through the end of 2019.

Other

Included in restructuring expenses in 2019, 2018 and 2017 are $8 million, $5 million and $50 million, respectively, of costs incurred in connection with the Comprehensive Business Review, a program the Company announced in 2016 and concluded at the end of 2019. These costs include severance, facility closure costs, contract termination, accelerated depreciation, relocation and disposal gains and losses, as well as other costs associated with retail store closures. Under the Comprehensive Business Review, the Company closed a total of 208 retail stores of which 54 occurred in 2019.

Additionally, restructuring expenses in 2018 and 2017 included professional fees of $11 million and $2 million, respectively, associated with planning the Company’s multi-year strategic transformation.

Asset impairments related to the restructuring initiatives are not included in the table above. Refer to Note 16 for further information.

MERGER AND RESTRUCTURING ACCRUALS

The activity in the merger and restructuring accruals in 2019 and 2018 is presented in the table below. Certain merger and restructuring charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

(In millions)	Beginning Balance	Charges Incurred	Cash Payments	Adjustments (a)	Ending Balance
2019
Termination benefits:
Merger-related accruals	$3	$2	$(4)	$—	$1
Comprehensive Business Review	—	—	—	—	—
Business Acceleration Program	—	40	(27)	—	13
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	10	—	—	(10)	—
Comprehensive Business Review	5	6	(5)	(3)	3
Business Acceleration Program	—	42	(37)	—	5
Total	$18	$90	$(73)	$(13)	$22
2018
Termination benefits:
Merger-related accruals	$1	$9	$(7)	$—	$3
Comprehensive Business Review	4	—	(4)	—	—
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	18	5	(13)	—	10
Comprehensive Business Review	9	6	(10)	—	5
Total	$32	$20	$(34)	$—	$18

(a)

Represents reclassification of operating lease obligations associated with facility closures to Operating lease ROU assets in the Consolidated Balance Sheet in accordance with the new lease accounting standard.

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Consolidated Balance Sheets.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. REVENUE RECOGNITION

PRODUCTS AND SERVICES REVENUE

The following table provides information about disaggregated revenue by Division, and major products and services categories.

	2019
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$2,961	$1,670	$—	$16	$4,647
Technology	1,236	1,702	271	2	3,211
Furniture and other	750	421	—	5	1,176
Services
Technology	—	29	709	(14)	724
Copy, print, and other	332	541	14	2	889
Total	$5,279	$4,363	$994	$11	$10,647

	2018
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$2,942	$1,753	$—	$10	$4,705
Technology	1,307	1,938	233	(7)	3,471
Furniture and other	725	414	—	7	1,146
Services
Technology	1	28	843	(4)	868
Copy, print, and other	307	508	10	—	825
Total	$5,282	$4,641	$1,086	$6	$11,015

	2017
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$2,805	$1,801	$—	$7	$4,613
Technology	1,360	2,155	34	1	3,550
Furniture and other	678	473	—	6	1,157
Services
Technology	—	38	119	—	157
Copy, print, and other	265	495	3	—	763
Total	$5,108	$4,962	$156	$14	$10,240

Products revenue includes the sale of:

•	Supplies such as paper, writing instruments, office supplies, cleaning and breakroom items;
•	Technology related products such as toner and ink, printers, computers, tablets and accessories, and electronic storage; and
•	Furniture and other products such as desks, seating, and luggage.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Services revenue includes the sale of:

•

Technology service offerings provided through the Company’s CompuCom Division, such as technology lifecycle management, end user computing and collaboration, service desk, remote technology monitoring and management, and IT workforce solutions, as well as technology support services offerings provided in the Company’s retail stores, such as installation and repair; and

•

Copy, print, and other service offerings such as managed print and fulfillment services, product subscriptions, and sales of third party software, gift cards, warranties, remote support as well as rental income on operating lease arrangements where the Company conveys to its customers the right to use devices and other equipment for a stated period.

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

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts in 2019 and 2018.

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

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and a deferred liability is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of both December 28, 2019 and December 29, 2018, the Company had $12 million of deferred liability related to the loyalty program, which is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to deferred contract acquisition costs (refer to the section “Costs to Obtain a Contract” below) and if applicable, the Company’s conditional right to consideration for completed performance under a contract. The short and long-term components of contract assets in the table below are included in Prepaid expenses and other current assets, and Other assets, respectively, in the Consolidated Balance Sheets. Contract liabilities include payments received in advance of performance under the contract, which are recognized as revenue when the performance obligation is completed under the contract, as well as accrued contract acquisition costs, liabilities related to the Company’s loyalty program and gift cards. The short and long-term components of contract liabilities in the table below are included in Accrued expenses and other current liabilities, and Deferred income taxes and other long-term liabilities, respectively, in the Consolidated Balance Sheets.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	December 28,	December 29,
(In millions)	2019	2018
Trade receivables, net	$599	$655
Short-term contract assets	23	22
Long-term contract assets	17	17
Short-term contract liabilities	52	52
Long-term contract liabilities	1	1

In 2019 and 2018, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $27 million and $35 million in 2019 and 2018, respectively, which were included in the short-term contract liability balance at the beginning of the period. There were no contract assets and liabilities that were recognized in 2019 and 2018 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of the period that transferred to receivables in 2019 and 2018.

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

COSTS TO OBTAIN A CONTRACT

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be capitalized. These costs are periodically reviewed for impairment, and are amortized on a straight-line basis over the expected period of benefit. As of December 28, 2019 and December 29, 2018, capitalized acquisition costs amounted to $40 million and $39 million, respectively, and are reflected in short-term contract assets and long-term contract assets in the table above. In 2019 and 2018, amortization expense was $35 million and $33 million, respectively. The Company had no asset impairment charges related to contract assets in the periods presented herein.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. SEGMENT INFORMATION

At December 28, 2019, the Company had three reportable segments: Business Solutions Division, Retail Division and the CompuCom Division. The Business Solutions Division sells nationally branded as well as the Company’s private branded office supply and adjacency products and services to customers in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites. The Retail Division includes a chain of retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which sell office supplies, technology products and solutions, business machines and related supplies, print, cleaning, breakroom and facilities products, and office furniture as well as offer business services including copying, printing, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are also facilitated through the Company’s regional print production centers. The CompuCom Division provides IT services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including technology lifecycle management, end user computing and collaboration, service desk, remote technology monitoring and management, and IT workforce solutions.

The retained global sourcing operations previously included in the former International Division are not significant and have been presented as Other. Also included in Other is the elimination of intersegment revenues of $14 million and $11 million in 2019 and 2018, respectively. There were no intersegment revenues in 2017.

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

(In millions)		Business Solutions Division	Retail Division	CompuCom Division	Other	Corporate and Discontinued Operations*	Consolidated Total
Sales	2019	$5,279	$4,363	$994	$11	$—	$10,647
	2018	5,282	4,641	1,086	6	—	11,015
	2017	5,108	4,962	156	14	—	10,240
Division operating income (loss)	2019	271	194	(2)	—	—	463
	2018	243	193	17	(2)	—	451
	2017	262	254	8	(3)	—	521
Capital expenditures	2019	43	68	10	—	29	150
	2018	43	108	14	—	22	187
	2017	45	78	5	—	13	141
Depreciation and amortization	2019	66	91	39	—	8	204
	2018	64	83	38	—	7	192
	2017	62	78	5	—	14	159
Charges for losses on receivables and inventories	2019	—	25	1	—	—	26
	2018	3	32	2	—	—	37
	2017	8	62	—	—	—	70
Assets	2019	1,803	2,403	989	10	2,106	7,311
	2018	1,686	1,277	1,033	6	2,164	6,166

*	Amounts included in “Corporate and Discontinued Operations” consist of assets (including all cash and cash equivalents) and depreciation related to corporate activities of continuing operations.

A reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

(In millions)	2019	2018	2017
Division operating income	$463	$451	$521
Add/(subtract):
Asset impairments	(56)	(7)	(4)
Merger and restructuring expenses, net	(116)	(72)	(94)
Legal expense accrual	—	(25)	—
Unallocated expenses	(100)	(93)	(96)
Interest income	23	25	22
Interest expense	(89)	(121)	(62)
Loss on extinguishment and modification of debt	—	(15)	—
Other income, net	21	15	12
Income from continuing operations before income taxes	$146	$158	$299

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. INCOME TAXES

The components of income from continuing operations before income taxes consisted of the following:

(In millions)	2019	2018	2017
United States	$116	$138	$295
Foreign	30	20	4
Total income from continuing operations before income taxes	$146	$158	$299

The income tax expense related to income from continuing operations consisted of the following:

(In millions)	2019	2018	2017
Current:
Federal	$(64)	$3	$4
State	3	7	3
Foreign	8	9	9
Deferred:
Federal	84	27	152
State	11	13	(17)
Foreign	5	—	2
Total income tax expense	$47	$59	$153

The following is a reconciliation of income taxes at the U.S. Federal statutory rate to the provision for income taxes:

(In millions)	2019	2018	2017
Federal tax computed at the statutory rate	$30	$33	$105
State taxes, net of Federal benefit	6	10	12
Foreign income taxed at rates other than Federal	1	5	2
Increase (decrease) in valuation allowance	9	(3)	(36)
Non-deductible Merger expenses	—	—	3
Other non-deductible expenses and settlements	3	10	—
Tax basis differences in investment in subsidiaries	—	(4)	—
Non-taxable income and additional deductible expenses	(4)	(1)	(4)
Change in unrecognized tax benefits	2	1	—
Impact of Tax Reform	—	—	68
Impact of stock compensation shortfall	—	5	3
Repatriation of foreign earnings	—	—	3
Other items, net	—	3	(3)
Income tax expense	$47	$59	$153

The Company’s effective tax rate of 32% in 2019 differs from the statutory rate of 21% primarily due to the impact of state taxes and certain nondeductible items, the recognition of valuation allowances, and the Company’s mix of income and losses across U.S. and non-U.S. jurisdictions. The Company’s effective tax rate of 37% in 2018 reflected the same Federal marginal tax rate of 21% and the impact of the Company’s mix of income and losses across US and non-US jurisdictions. In addition, the 2018 rate was impacted by several discrete items including the impact of a potentially nondeductible legal settlement, the impact of excess tax deficiencies associated with stock-based compensation awards, state taxes, and certain other nondeductible items. The Company completed several acquisitions and dispositions, some of which resulted in the recognition of gain or loss for tax purposes, which differed from the amount recognized for GAAP purposes. The Company’s effective tax rate in 2017 varied considerably as a result of three primary factors: 1) the impact of the enactment of the Tax Cuts and Jobs Act; 2) the Company’s mix of income and losses across U.S. and non-U.S. jurisdictions; and 3) the reduction of previously established valuation allowances against deferred tax assets. As a result, The Company’s effective tax rates were 32% in 2019, 37% in 2018 and 51% in 2017.

As a result of the Tax Cuts and Jobs Act, the Alternative Minimum Tax (AMT) for corporations was repealed. In addition, any unused AMT Credits that remain unused for tax years after 2017 can be refunded up to 50% of the unused balance in any tax year. For the

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2018 tax year, the Company received a cash refund of $44 million of its credits in the fourth quarter. For 2019, it is anticipated that $22 million will be available for refund. These amounts are reflected as a reduction of deferred tax assets.

It is expected that the Company will recognize a large deferred tax liability related to the maturity of the Timber Note Receivable. The entire deferred gain will be recognized resulting in significant taxable income in the first quarter of 2020. It is expected to be largely offset by available capital loss carryforwards, both Federal and state, state net operating losses, and any remaining Federal credits. As a result, the majority of the Company’s remaining AMT credits will be utilized at that time.

During 2019, the Company recognized certain tax assets that more likely than not will not be realized and, as a result, recorded a valuation allowance against those assets. During the third quarter of 2017, the Company concluded that it was more likely than not that a benefit from a significant portion of the Company’s U.S. Federal and state deferred tax assets would not be realized. This conclusion was based on detailed evaluations of all available positive and negative evidence and the weight of such evidence, the current financial position and results of operations for the current and preceding years, and the expectation of continued earnings. The Company determined that its U.S. Federal and state valuation allowance should be reduced by approximately $40 million in 2017 as an adjustment to the estimated annual effective tax rate.

The Company continues to have a U.S. valuation allowance for certain U.S. Federal credits and state tax attributes, which relate to deferred tax assets that require either certain types of income or for income to be earned in certain jurisdictions in order to be realized. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections could impact this evaluation in future periods.

The Company operates in several foreign jurisdictions with income tax rates that differ from the U.S. Federal statutory rate, which resulted in an expense for 2019 and 2018 presented in the effective tax rate reconciliation. Significant foreign tax jurisdictions for which the Company realized such expense are Canada and Puerto Rico after the sale of the other international operations.

The components of deferred income tax assets and liabilities consisted of the following:

	December 28,	December 29,
(In millions)	2019	2018
U.S. and foreign loss carryforwards	$240	$253
Deferred rent credit	—	35
Operating lease right-of-use assets	385	—
Pension and other accrued compensation	53	65
Accruals for facility closings	2	5
Inventory	9	11
Self-insurance accruals	19	21
Deferred revenue	16	17
U.S. and foreign income tax credit carryforwards	168	227
Allowance for bad debts	4	4
Accrued expenses	21	20
Basis difference in fixed assets	31	30
Gross deferred tax assets	948	688
Valuation allowance	(151)	(142)
Deferred tax assets	797	546
Internal software	10	11
Installment gain on sale of timberlands	168	172
Operating lease liabilities	356	—
Intangibles	96	96
Undistributed foreign earnings	4	4
Deferred tax liabilities	634	283
Net deferred tax assets	$163	$263

As of December 28, 2019, and December 29, 2018, deferred income tax liabilities amounting to $20 million in both periods  are included in deferred income taxes and other long-term liabilities.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 28, 2019, the Company has utilized all of its U.S. Federal net operating loss (“NOL”) carryforwards with the exception of the NOLs acquired as part of the CompuCom acquisition. The Company has $60 million of Federal, $80 million of foreign and $1.2 billion of state NOL carryforwards. Of the Federal NOL carryforwards, none expired in 2019 with the remainder expiring between 2020 and 2033. Of the foreign NOL carryforwards, $4 million will expire in 2020 and the remaining balance will expire between 2024 and 2033. Of the state NOL carryforwards, $68 million will expire in 2020, and the remaining balance will expire between 2021 and 2039. The Company has Federal capital loss carryover available to offset future capital gains generated of $604 million which expires in 2021, 2022 and 2023, and state capital loss carryforwards of $485 million which expire in 2021, 2022 and 2023. The Company also has $22 million of U.S. Federal alternative minimum tax credit carryforwards, which can be used to reduce future regular federal income tax, if any, over an indefinite period. In addition, due to the enactment of new legislation, a portion of the credits can be refunded.

Additionally, the Company has $127 million of U.S. Federal tax credit carryforwards, which expire between 2020 and 2028, and $14 million of state and foreign tax credit carryforwards, $2 million of which can be carried forward indefinitely, and the remainder of which will expire between 2023 and 2028.

As of December 28, 2019, the Company has not triggered an “ownership change” as defined in Internal Revenue Code Section 382 or other similar provisions that would limit the use of NOL and tax credit carryforwards. However, the Company did acquire certain NOLs and other credit carryforwards that may be limited as a result of the purchase. Furthermore, if the Company were to experience an ownership change in future periods, its deferred tax assets and income tax expense may be negatively impacted. Deferred income taxes have been provided on all undistributed earnings of foreign subsidiaries.

The following summarizes the activity related to valuation allowances for deferred tax assets:

(In millions)	2019	2018	2017
Beginning balance	$142	$144	$140
Additions, charged to expense	9	—	4
Acquired via Merger	—	—	1
Impact of Tax Reform	—	—	40
Reductions	—	(2)	(41)
Ending balance	$151	$142	$144

During 2019, the Company established valuation allowances on certain deferred tax assets related to certain credits and carryforwards that are not expected to be utilized prior to expiration. During 2018, the Company released a small portion of its valuation allowance related to certain credits that are now expected to be utilized prior to expiration. As of December 28, 2019, the Company continues to have a U.S. valuation allowance for certain U.S. Federal credits and certain state tax attributes, which relate to deferred tax assets that require either certain types of income or for income to be earned in certain jurisdictions in order to be realized. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections could impact this evaluation in future periods.

The Company’s total valuation allowance increased during 2017 due to several factors. A portion of the deferred assets acquired as part of the CompuCom deal had existing valuation allowances that increased the Company’s balance. The Company recognized a net income tax benefit of $36 million associated with the reduction of valuation allowances in the U.S. Federal and state jurisdictions offset by the establishment of valuation allowances in the U.S. and certain jurisdictions in which the Company does not expect to be profitable. As a result of enacted legislation, the Company reestablished a valuation allowance of $40 million on certain of its Federal credits offset by a reduction in the required valuation allowance due to the statutory rate change.

The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2019	2018	2017
Beginning balance	$20	$20	$14
Increase related to current year tax positions	2	—	—
Increase related to merger	—	—	8
Increase (decrease) related to prior year tax positions	—	1	(1)
Decrease related to settlements with taxing authorities	—	(1)	(1)
Ending balance	$22	$20	$20

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the balance of $22 million at December 28, 2019, is $10 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The other $12 million primarily results from tax positions that, if sustained, would be offset by changes in deferred tax assets. It is anticipated that $2 million in tax positions will be resolved within the next 12 months, which would decrease the Company’s balance of unrecognized tax benefits. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

As part of the CompuCom acquisition, the Company’s unrecognized tax benefits increased by $8 million in 2017. Approximately $3 million of the unrecognized tax benefit is currently covered under an indemnification agreement with a previous owner of CompuCom.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. The Company recognized immaterial interest and penalty expense in 2019, 2018 and 2017. The Company had approximately $7 million accrued for the payment of interest and penalties as of December 28, 2019, including $1 million acquired as part of the CompuCom merger, which is not included in the table above.

The Company files a U.S. Federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal and state and local income tax examinations for years before 2017 and 2014, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. Federal income tax examination and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years before 2014. The U.S. Federal income tax returns for 2017 and 2018 are currently under review. Generally, the Company is subject to routine examination for years 2013 and forward in its international tax jurisdictions.

NOTE 7. EARNINGS PER SHARE

The following table presents the calculation of net earnings per common share — basic and diluted:

(In millions, except per share amounts)	2019	2018	2017
Basic Earnings Per Share
Numerator:
Net income from continuing operations	$99	$99	$146
Income from discontinued operations, net of tax	—	5	35
Net income	$99	$104	$181
Denominator:
Weighted-average shares outstanding	545	553	522
Basic earnings per share:
Continuing operations	$0.18	$0.18	$0.28
Discontinued operations	—	0.01	0.07
Net basic earnings per share	$0.18	$0.19	$0.35
Diluted Earnings Per Share
Numerator:
Net income from continuing operations	$99	$99	$146
Income from discontinued operations, net of tax	—	5	35
Net income	$99	$104	$181
Denominator:
Weighted-average shares outstanding	545	553	522
Effect of dilutive securities:
Stock options and restricted stock	8	11	13
Diluted weighted-average shares outstanding	553	564	535
Diluted earnings per share
Continuing operations	$0.18	$0.18	$0.27
Discontinued operations	—	0.01	0.06
Net diluted earnings per share	$0.18	$0.19	$0.34

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Awards of options and nonvested shares representing an additional 9 million, 5 million and 4 million shares of common stock were outstanding for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 28,	December 29,
(In millions)	2019	2018
Land	$45	$53
Buildings	221	281
Computer software	653	588
Leasehold improvements	658	649
Furniture, fixtures and equipment	833	787
Construction in progress	49	70
	2,459	2,428
Less accumulated depreciation	(1,780)	(1,665)
Total	$679	$763

The above table of property and equipment includes assets held under finance leases as follows:

	December 28,	December 29,
(In millions)	2019	2018
Buildings	$40	$42
Furniture, fixtures and equipment	132	100
	172	142
Less accumulated depreciation	(120)	(108)
Total	$52	$34

Depreciation expense was $118 million in 2019, $114 million in 2018 and $111 million in 2017.

Included in computer software and construction in progress above are capitalized software costs of $653 million and $589 million at December 28, 2019 and December 29, 2018, respectively. The unamortized amounts of the capitalized software costs are $134 million and $118 million at December 28, 2019 and December 29, 2018, respectively. Amortization of capitalized software costs totaled $55 million, $46 million and $39 million in 2019, 2018 and 2017, respectively. Software development costs that do not meet the criteria for capitalization are expensed as incurred.

Estimated future amortization expense related to capitalized software at December 28, 2019 is as follows:

(In millions)
2020	$50
2021	39
2022	24
2023	14
2024	5
Thereafter	2

The weighted average remaining amortization period for capitalized software is 3 years.

ASSETS HELD FOR SALE

Certain facilities that were part of continuing operations but had been identified for closure through integration and other activities were accounted for as assets held for sale. Assets held for sale primarily consists of supply chain facilities and are presented in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The Company recognized $25 million gain on disposition of

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets held for sale during 2019, of which $19 million was included in Selling, general and administrative expenses and $6 million was included in Merger and restructuring expenses, net in the Consolidated Statement of Operations. The assets held for sale activity in 2019 is presented in the table below.

(In millions)
Balance as of December 29, 2018	$6
Additions	18
Dispositions	(24)
Balance as of December 28, 2019	$—

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The components of goodwill by segment are provided in the following table:

(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Total
Balance as of December 29, 2018	$387	$78	$449	$914
Acquisitions	22	—	—	22
Foreign currency rate impact	—	—	7	7
Purchase accounting adjustments	1	—	—	1
Balance as of December 28, 2019	$410	$78	$456	$944

Additions to goodwill relate to acquisitions made during 2019, as well as the impact of purchase accounting adjustments associated with 2019 and 2018 acquisitions. As disclosed in Note 2, these adjustments were insignificant individually and in the aggregate to the Company’s Consolidated Financial Statements. Goodwill in the Business Solutions Division in the table above is net of $349 million of accumulated impairment loss recognized in 2008.

The Company has historically performed its annual impairment assessment as of the first day of the third quarter each year. During 2019, the Company changed its annual impairment assessment date to the first day of fiscal month December, which is in the fourth quarter. In connection with the change, goodwill was evaluated for impairment as of both annual test dates in 2019, and no impairment was identified.

The Company’s third quarter 2019 annual goodwill impairment test was performed using a quantitative assessment that combined the income approach and the market approach valuation methodologies and resulted in the fair value of each reporting unit exceeding its respective carrying amount as of the assessment date, which was the first day of the quarter. The Company performed its fourth quarter 2019 annual goodwill impairment test using a quantitative assessment for its CompuCom reporting unit, and qualitative assessments for all other reporting units. Consistent with the third quarter test, the quantitative assessment combined the income approach and the market approach valuation methodologies and concluded that the fair value of the CompuCom reporting unit continues to exceed its carrying amount by a similar margin. For all other reporting units, the Company’s qualitative assessment indicated that it is not more likely than not that the fair values of the reporting units are less than their respective carrying amounts and no further impairment testing was performed on those reporting units.

The Company is monitoring the performance of its Contract reporting unit, a component of the Business Solutions Division segment, and its CompuCom reporting unit, which both passed the quantitative assessments performed in 2019 with margins in excess of those determined in the Company’s 2018 annual assessment. The CompuCom Division reported an operating loss for year-to-date 2019 that was mainly driven by temporary shortfalls in revenue and profitability in the first quarter of 2019 and has improved its operational performance during the rest of 2019. The Company has taken several actions to improve the future operating performance of CompuCom, including the use of automation and technology to further improve service efficiency, simplifying organizational structures to improve service velocity, and aligning sales efforts to better serve its customers and accelerate cross-selling opportunities. The anticipated impacts of these actions are reflected in key assumptions used in the quantitative assessment, and if not realized, could result in future impairment of goodwill and indefinite-lived intangible assets for the CompuCom reporting unit.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INDEFINITE-LIVED INTANGIBLE ASSETS

The Company had $82 million and $79 million of trade names as of December 28, 2019 and December 29, 2018, respectively, and $2 million of other indefinite-lived intangible assets as of December 29, 2018. These indefinite-lived intangible assets are included in Other intangible assets, net in the Consolidated Balance Sheets.

The Company recognized $2 million and $1 million of impairment charges to its other indefinite-lived intangible assets, in 2019 and 2018, respectively.

DEFINITE INTANGIBLE ASSETS

Definite-lived intangible assets, which are included in Other intangible assets, net in the Consolidated Balance Sheets, are as follows:

	December 28, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$412	$(109)	$303
Technology	19	(16)	3
Total	$431	$(125)	$306

	December 29, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$408	$(84)	$324
Technology	19	(9)	10
Favorable leases	11	(4)	7
Total	$438	$(97)	$341

Definite-lived intangible assets generally are amortized using the straight-line method.  The remaining weighted average amortization periods for customer relationships and technology are 14 years and 0.5 years, respectively, and 14 years in the aggregate.

Amortization of intangible assets was $31 million in 2019, $31 million in 2018 and $9 million in 2017. Intangible assets amortization expenses are included in the Consolidated Statements of Operations in Selling, general and administrative expenses.

Estimated future amortization expense for the intangible assets is as follows:

(In millions)
2020	$26
2021	24
2022	23
2023	20
2024	20
Thereafter	193
Total	$306

Definite-lived intangible assets are reviewed whenever events and circumstances indicate the carrying amount may not be recoverable and the remaining useful lives are appropriate. No impairment charges were recognized during 2019 and 2018; impairment charges were $2 million in 2017.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. TIMBER NOTES/NON-RECOURSE DEBT

As part of the OfficeMax merger, the Company acquired credit-enhanced timber installment notes with an original principal balance of $818 million (the “Installment Notes”) that were part of the consideration received in exchange for OfficeMax’s sale of timberland assets in October 2004, and related non-recourse debt that OfficeMax issued under the structure of the timber note transactions in the amount of $735 million (the “Securitization Notes”). The Installment Notes and Securitization Notes were non-amortizing obligations bearing interest at 4.98% and 5.42%, respectively, and maturing on January 29, 2020 and October 31, 2019, respectively. During the third quarter of 2019, the Company, through a bankruptcy remote indirect subsidiary, entered into a term loan agreement to receive a $735 million loan on October 31, 2019 (the “Bridge Loan”) that was used to refinance the Securitization Notes. The Bridge Loan is also non-recourse to the Company, and is secured by the Installment Notes. The Bridge Loan incurred interest at a rate equal to 3-month LIBOR plus 0.75% per annum from October 31, 2019 through January 29, 2020 when it matured.

The Installment Notes are reported as Timber notes receivable, current maturities in the amount of $819 million at December 28, 2019 and Timber notes receivable in the amount of $842 million at December 29, 2018 in the Company’s Consolidated Balance Sheets, which represents the original principal amount of $818 million plus a fair value adjustment recorded through purchase accounting in connection with the merger. The premium is amortized under the effective interest method as a component of interest income through the maturity date. The Bridge Loan is reported as Non-recourse debt, current maturities in the amount of $735 million in the Company’s Consolidated Balance Sheet at December 28, 2019. The Securitization Notes are reported as Non-recourse debt in the amount of $754 million at December 29, 2018, which represents the original principal amount of $735 million plus a fair value adjustment recorded through purchase accounting in connection with the merger, in the Company’s Consolidated Balance Sheet. The premium was amortized under the effective interest method as a component of interest expense through the maturity date.

The Company received a net principal cash payment of $82.5 million upon maturity of the Installment Notes and the Bridge Loan on January 29, 2020, which were net settled as they were with the same third-party financial institution. In addition, the sale of the timberlands in 2004 had generated a tax gain for OfficeMax where the resulting tax liability was deferred until the maturity date for the Installment Notes.  Accordingly, at December 28, 2019, there is a deferred tax liability of $168 million related to the Installment Notes that became due upon maturity on January 29, 2020.

NOTE 11. DEBT

Debt consists of the following:

	December 28,	December 29,
(In millions)	2019	2018
Recourse debt:
Short-term borrowings and current maturities of long-term debt:
Finance lease obligations	$19	$17
Other current maturities of long-term debt	87	78
Total	$106	$95
Long-term debt, net of current maturities:
Term Loan, due 2022	$331	$406
Unamortized debt issuance cost and discount	(13)	(19)
Term Loan, due 2022, net	318	387
Revenue bonds, due in varying amounts periodically through 2029	176	186
American & Foreign Power Company, Inc. 5% debentures, due 2030	15	14
Finance lease obligations	58	55
Other financing obligations	8	48
Total	$575	$690
Non-recourse debt — Timber notes:
Non-recourse debt, current maturities:
Bridge Loan, due 2020 — Refer to Note 10	$735	$—
Non-recourse debt:
5.42% Securitization Notes, due 2019 — Refer to Note 10	—	735
Unamortized premium	—	19
Total	$735	$754

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company was in compliance with all applicable financial covenants of existing loan agreements at December 28, 2019.

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

The Amended Credit Agreement contains representations, warranties, affirmative and negative covenants, and default provisions which are conditions precedent to borrowing. The most significant of these covenants and default provisions include limitations in certain circumstances on acquisitions, dispositions, share repurchases and the payment of cash dividends.

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

At December 28, 2019, the Company had $920 million of available credit under the Facility based on the December 2019 Borrowing Base certificate. At December 28, 2019, no amounts were outstanding under the Facility. Letters of credit outstanding under the Facility totaled $65 million. There were no borrowings under the Facility during 2019.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Term Loan Credit Agreement contains representations and warranties, events of default, and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, repurchase common stock, create liens, incur additional indebtedness, make investments, dispose of assets, and merge or consolidate with any other person. In addition, a minimum liquidity maintenance covenant, requiring the Company and its restricted subsidiaries to retain unrestricted cash, cash equivalents, and availability under the Company’s Amended Credit Agreement in an aggregate amount of at least $400 million, will apply at any time that the Company’s senior secured leverage ratio under the agreement is greater than 1.50:1.00 as calculated quarterly. At December 28, 2019, the Company’s senior secured leverage ratio was 0.69:1.00 and the Company was in compliance with the agreement.

OTHER SHORT- AND LONG-TERM DEBT

As a result of the OfficeMax merger, the Company assumed the liability for the amounts in the table above related to the (i) Revenue bonds, due in varying amounts periodically through 2029, and (ii) American & Foreign Power Company, Inc. 5% debentures, due 2030. Also, the Company has finance lease obligations which relate to buildings and equipment, and various other financing obligations for the amounts included in the table above.

 SCHEDULE OF DEBT MATURITIES

Aggregate annual maturities of recourse debt, finance lease, and other financing obligations are as follows:

(In millions)
2020	$110
2021	99
2022	297
2023	94
2024	8
Thereafter	99
Total	707
Less interest on finance leases	(13)
Total	694
Less:
Current portion	(106)
Unamortized debt issuance cost and discount	(13)
Total long-term debt	$575

NON-RECOURSE DEBT

Refer to Note 10 for further information on non-recourse debt.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. LEASES

The Company leases retail stores and other facilities, vehicles, and equipment under operating lease agreements. Facility leases typically are for a fixed non-cancellable term with one or more renewal options. In addition to rent payments, the Company is required to pay certain variable lease costs such as real estate taxes, insurance and common-area maintenance on most of the facility leases. For leases beginning in 2019, the Company accounts for lease components (e.g., fixed payments including rent) and non-lease components (e.g., real estate taxes, insurance costs and common-area maintenance costs) as a single lease component. Certain leases contain provisions for additional rent to be paid if sales exceed a specified amount, though such payments have been immaterial during the periods presented, and are recognized as variable lease cost. The Company subleases certain real estate to third parties, consisting mainly of operating leases for space within the retail stores.

   The components of lease expense were as follows:

(In millions)	2019
Finance lease cost:
Amortization of right-of-use assets	$17
Interest on lease liabilities	5
Operating lease cost	433
Short-term lease cost	7
Variable lease cost	121
Sublease income	(3)
Total lease cost	$580

Supplemental cash flow information related to leases was as follows:

(In millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$5
Operating cash flows from operating leases	489
Financing cash flows from finance leases	21
Right-of-use assets obtained in exchange for new finance lease liabilities	27
Right-of-use assets obtained in exchange for new operating lease liabilities	338

Supplemental balance sheet information related to leases was as follows:

December 28,
(In millions, except lease term and discount rate)	2019
Property and equipment, net	$52
Operating lease right-of-use assets	1,413
Accrued expenses and other current liabilities	373
Short-term borrowings and current maturities of long-term debt	19
Long-term debt, net of current maturities	58
Operating lease liabilities	1,208
Weighted-average remaining lease term – finance leases	5 years
Weighted-average remaining lease term – operating leases	5 years
Weighted-average discount rate – finance leases	6.2%
Weighted-average discount rate – operating leases	6.6%

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of lease liabilities as of December 28, 2019 were as follows:

	December 28, 2019
	Operating	Finance
(In millions)	Leases(1)	Leases(2)
2020	$461	$23
2021	383	21
2022	313	17
2023	243	13
2024	167	7
Thereafter	336	9
	1,903	90
Less imputed interest	(322)	(13)
Total	$1,581	$77

Reported as of December 28, 2019
Accrued expenses and other current liabilities	$373	$—
Short-term borrowings and current maturities of long-term debt	—	19
Long-term debt, net of current maturities	—	58
Operating lease liabilities	1,208	—
Total	$1,581	$77

(1)

Operating lease payments include $116 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $8 million of legally binding lease payments for 3 additional operating leases signed but not yet commenced. These operating leases will commence in fiscal year 2020 with lease terms of 10 years.

(2)	Finance lease payments include $17 million related to options to extend lease terms that are reasonably certain of being exercised.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

As of December 28, 2019, and December 29, 2018, there were 1,000,000 shares of $0.01 par value preferred stock authorized; no shares were issued and outstanding.

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

Under the stock repurchase program, the Company purchased approximately 15 million shares of its common stock at a cost of $40 million in 2019. As of December 28, 2019, $161 million remains available for stock repurchases under the current stock repurchase authorization.

At December 28, 2019, there were 85 million common shares held in treasury. The Company’s Term loan and Amended Credit Facility includes certain covenants on restricted payments which include common stock repurchases, based on the Company’s liquidity and borrowing availability. The Company’s ability to repurchase its common stock in 2020 is subject to certain restrictions under the Term Loan Credit Agreement. Refer to Note 11 for additional information about the Term Loan Credit Agreement.

DIVIDENDS ON COMMON STOCK

During 2019, the Company paid quarterly cash dividends on its common stock in the amount of $0.025 per share for a total annual dividend distribution of $55 million. Dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. Payment of dividends is permitted under the Company’s Amended Credit Agreement subject to minimum liquidity or fixed charge ratio requirements. Additionally, the Company’s Term Loan Credit Agreement contains certain restrictions on the Company’s ability to declare or pay dividends. Refer to Note 11 for additional information about the Amended Credit Agreement and the Term Loan Credit Agreement.

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following tables:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension and Other	Total
Balance at December 29, 2018	$(50)	$(49)	$(99)
Other comprehensive income activity	21	18	39
Tax impact	—	(6)	(6)
Total other comprehensive income, net of tax, where applicable	21	12	33
Balance at December 28, 2019	$(29)	$(37)	$(66)

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension and Other	Total
Balance at December 30, 2017	$(43)	$(35)	$(78)
Other comprehensive loss activity before reclassifications	(36)	(23)	(59)
Reclassification of foreign currency translation adjustments realized upon disposal of business (a)	29	—	29
Tax impact	—	9	9
Total other comprehensive loss, net of tax, where applicable	(7)	(14)	(21)
Balance at December 29, 2018	$(50)	$(49)	$(99)

(a)	Relates to the disposition of the Company’s businesses in Australia and New Zealand in 2018.

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

RESTRICTED STOCK AND RESTRICTED STOCK UNITS

In 2019, the Company granted 7.4 million shares of restricted stock and restricted stock units to eligible employees which included 0.4 million shares granted to the Board of Directors. The Board of Directors are granted restricted stock units as part of their annual compensation which vest immediately on the grant date with distribution to occur following their separation from service with the Company. Restricted stock grants to Company employees typically vest annually over a three-year service period. A summary of the status of the Company’s nonvested shares and changes during 2019, 2018 and 2017 is presented below.

	2019		2018		2017
	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price
Outstanding at beginning of year	14,964,187	$3.05	10,293,690	$4.33	12,747,791	$4.41
Granted	7,402,359	2.99	10,639,147	2.33	6,200,730	4.34
Vested	(5,934,396)	3.09	(4,197,669)	4.37	(5,765,015)	4.61
Forfeited	(2,484,591)	2.86	(1,770,981)	3.08	(2,889,816)	4.16
Outstanding at end of year	13,947,559	$3.04	14,964,187	$3.05	10,293,690	$4.33

As of December 28, 2019, there was approximately $21 million of total unrecognized compensation cost related to nonvested restricted stock. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 1.8 years. Total outstanding shares of 13.9 million include 1.9 million granted to members of the Board of Directors that have vested but will not be issued until separation from service and 12 million unvested shares granted to employees. Of the 12 million unvested shares at year end, the Company estimates that 12 million shares will vest. The total fair value of shares at the time they vested during 2019 was $18 million.

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

A summary of the activity in the performance-based long-term incentive program since inception is presented below.

	2019		2018		2017
	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price
Outstanding at beginning of year	19,133,969	$2.88	10,187,045	$4.42	13,742,384	$4.66
Granted	10,267,429	3.10	13,287,817	2.37	5,099,667	4.18
Vested	(2,843,657)	3.31	(1,211,764)	9.45	(6,556,274)	4.59
Forfeited	(6,616,631)	2.89	(3,129,129)	3.12	(2,098,732)	4.67
Outstanding at end of year	19,941,110	$2.91	19,133,969	$2.88	10,187,045	$4.42

As of December 28, 2019, there was approximately $29 million of total unrecognized compensation expense related to the performance-based long-term incentive program. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 1.9 years. Forfeitures in the table above include adjustments to the share impact of anticipated performance achievement. Of the 19.9 million shares outstanding at year end, the Company estimates that 19.9 million shares will vest. The total fair value of shares at the time they vested during 2019 was $10 million.

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

	Pension Benefits		Other Benefits
(In millions)	2019	2018	2019	2018
Changes in projected benefit obligation:
Obligation at beginning of period	$880	$979	$12	$14
Service cost	7	4	—	—
Interest cost	36	35	—	1
Assumption changes	—	—	1	(1)
Actuarial (gain) loss	91	(51)	—	—
Currency exchange rate change	—	—	1	(1)
Benefits paid	(108)	(87)	(1)	(1)
Obligation at end of period	$906	$880	$13	$12
Change in plan assets:
Fair value of plan assets at beginning of period	$780	$908	$—	$—
Actual return (loss) on plan assets	159	(46)	—	—
Employer contribution	2	5	1	1
Benefits paid	(108)	(87)	(1)	(1)
Fair value of plan assets at end of period	833	780	—	—
Net liability recognized at end of period	$(73)	$(100)	$(13)	$(12)

The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company’s North America defined benefit pension and other postretirement benefit plans as of year-ends:

	Pension Benefits		Other Benefits
(In millions)	2019	2018	2019	2018
Noncurrent assets	$—	$—	$—	$—
Current liabilities	(2)	(2)	(1)	(1)
Noncurrent liabilities	(71)	(98)	(12)	(11)
Net amount recognized	$(73)	$(100)	$(13)	$(12)

Components of Net Periodic Cost (Benefit)

The components of net periodic cost (benefit) are as follows:

	Pension Benefits			Other Benefits
(In millions)	2019	2018	2017	2019	2018	2017
Service cost	$7	$4	$6	$—	$—	$—
Interest cost	36	35	39	—	1	1
Expected return on plan assets	(42)	(43)	(48)	—	—	—
Net periodic cost (benefit)	$1	$(4)	$(3)	$—	$1	$1

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) are as follows:

	Pension Benefits			Other Benefits
(In millions)	2019	2018	2017	2019	2018	2017
Accumulated other comprehensive loss (income) at beginning of year	$35	$(2)	$38	$(1)	$—	$(1)
Net loss (gain)	(26)	37	(40)	1	(1)	1
Accumulated other comprehensive loss (income) at end of year	$9	$35	$(2)	$—	$(1)	$—

Less than $1 million of the accumulated other comprehensive loss is expected to be recognized as components of net periodic cost during 2020.

Accumulated other comprehensive loss (income) as of year-ends 2019 and 2018 consist of net losses (gains).

Assumptions

The assumptions used in accounting for the Company’s plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted average assumptions used in the measurement of the Company’s benefit obligations as of year-ends:

				Other Benefits
	Pension Benefits			United States			Canada
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	3.26%	4.31%	3.71%	2.80%	3.90%	3.30%	3.10%	3.90%	3.40%

The following table presents the weighted average assumptions used in the measurement of net periodic benefit:

				Other Benefits
	Pension Benefits			United States			Canada
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	4.31%	3.71%	4.11%	3.90%	3.30%	3.60%	3.90%	3.40%	3.80%
Expected long-term rate of return on plan assets	5.44%	5.28%	5.76%	—%	—%	—%	—%	—%	—%

For pension benefits, the selected discount rates (which is required to be the rates at which the projected benefit obligations could be effectively settled as of the measurement date) are based on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated AA- or better) with cash flows that generally match expected benefit payments in future years. In selecting bonds for this theoretical portfolio, the Company focuses on bonds that match cash flows to benefit payments and limit the concentration of bonds by issuer. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at an assumed forward rate. The implied forward rate used in the bond model is based on the FTSE (formerly Citigroup) Pension Discount Curve as of the last day of the year. The selected discount rate for other benefits is from a discount rate curve matched to the assumed payout of related obligations.

The expected long-term rates of return on plan assets assumptions are based on the weighted average of expected returns for the major asset classes in which the plans’ assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company’s investment strategy. The weighted average expected return on plan assets used in the calculation of net periodic pension cost for 2020 is 5.16%.

Obligation and costs related to the Canadian retiree health plan are impacted by changes in trend rates.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the assumed healthcare cost trend rates used in measuring the Company’s postretirement benefit obligations at year-ends:

	2019	2018	2017
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	6.20%	6.40%	6.60%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029	2029

A 1% change in the assumed healthcare cost trend rates would impact operating income by less than $1 million.

The Company reassessed the assumptions, including those related to mortality, to measure the North American pension and other postretirement benefit plan obligations at year end 2019, adopting the most applicable mortality tables and improvement factors released in 2019 by The Society of Actuaries’ Retirement Plan Experience Committee. As a result of this assumption change, pension and other postretirement benefit plan obligations increased by $17 million and less than $1 million, respectively. As a result of the mortality assumption change in 2018, pension and other postretirement benefit plan obligations decreased by $3 million and less than $1 million, respectively.

Plan Assets

The allocation of pension plan assets by category at year-ends is as follows:

	2019	2018
Cash	1%	1%
Common collective trust funds	99%	99%
	100%	100%

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the pension plan assets by level within the fair value hierarchy at year-ends.

(In millions)	Fair Value Measurements 2019
Asset Category	Total	Assets Measured at NAV (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets measured at net asset value: (a)
Common collective trust funds:
U.S. small and mid-cap equity securities	$24	$24	$—	$—	$—
U.S. large cap equity securities	96	96	—	—	—
International equity securities	138	138	—	—	—
Corporate bonds	457	457	—	—	—
Government securities	93	93	—	—	—
Other fixed-income	4	4	—	—	—
Cash	13	13	—	—	—
Total common collective trust funds	825	825	—	—	—
Total plan assets measured at net asset value	825	825	—	—	—
Plan assets measured in the fair value hierarchy:
Cash	8	—	8	—	—
Total plan assets measured in the fair value hierarchy	8	—	8	—	—
Total plan assets	$833	$825	$8	$—	$—

(a)

Fair values of Common collective trust funds are estimated using net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the adoption of Accounting Standards Update (ASU) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

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

(a)

Fair values of Common collective trust funds are estimated using net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the adoption of Accounting Standards Update (ASU) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Cash Flows

Pension plan contributions include required statutory minimum amounts and, in some years, additional discretionary amounts. In 2019, the Company contributed $3 million to these pension plans. Pension contributions for the full year of 2020 are estimated to be $10 million. The Company may elect at any time to make additional voluntary contributions.

Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Anticipated benefit payments by year are as follows:

(In millions)	Pension Benefits	Other Benefits
2020	$80	$1
2021	77	1
2022	74	1
2023	72	1
2024	69	1
Next five years	299	4

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PENSION PLAN — UNITED KINGDOM

The Company has a frozen defined benefit pension plan in the United Kingdom.

Obligations and Funded Status

The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of the plan to amounts recognized on the Company’s Consolidated Balance Sheets.

(In millions)	2019	2018
Changes in projected benefit obligation:
Obligation at beginning of period	$203	$249
Service cost	—	—
Interest cost	6	6
Plan amendments	—	2
Plan settlements	—	(7)
Benefits paid	(10)	(5)
Actuarial (gain) loss	31	(29)
Currency translation	6	(13)
Obligation at end of period	236	203
Changes in plan assets:
Fair value of plan assets at beginning of period	282	313
Actual return (loss) on plan assets	29	(3)
Company contributions	2	2
Plan settlements	—	(7)
Benefits paid	(10)	(5)
Currency translation	9	(18)
Fair value of plan assets at end of period	312	282
Net asset recognized at end of period	$76	$79

In the Consolidated Balance Sheets, the net funded amounts are classified as a non-current asset in the caption Other assets.

Components of Net Periodic Benefit

The components of net periodic benefit are presented below:

(In millions)	2019	2018	2017
Service cost	$—	$—	$—
Interest cost	6	6	6
Expected return on plan assets	(7)	(8)	(11)
Settlement gain	—	(1)	—
Net periodic pension benefit	$(1)	$(3)	$(5)

Included in Accumulated other comprehensive income was deferred income of $8 million and $16 million in 2019 and 2018, respectively.

Assumptions

Assumptions used in calculating the funded status and net periodic benefit included:

	2019	2018	2017
Expected long-term rate of return on plan assets	1.76%	2.61%	2.64%
Discount rate	2.10%	3.00%	2.60%
Inflation	2.90%	3.10%	3.10%

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

Plan Assets

The allocation of Plan assets is as follows:

	2019	2018
Cash	—%	—%
Equity securities	18%	19%
Fixed-income securities	82%	81%
Total	100%	100%

A committee, comprised of representatives of the Company and of this plan, is responsible for establishing and overseeing the implementation of the investment policy for this plan. The plan’s investment policy and strategy are to ensure assets are available to meet the obligations to the beneficiaries and to adjust plan contributions accordingly. The plan trustees are also committed to reducing the level of risk in the plan over the long term, while retaining a return above that of the growth of liabilities. Matching investments are intended to provide a return similar to the increase in the plan liabilities. Growth investments are assets intended to provide a return in excess of the increase in liabilities. At December 28, 2019, the asset target allocation was in accordance with the investment strategy. Asset-class allocations within the ranges are continually evaluated based on expectations for future returns, the funded position of the plan and market risks.

The following table presents the pension plan assets by level within the fair value hierarchy.

(In millions)	Fair Value Measurements 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1	$1	$—	$—
Equity securities
Developed market equity funds	8	8	—	—
Emerging market equity funds	4	4	—	—
Mutual funds real estate	18	—	—	18
Mutual funds	25	—	25	—
Total equity securities	55	12	25	18
Fixed-income securities
UK debt funds	107	—	107	—
Liability term matching debt funds	128	—	128	—
Emerging market debt fund	1	—	1	—
High yield debt	20	—	20	—
Total fixed-income securities	256	—	256	—
Total	$312	$13	$281	$18

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Fair Value Measurements 2018
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1	$1	$—	$—
Equity securities
Developed market equity funds	8	8	—	—
Emerging market equity funds	4	4	—	—
Mutual funds real estate	19	—	—	19
Mutual funds	23	—	23	—
Total equity securities	54	12	23	19
Fixed-income securities
UK debt funds	91	—	91	—
Liability term matching debt funds	115	—	115	—
Emerging market debt fund	3	—	3	—
High yield debt	18	—	18	—
Total fixed-income securities	227	—	227	—
Total	$282	$13	$250	$19

The following is a reconciliation of the change in fair value of the pension plan assets calculated based on Level 3 inputs:

(In millions)	Total
Balance at December 29, 2018	$19
Net sales	(1)
Balance at December 28, 2019	$18

Cash Flows

Anticipated benefit payments for the European pension plan, at 2019 year-end exchange rates, are as follows:

(In millions)	Benefit Payments
2020	$11
2021	11
2022	12
2023	12
2024	12
Next five years	66

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

Compensation expense for the Company’s contributions to these retirement savings plans was $25 million in 2019, $26 million in 2018 and $21 million in 2017.

NOTE 16. FAIR VALUE MEASUREMENTS

RECURRING FAIR VALUE MEASUREMENTS

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments, which may be entered into to mitigate risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. Amounts associated with derivative instruments were not significant.

  NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company recognized asset impairment charges of $56 million, $7 million and $4 million in 2019, 2018 and 2017, respectively. Of these asset impairment charges, $46 million in 2019 was related to impairment of operating lease ROU assets associated with the Company’s retail store locations, with the remainder primarily relating to impairment of fixed assets. All impairment charges discussed in the sections below are presented in Asset impairments in the Consolidated Statements of Operations.

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

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as real estate broker’s opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the 2019 impairment calculation were discounted at a weighted average discount rate of 7%. For the fourth quarter 2019 calculation, a 100 basis point decrease in next year sales combined with a 50 basis point decrease in next year gross margin would have increased the impairment by less than $1 million. Further, a 100 basis point decrease in sales for all future periods would increase the impairment by less than $1 million.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of 2019, the impairment recognized reflects the Company’s best estimate of future performance.

   OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying amounts because of their short-term nature.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about financial instruments at the balance sheet dates indicated.

	December 28,		December 29,
	2019		2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Timber notes receivable	$819	$819	$842	$835
Company-owned life insurance	91	91	91	91
Financial liabilities:
Recourse debt:
Term Loan, due 2022	393	409	463	490
Revenue bonds, due in varying amounts periodically through 2029	186	186	186	184
American & Foreign Power Company, Inc. 5% debentures, due 2030	15	14	14	14
Non-recourse debt — Timber notes	735	735	754	750

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has a paper purchase agreement with Boise White Paper, L.L.C. (“Boise Paper”) under which it agreed to purchase office paper from Boise Paper and Boise Paper has agreed to supply office paper to the Company, subject to the terms and conditions of the paper purchase agreement. Under the agreement, the Company has committed to purchase a portion of its paper product offering from Boise Paper. Purchases under the agreement were $541 million in 2019, $531 million in 2018 and $593 million in 2017.

INDEMNIFICATIONS

Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 28, 2019, the Company is not aware of any material liabilities arising from these indemnifications. Additionally, the Company retains certain guarantees in place with respect to the liabilities or obligations of the European Business and remains contingently liable for these obligations. However, the Purchaser must indemnify and hold the Company harmless for any losses in connection with these guarantees. The Company currently does not believe it is probable it would be required to perform under any of these guarantees or any of the underlying obligations.

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

In January 2017 and May 2017, the Consumer Protection Divisions of each of the Office of Attorney General, State of Washington ("Washington AG'') and the Office of Attorney General, State of Texas (''Texas AG''), respectively, each issued a Civil Investigative Demand (“CID”) to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck, a software program manufactured by a third-party vendor and provided to the Company for its customers prior to December 31, 2016. In November 2019, the State of Washington, King County Superior Court entered a Consent Decree that resolved the State of Washington’s investigation into the PC Healthcheck product. Under the terms of the Consent Decree, wherein the Company neither admitted nor denied the Washington AG’s allegations (except as to the Court having jurisdiction over the matter), the Washington AG agreed to accept payment of $900,000. The settlement payment was paid in or about November 2019, ten (10) business days after final entry of the Consent Decree by the Court. The Consent Decree contains conditions similar to the program required under the Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment entered on March 29, 2019 by the U.S. District Court for the Southern District of Florida as a result of a CID issued by the Federal Trade Commission in 2016. The Company continues to cooperate with the Texas AG with respect to its investigation. At this time, it is difficult to predict the timing, the likely outcome, and/or potential range of loss, if any, of the Texas state matters.

In addition to the foregoing, OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of December 28, 2019, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, our estimated range of reasonably possible losses was approximately $10 million to $20 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. DISCONTINUED OPERATIONS

In the third quarter of 2016, the Company’s Board of Directors approved a plan to sell substantially all of the operations of the former International Division through four disposal groups (Europe, South Korea, Oceania and mainland China). Collectively, these dispositions represent a strategic shift that had a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. As of the end of fiscal 2018, the sale of the International Operations was complete, and there are no further discontinued operations in 2019. As part of the disposition of its European business operations, the Company retained responsibility for the frozen defined benefits pension plan in the United Kingdom, which is included in continuing operations.

The sale and purchase agreement related to the disposition of the European business operations contains customary warranties of the Company and the purchaser, with the Company’s warranties limited to an aggregate of EUR 10 million. The Company monitors its estimated exposure to liabilities under the warranties under the sales and purchase agreement, and as of December 28, 2019, the Company believes it has made adequate provisions for its potential exposures related to these warranties. In addition, the Company retains certain guarantees in place with respect to the liabilities or obligations of the European Business and remains contingently liable for these obligations. However, the Purchaser must indemnify and hold the Company harmless for any losses in connection with these guarantees. The Company currently does not believe it is probable it would be required to perform under any of these guarantees or any of the underlying obligations.

The major components of Discontinued operations, net of tax presented in the Consolidated Statements of Operations are presented below.

(In millions)	2018	2017
Sales	$115	$512
Cost of goods sold and occupancy costs	88	411
Operating expenses	21	102
Restructuring charges	1	2
Interest income	—	1
Other expense, net	(1)	—
Net (increase) reduction of loss on discontinued operations held for sale	(1)	44
Net gain (loss) on sale of discontinued operations	(4)	4
Income tax expense (benefit)	(6)	11
Discontinued operations, net of tax	$5	$35

NOTE 19. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 28, 2019*
Net sales	$2,769	$2,588	$2,782	$2,508
Gross profit	641	585	667	571
Operating income (loss) (1)	24	(15)	108	74
Net income (loss)	8	(24)	60	55
Net earnings (loss) per share (2)
Basic	$0.01	$(0.04)	$0.11	$0.10
Diluted	$0.01	$(0.04)	$0.11	$0.10

*	Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.
(1)

Includes Merger and restructuring expenses, net totaling $14 million, $69 million, $22 million and $11 million in the first, second, third and fourth quarters of 2019, respectively. The first, second, third and fourth quarters of 2019 also include asset impairments of $29 million, $16 million, $5 million and $6 million, respectively.

(2)	The sum of the quarterly earnings per share does not equal the annual earnings per share due to differences in quarterly and annual weighted-average shares outstanding.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 29, 2018*
Net sales	$2,830	$2,628	$2,887	$2,670
Gross profit	667	596	686	602
Operating income (3)	77	48	105	24
Net income (loss) from continuing operations (4)	33	19	60	(14)
Discontinued operations, net of tax	8	(3)	—	—
Net income (loss)	41	16	60	(14)
Basic earnings (loss) per share (5)
Continuing operations	$0.06	$0.03	$0.11	$(0.02)
Discontinued operations	$0.01	$—	$—	$—
Net basic earnings per share	$0.07	$0.03	$0.11	$(0.02)
Diluted earnings (loss) per share (5)
Continuing operations	$0.06	$0.03	$0.11	$(0.02)
Discontinued operations	$0.01	$—	$—	$—
Net diluted earnings per share	$0.07	$0.03	$0.11	$(0.02)

*	Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.
(3)

Includes Merger and restructuring expenses, net totaling $17 million, $14 million, $14 million and $27 million in the first, second, third and fourth quarters of 2018, respectively. The fourth quarter of 2018 also includes asset impairments of $7 million and a legal expense of $25 million.

(4)	Includes a loss on debt modification of $15 million and a tax benefit of $4 million due to a book-to-tax basis difference related to the sale of Clearpath Holdings, LLC in the fourth quarter of 2018.
(5)	The sum of the quarterly earnings per share does not equal the annual earnings per share due to differences in quarterly and annual weighted-average shares outstanding.

FORM 10-K CROSS-REFERENCE INDEX

(a)	Refer to Part IV — Item 15 of this Annual Report.