Form 10-Q
period 2020-03-28
OFFICE DEPOT INC
filed 2020-05-06
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2020

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At April 29, 2020, there were 526,338,390 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

TABLE OF CONTENTS

The order and presentation of this Quarterly Report on Form 10-Q (“Form 10-Q”) differ from that of the traditional U.S. Securities and Exchange Commission (“SEC”) Form 10-Q format. We believe our format better presents the relevant sections of this document and enhances readability. See “Form 10-Q Cross-Reference Index” within “Other Information” for a cross-reference index to the traditional SEC Form 10-Q format.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 28,	March 30,
	2020	2019
Sales:
Products	$2,337	$2,361
Services	388	408
Total sales	2,725	2,769
Cost of goods and occupancy costs:
Products	1,828	1,841
Services	268	287
Total cost of goods and occupancy costs	2,096	2,128
Gross profit	629	641
Selling, general and administrative expenses	521	574
Asset impairments	12	29
Merger and restructuring expenses, net	16	14
Operating income	80	24
Other income (expense):
Interest income	3	6
Interest expense	(18)	(23)
Other income, net	1	2
Income before income taxes	66	9
Income tax expense	21	1
Net income	$45	$8
Earnings per share
Basic	$0.09	$0.01
Diluted	$0.08	$0.01

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Annual Report on Form 10-K filed on February 26, 2020 (the “2019 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	13 Weeks Ended
	March 28, 2020	March 30, 2019
Net income	$45	$8
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	(41)	10
Other	(1)	1
Total other comprehensive income (loss), net of tax, where applicable	(42)	11
Comprehensive income	$3	$19

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	March 28,	December 28,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$842	$698
Receivables, net	850	823
Inventories	929	1,032
Prepaid expenses and other current assets	79	75
Timber notes receivable	—	819
Total current assets	2,700	3,447
Property and equipment, net	651	679
Operating lease right-of-use assets	1,368	1,413
Goodwill	940	944
Other intangible assets, net	379	388
Deferred income taxes	160	183
Other assets	256	257
Total assets	$6,454	$7,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,006	$1,026
Accrued expenses and other current liabilities	1,228	1,219
Income taxes payable	7	8
Short-term borrowings and current maturities of long-term debt	104	106
Non-recourse debt	—	735
Total current liabilities	2,345	3,094
Deferred income taxes and other long-term liabilities	167	176
Pension and postretirement obligations, net	82	85
Long-term debt, net of current maturities	548	575
Operating lease liabilities	1,177	1,208
Total liabilities	4,319	5,138
Commitments and contingencies
Stockholders' equity:
Common stock — authorized 800,000,000 shares of $0.01 par value; issued shares — 624,690,687 at March 28, 2020 and 620,424,775 at December 28, 2019; outstanding shares — 526,342,832 at March 28, 2020 and 535,182,317 at December 28, 2019	6	6
Additional paid-in capital	2,637	2,647
Accumulated other comprehensive loss	(108)	(66)
Accumulated deficit	(45)	(89)
Treasury stock, at cost — 98,347,855 shares at March 28, 2020 and 85,242,458 shares at December 28, 2019	(355)	(325)
Total stockholders' equity	2,135	2,173
Total liabilities and stockholders’ equity	$6,454	$7,311

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	13 Weeks Ended
	March 28,	March 30,
	2020	2019
Cash flows from operating activities:
Net income	$45	$8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	49
Amortization of debt discount and issuance costs	2	2
Charges for losses on receivables and inventories	8	14
Asset impairments	12	29
Compensation expense for share-based payments	7	8
Deferred income taxes and deferred tax asset valuation allowances	24	—
Contingent consideration payments in excess of acquisition-date liability	—	(11)
Changes in working capital and other operating activities	41	(39)
Net cash provided by operating activities	188	60
Cash flows from investing activities:
Capital expenditures	(25)	(46)
Businesses acquired, net of cash acquired	(18)	(5)
Proceeds from collection of notes receivable	818	—
Other investing activities	1	(1)
Net cash provided by (used in) investing activities	776	(52)
Cash flows from financing activities:
Net payments on long and short-term borrowings	(25)	(24)
Debt retirement	(735)	—
Cash dividends on common stock	(13)	(14)
Share purchases for taxes, net of proceeds from employee share-based transactions	(4)	(4)
Repurchase of common stock for treasury	(30)	(11)
Contingent consideration payments up to amount of acquisition-date liability	(1)	(12)
Other financing activities	—	1
Net cash used in financing activities	(808)	(64)
Effect of exchange rate changes on cash and cash equivalents	(12)	2
Net increase (decrease) in cash and cash equivalents	144	(54)
Cash, cash equivalents and restricted cash at beginning of period	700	660
Cash, cash equivalents and restricted cash at end of period	$844	$606
Supplemental information
Right-of-use assets obtained in exchange for new finance lease liabilities	$3	$2
Right-of-use assets obtained in exchange for new operating lease liabilities	54	53

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

	13 Weeks Ended March 28, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 28, 2019	620,424,775	$6	$2,647	$(66)	$(89)	$(325)	$2,173
Net income	—	—	—	—	45	—	45
Other comprehensive loss	—	—	—	(42)	—	—	(42)
Exercise and release of incentive stock (including income tax benefits and withholding)	4,265,912	—	(4)	—	—	—	(4)
Amortization of long-term incentive stock grants	—	—	7	—	—	—	7
Dividends paid on common stock ($0.025 per share)	—	—	(13)	—	—	—	(13)
Repurchase of common stock	—	—	—	—	—	(30)	(30)
Adjustment for adoption of accounting standard	—	—	—	—	(1)	—	(1)
Balance at March 28, 2020	624,690,687	$6	$2,637	$(108)	$(45)	$(355)	$2,135

	13 Weeks Ended March 30, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 29, 2018	614,170,704	$6	$2,677	$(99)	$(173)	$(285)	$2,126
Net income	—	—	—	—	8	—	8
Other comprehensive income	—	—	—	11	—	—	11
Exercise and release of incentive stock (including income tax benefits and withholding)	5,932,430	—	(7)	—	—	—	(7)
Amortization of long-term incentive stock grants	—	—	8	—	—	—	8
Dividends paid on common stock ($0.025 per share)	—	—	(14)	—	—	—	(14)
Repurchase of common stock	—	—	—	—	—	(11)	(11)
Adjustment for adoption of accounting standard	—	—	—	—	(15)	—	(15)
Balance at March 30, 2019	620,103,134	$6	$2,664	$(88)	$(180)	$(296)	$2,106

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Office Depot, Inc. including its consolidated subsidiaries (“Office Depot” or the “Company”), is a leading provider of business services and supplies, products and technology solutions to small, medium and enterprise businesses, through an integrated business-to-business (“B2B”) distribution platform of 1,295 retail stores, online presence, and dedicated sales professionals and technicians. Through its banner brands Office Depot®, OfficeMax®, CompuCom® and Grand&Toy®, as well as others, the Company offers its customers the tools and resources they need to focus on starting, growing and running their business. The Company’s corporate headquarters is located in Boca Raton, FL, and its primary website is www.officedepot.com.

At March 28, 2020, the Company had three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and the CompuCom Division.

The Condensed Consolidated Financial Statements as of March 28, 2020, and for the 13-week period ended March 28, 2020 (also referred to as the “first quarter of 2020”) and March 30, 2019 (also referred to as the “first quarter of 2019”) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Business acquisitions in 2019 and 2020 are included prospectively from the date of acquisition, thus affecting the comparability of the Company’s financial statements for all periods presented in this report on Form 10-Q.

The Company has prepared the Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to those SEC rules and regulations. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a better understanding of the Company and its Condensed Consolidated Financial Statements, the Company recommends reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements, which are included in the Company’s 2019 Form 10-K. These interim results are not necessarily indicative of the results that should be expected for the full year.

CORPORATE REORGANIZATION

On March 31, 2020, the Board of Directors of the Company approved proceeding with the implementation of a reorganization (the “Reorganization”) of the Company's corporate structure into a holding company structure. When implemented, Office Depot will become a wholly owned subsidiary of a new holding company, The ODP Corporation, which will replace Office Depot as the public company trading on the NASDAQ Stock Market under Office Depot’s current ticker symbol “ODP”. Outstanding shares of Office Depot will be automatically converted into shares of common stock of The ODP Corporation. The holding company reorganization is intended to simplify the Company’s legal entity and tax structure, more closely align the Company’s operating assets to their respective operating channels within the legal entity structure, and increase its operational flexibility. It is not expected to result in a change in the directors, executive officers, management or business of the Company.

The Reorganization is intended to be a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders, and subject to obtaining required approvals or any other intervening developments, is expected to be completed on or about the end of the 13-week period ending June 27, 2020 (also referred to as the “second quarter of 2020”).

CASH MANAGEMENT

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Amounts not yet presented for payment to zero balance disbursement accounts of $31 million and $25 million at March 28, 2020 and December 28, 2019, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

At March 28, 2020 and December 28, 2019, cash and cash equivalents held outside the United States amounted to $187 million and $190 million, respectively.

Restricted cash consists primarily of short-term cash deposits having original maturity dates of twelve months or less that serve as collateral to certain of the Company’s letters of credit. Restricted cash is valued at cost, which approximates fair value. At March 28, 2020 and December 28, 2019, restricted cash amounted to $2 million and is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NEW ACCOUNTING STANDARDS

Standards that are not yet adopted:

Defined benefit plan: In August 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This accounting update is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will not have a material impact on its Condensed Consolidated Financial Statements.

Income Taxes: In December 2019, the FASB issued an accounting standards update that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The accounting standards update also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This accounting update is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will not have a material impact on its Condensed Consolidated Financial Statements.

Standards that were adopted:

Financial Instruments – Credit Losses: In June 2016, the FASB issued an accounting standard update that modifies the measurement of expected credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update changes the accounting for credit impairment by adding an impairment model that is based on expected losses rather than incurred losses. In July 2018, the FASB approved an amendment to the new guidance that provides transition relief to the adopting entities and allows for an election of the fair value option on certain financial instruments.

The Company adopted this accounting standard on the first day of the first quarter of 2020, and recognized a cumulative effect adjustment of $1 million, net of tax, to its accumulated deficit related to increasing the allowance for doubtful accounts within its receivables. The adoption of this new guidance did not result in any other changes and did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Cloud computing arrangements: In August 2018, the FASB issued an accounting standard update that provides guidance regarding the accounting for implementation costs in cloud computing arrangements. The Company adopted this accounting standard update on the first day of the first quarter of 2020 with no material impact on its Condensed Consolidated Financial Statements.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 2. ACQUISITIONS

Since 2017, the Company has been undergoing a strategic business transformation to pivot into an integrated B2B distribution platform, with the objective of expanding its product offerings to include value-added services for its customers and capture greater market share. As part of this transformation, the Company has been acquiring businesses to expand its reach and distribution network into geographic areas that were previously underserved. During the first quarter of 2020, the Company acquired three small independent regional office supply distribution businesses.

The aggregate total purchase consideration, including contingent consideration, for the three acquisitions completed in the first quarter of 2020 was approximately $20 million, subject to certain customary post-closing adjustments. The aggregate purchase price was primarily funded with cash on hand, with the remainder consisting of contingent consideration estimated to be $2 million, which will be paid in two installments in the second quarters of 2021 and 2022, respectively. The acquisitions were treated as purchases in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transactions including goodwill and other intangible assets. The Company has performed a preliminary purchase price allocation of the aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transactions, including $4 million of customer relationship intangible assets and $10 million of goodwill. An immaterial amount of the aggregate purchase price was allocated to working capital accounts. These assets and liabilities are included in the Condensed Consolidated Balance Sheet as of March 28, 2020. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the dates of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of the acquired office supply distribution businesses are combined with the Company’s operating results subsequent to their purchase dates, and are included in the Business Solutions Division. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses, individually and in the aggregate, are not material to the Company.

Based on new information received, the preliminary purchase price allocations of the companies acquired in 2019 have been adjusted during the respective measurement periods. These adjustments were insignificant individually and in the aggregate to the Company’s Condensed Consolidated Financial Statements. The measurement periods for acquisitions completed in the first quarter of 2019 closed within the first quarter of 2020.

Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred, instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger and restructuring expenses, net line in the Condensed Consolidated Statements of Operations. Refer to Note 3 for additional information about the merger and restructuring expenses incurred during the first quarter of 2020.

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

	First Quarter
(In millions)	2020	2019
Merger and transaction related expenses
Severance and retention	$—	$1
Transaction and integration	7	7
Total Merger and transaction related expenses	7	8
Restructuring expenses
Professional fees	6	3
Facility closure, contract termination, and other expenses, net	3	3
Total Restructuring expenses	9	6
Total Merger and restructuring expenses, net	$16	$14

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

MERGER AND TRANSACTION RELATED EXPENSES

In the first quarter of 2020, the Company incurred $7 million of merger and transaction related expenses. Severance and retention include expenses related to the integration of staff functions in connection with business acquisitions and are expensed through the severance and retention period. Transaction and integration include legal, accounting, and other third-party expenses incurred in connection with acquisitions and business integration activities primarily related to CompuCom. Facility closure, contract termination, and other expenses, net relate to facility closure accruals, contract termination costs, gains and losses on asset dispositions, and accelerated depreciation.

RESTRUCTURING EXPENSES

Business Acceleration Program

In May 2019, the Company’s Board of Directors approved a company-wide, multi-year, cost reduction and business improvement program to systematically drive down costs, improve operational efficiencies, and enable future growth investments. Under this program (the “Business Acceleration Program”), the Company has made and will continue to make organizational realignments stemming from process improvements, increased leverage of technology and accelerated use of automation. This has resulted and will continue to result in the elimination of certain positions and a flatter organization. In connection with the Business Acceleration Program, the Company also anticipates closing approximately 90 underperforming retail stores in 2020 and 2021, and 9 other facilities, consisting of distribution centers and sales offices. Twelve retail stores were closed in the first quarter of 2020, and 7 other facilities were closed as of the end of 2019. Total estimated costs to implement the Business Acceleration Program are expected to be approximately $109 million, comprised of:

(a)	severance and related employee costs of approximately $40 million;
(b)	recruitment and relocation costs of approximately $2 million;
(c)	retail store and facility closure costs of approximately $12 million;
(d)	third-party costs to facilitate the execution of the Business Acceleration Program of approximately $48 million; and
(e)	other costs of approximately $7 million.

Of the aggregate costs to implement the Business Acceleration Program, approximately $102 million are expected to be cash expenditures through 2021 funded primarily with cash on hand and cash from operations. The Company incurred $90 million in restructuring expenses to implement the Business Acceleration Program since its inception in 2019 through the end of the first quarter of 2020.

In the first quarter of 2020, the Company incurred $8 million in restructuring expenses associated with the Business Acceleration Program which consisted of $5 million in third-party professional fees, and $3 million of retail store and facility closure costs and other. The Company made cash expenditures of $10 million for the Business Acceleration Program in the first quarter of 2020.

Other

Included in restructuring expenses in the first quarter of 2019 were costs incurred in connection with the Comprehensive Business Review, a program the Company announced in 2016 and concluded at the end of 2019. These costs include severance, facility closure costs, contract termination, accelerated depreciation, relocation and disposal gains and losses, as well as other costs associated with retail store closures.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

MERGER AND RESTRUCTURING ACCRUALS

The activity in the merger and restructuring accruals in the first quarter of 2020 is presented in the table below. Certain merger and restructuring charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

	Balance as of			Balance as of
	December 28,	Charges	Cash	March 28,
(In millions)	2019	Incurred	Payments	2020
Termination benefits:
Merger-related accruals	$1	$—	$—	$1
Business Acceleration Program	13	—	(2)	11
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	—	—	—	—
Comprehensive Business Review	3	—	(1)	2
Business Acceleration Program	5	8	(8)	5
Total	$22	$8	$(11)	$19

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.

NOTE 4. REVENUE RECOGNITION

PRODUCTS AND SERVICES REVENUE

The following table provides information about disaggregated revenue by Division, and major products and services categories.

	First Quarter of 2020
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$754	$420	$—	$2	$1,176
Technology	317	482	63	—	862
Furniture and other	176	122	—	1	299
Services
Technology	—	9	169	(3)	175
Copy, print, and other	87	123	3	—	213
Total	$1,334	$1,156	$235	$—	$2,725

	First Quarter of 2019
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$771	$443	$—	$3	$1,217
Technology	326	485	62	1	874
Furniture and other	171	98	—	1	270
Services
Technology	—	8	182	(2)	188
Copy, print, and other	76	141	3	—	220
Total	$1,344	$1,175	$247	$3	$2,769

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Products revenue includes the sale of:

•	Supplies such as paper, writing instruments, office supplies, cleaning and breakroom items;
•	Technology related products such as toner and ink, printers, computers, tablets and accessories, and electronic storage; and
•	Furniture and other products such as desks, seating, and luggage.

The Company sells its supplies, furniture and other products through its Business Solutions and Retail Divisions, and its technology products through all three Divisions. Customers can purchase products through the Company’s retail stores, electronically through its Internet websites, or through its call centers. Revenues from supplies, technology, and furniture and other product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer.

Furniture and other products also include arrangements where customers can make special furniture interior design and installation orders that are customized to their needs. The performance obligations related to these arrangements are satisfied over time.

Services revenue includes the sale of:

•

Technology service offerings provided through the Company’s CompuCom Division, such as technology lifecycle management, end user computing and collaboration, service desk, remote technology monitoring and management, and information technology (“IT”) workforce solutions, as well as technology support services offerings provided in the Company’s retail stores, such as installation and repair, and;

•

Copy, print, and other service offerings such as managed print and fulfillment services, product subscriptions, and sales of third party software, gift cards, warranties, remote support as well as rental income on operating lease arrangements where the Company conveys to its customers the right to use devices and other equipment for a stated period.

The largest offering in the technology service category is end user computing, which provides on-site services to assist corporate end users with their IT needs. Services are either billed on a rate per hour or per user, or on a fixed monthly retainer basis. For the majority of technology service offerings contracts, the Company has the right to invoice the customer for an amount that directly corresponds with the value to the customer of the Company’s performance to date and as such the Company recognizes revenue based on the amount billable to the customer in accordance with the practical expedient provided by the current revenue guidance.

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

REVENUE RECOGNITION AND SIGNIFICANT JUDGMENTS

Revenue is recognized upon transfer of control of promised products or services to customers for an amount that reflects the consideration the Company is entitled to receive in exchange for those products or services. For product sales, transfer of control occurs at a point in time, typically upon delivery to the customer. For service offerings, the transfer of control and satisfaction of the performance obligation is either over time or at a point in time. When performance obligations are satisfied over time, the Company evaluates the pattern of delivery and progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Revenue is recognized net of allowance for returns and net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling costs are considered fulfillment activities and are recognized within the Company’s cost of goods sold.

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts in the first quarters of 2020 and 2019.

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

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and deferred revenue is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

rewards are redeemed or expire. As of March 28, 2020 and December 28, 2019, the Company had $7 million and $12 million of deferred revenue related to the loyalty program, respectively, which is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	March 28,	December 28,
(In millions)	2020	2019
Trade receivables, net	$646	$599
Short-term contract assets	21	23
Long-term contract assets	19	17
Short-term contract liabilities	44	52
Long-term contract liabilities	2	1

In the first quarters of 2020 and 2019, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $18 million and $19 million in the first quarters of 2020 and 2019, respectively, which were included in the short-term contract liability balance at the beginning of each respective period. There were no contract assets and liabilities that were recognized in the first quarters of 2020 and 2019 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of each respective period that transferred to receivables in the first quarters of 2020 and 2019.

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

COSTS TO OBTAIN A CONTRACT

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be capitalized. These costs are periodically reviewed for impairment, and are amortized on a straight-line basis over the expected period of benefit. As of both March 28, 2020 and December 28, 2019, capitalized acquisition costs amounted to $40 million and are reflected in short-term contract assets and long-term contract assets in the table above. In the first quarters of 2020 and 2019, amortization expense was $7 million and $9 million, respectively. The Company had no asset impairment charges related to contract assets in the

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

periods presented herein. There is uncertainty regarding the impacts of COVID-19, the novel coronavirus disease that has been declared a pandemic by the World Health Organization on March 11, 2020, on the global and national economies, which could negatively affect our customers and result in future impairments of contract assets.

NOTE 5. SEGMENT INFORMATION

At March 28, 2020, the Company had three reportable segments: Business Solutions Division, Retail Division and the CompuCom Division. The Business Solutions Division sells nationally branded as well as the Company’s private branded office supply and adjacency products and services to customers in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites. The Retail Division includes a chain of retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which sell office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, and office furniture as well as offer business services including copying, printing, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are also facilitated through the Company’s regional print production centers. The CompuCom Division provides IT services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including technology lifecycle management, end user computing and collaboration, service desk, remote technology monitoring and management, and IT workforce solutions.

The retained global sourcing operations previously included in the former International Division are not significant and have been presented as Other. Also included in Other is the elimination of intersegment revenues of $4 million in the first quarter of 2020, and $3 million in the first quarter of 2019.

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

The following is a summary of sales and operating income (loss) by each of the Divisions and Other, reconciled to consolidated totals.

	Sales
	First Quarter
(In millions)	2020	2019
Business Solutions Division	$1,334	$1,344
Retail Division	1,156	1,175
CompuCom Division	235	247
Other	—	3
Total	$2,725	$2,769

	Division Operating Income (Loss)
	First Quarter
(In millions)	2020	2019
Business Solutions Division	$40	$46
Retail Division	87	67
CompuCom Division	3	(15)
Other	—	—
Total	$130	$98

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

A reconciliation of the measure of Division operating income to Consolidated income before income taxes is as follows:

	First Quarter
(In millions)	2020	2019
Total Divisions operating income	$130	$98
Add/(subtract):
Asset impairments	(12)	(29)
Merger and restructuring expenses, net	(16)	(14)
Unallocated expenses	(22)	(31)
Interest income	3	6
Interest expense	(18)	(23)
Other income, net	1	2
Income before income taxes	$66	$9

The components of goodwill by segment are provided in the following table:

	Business Solutions	Retail	CompuCom
(In millions)	Division	Division	Division	Total
Balance as of December 28, 2019	$410	$78	$456	$944
Acquisitions	10	—	—	10
Foreign currency rate impact	—	—	(14)	(14)
Balance as of March 28, 2020	$420	$78	$442	$940

Refer to Note 2 for additional information on the acquisitions made during the first quarter of 2020.

As of March 28, 2020, the Company believes, based on an evaluation of events and circumstances, that an interim impairment test has not been triggered and that its goodwill and indefinite-lived intangible assets continue to be recoverable for all reporting units. The Company is monitoring the performance of its Contract reporting unit, a component of the Business Solutions Division segment, and its CompuCom reporting unit, which both passed the quantitative assessments performed in 2019 with margins in excess of those determined in the Company’s 2018 annual assessment. The Company has taken several actions to improve the future operating performance of CompuCom, including the use of automation and technology to further improve service efficiency, simplifying organizational structures to improve service velocity, and aligning sales efforts to better serve its customers and accelerate cross-selling opportunities. The anticipated impacts of these actions were reflected in key assumptions used in the 2019 quantitative assessment, and if not realized, could result in future impairment of goodwill and indefinite-lived intangible assets for the CompuCom reporting unit.

The CompuCom reporting unit has experienced a decline in project-based service revenue late in the first quarter of 2020 due to the impacts of COVID-19 on its customers. This decrease is primarily due to customer-imposed deferrals of projects into future periods and the Company does not expect it to result in a significant impact on its long-term forecast. However, its total operations could be impacted further depending on the severity of the disease, the duration of the pandemic and actions that may be taken by governmental authorities. Accordingly, the Company has performed a sensitivity analysis for this reporting unit using scenarios that factor in different durations of the pandemic, the possibility of declines in revenue beyond the deferral of project revenue and assumptions of the business returning to normal level of operations in future years. Based on the weighted evaluation of these different scenarios, which included adjusted risk profiles, the Company believes that it is not more likely than not that the fair value of its CompuCom reporting unit is less than its carrying amount as of March 28, 2020. Significant changes in these key assumptions due to future developments could result in future impairment of goodwill for this reporting unit up to its full value of $442 million.

The Contract reporting unit, which is a key part of the Company’s integrated B2B platform, has been negatively impacted by the varying degrees of restrictions imposed late in the first quarter of 2020 by federal, state and local authorities, in response to the rapid spread of the novel coronavirus. The restrictions include the temporary closure of nonessential businesses, which constitute a portion of this reporting unit’s customers, along with the transition of many other business customers to a work-from-home environment and has resulted in decreased demand for the Contract reporting unit’s core product and service offerings. The extent to which the COVID-19 pandemic will impact the operating results of the Contract Reporting unit in the future will depend on numerous evolving factors and future developments, including the severity of the disease, the duration of the pandemic and actions that may be taken by governmental authorities. The Company has performed a sensitivity analysis for this reporting unit using scenarios that factor in different durations of the pandemic and timing for its business-to-business customers returning back to levels of historical operations, as well as opportunities to increase sales in its cleaning and breakroom product category. Based on the weighted evaluation of these

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

different scenarios which included adjusted risk profiles, the Company believes that it is not more likely than not that the fair value of its Contract reporting unit is less than its carrying amount as of March 28, 2020. Significant changes in these key assumptions due to future developments could result in future impairment of goodwill for this reporting unit up to its full value of $345 million.

NOTE 6. INCOME TAXES

The Company’s effective rate for the first quarter of 2020 differs from the statutory rate of 21% primarily due to the impact of state taxes, excess tax deficiencies associated with stock-based compensation awards and certain nondeductible items, adjustments to certain tax benefits and the mix of income and losses across U.S. and non-U.S. jurisdictions. The Company’s effective tax rates in prior periods have varied considerably as a result of several primary factors including the mix of income and losses across U.S. and non-U.S. jurisdictions, the impact of excess tax deficiencies associated with stock-based compensation awards and the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2020 and 2019, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to the dispositions of the international businesses and improved operating results. As a result, the Company’s effective tax rates are 32% for the first quarter of 2020, and 11% for the first quarter of 2019. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

The Tax Cuts and Jobs Act repealed the corporate Alternative Minimum Tax (“AMT”) and allows unutilized AMT credits to be refunded. For tax years 2018 through 2020, taxpayers could receive 50% of their uncredited balances as a cash refund with any remaining amounts refunded in full in 2021. As of the year end 2019, the Company determined it is more-likely-than-not that $22 million of its AMT credits will be refunded and is expected to be received in the fourth quarter of 2020. During the first quarter of 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. The CARES Act allows for the Company to refund 100% of its remaining AMT credits in 2020. The Company anticipates filing for the remaining $22 million in the second quarter of 2020 for a total refund of $44 million. The Company continues to evaluate the other provisions of the CARES Act to determine if they would have any material impact.

During the first quarter of 2020, the Company net settled its Timber notes receivable and Non-recourse debt. The Company has previously recorded a deferred tax liability related to the taxes deferred from the original transaction. The deferred liability was realized in the first quarter of 2020. It is anticipated that certain capital loss carryforwards, available tax credits and net operating losses will offset the resulting gain and no material cash income taxes will be due upon the realization.

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

It is anticipated that $2 million of tax positions will be resolved within the next 12 months. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. EARNINGS PER SHARE

The following table represents the calculation of earnings per common share – basic and diluted:

	First Quarter
(In millions, except per share amounts)	2020	2019
Basic Earnings Per Share
Numerator:
Net income	$45	$8
Denominator:
Weighted-average shares outstanding	529	543
Basic earnings per share	$0.09	$0.01
Diluted Earnings Per Share
Numerator:
Net income	$45	$8
Denominator:
Weighted-average shares outstanding	529	543
Effect of dilutive securities:
Stock options and restricted stock	13	18
Diluted weighted-average shares outstanding	542	561
Diluted earnings per share	$0.08	$0.01

Awards of stock options and nonvested shares representing 5 million additional shares of common stock were outstanding for the first quarter of 2020, and 4 million for the first quarter of 2019, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

As disclosed in the Company’s definitive proxy statement filed on March 26, 2020, if approved by the Company’s shareholders, the Company may implement a reverse stock split substantially concurrently with the consummation of the Reorganization. If implemented, all share and per share amounts will be retroactively adjusted to reflect the reverse stock split. The Reorganization is not a condition to the reverse stock split.

NOTE 8. DEBT

In connection with the consummation of the acquisition of CompuCom, the Company entered into a credit agreement, dated as of November 8, 2017 (the “Term Loan Credit Agreement”), which provides for a $750 million term loan facility with a maturity date of November 8, 2022. The Term Loan Credit Agreement was amended in November 2018. The Company was in compliance with all applicable financial covenants associated with the Term Loan Credit Agreement at March 28, 2020.

In May 2011, the Company entered into an amended and restated credit agreement, which was amended and restated in May 2016 for an additional five years, and was further amended in December 2016 and November 2017 (the Amended and Restated Credit Agreement including all amendments is referred to as the “Amended Credit Agreement”). The Amended Credit Agreement provides for a revolving credit facility of up to $1.2 billion and will mature on May 13, 2021. As provided in the Amended Credit Agreement, available amounts that can be borrowed are based on percentages of certain outstanding accounts receivable, credit card receivables, and inventory of the Company. At March 28, 2020, the Company had $851 million of available credit, and letters of credit outstanding totaling $62 million under the Amended Credit Agreement. There were no borrowings under the Amended Credit Agreement in the first quarter of 2020 and the Company was in compliance with all applicable financial covenants at March 28, 2020.

On April 17, 2020, the Company entered into the Third Amended and Restated Credit Agreement, which provides for a $1.2 billion asset-based revolving credit facility and a $100 million asset-based first-in, last-out term loan facility, for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature in April 2025. The Third Amended and Restated Credit Agreement replaces the Company’s existing Amended Credit Agreement that was due to mature in May 2021. Upon the closing of the transaction, the Company made an initial borrowing in the amount of $400 million under the New Facilities. These proceeds, along with available cash on hand, were used to repay in full the remaining $388 million balance under the Term Loan Credit Agreement and terminate it and to repay approximately $66 million of other debt. The Company recognized $12 million of loss from extinguishment of debt related to this transaction in the second quarter of 2020, which primarily includes the amortization of the remaining discount and debt issuance costs of the Term Loan Credit Agreement as of the closing date of the transaction.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NON-RECOURSE DEBT

The Installment Notes (the “Timber notes receivable”) and the related Bridge Loan (the “Non-recourse debt”), as defined in the 2019 Form 10-K, both matured on January 29, 2020. The Company received a net principal cash payment of $82.5 million upon maturity of the Installment Notes and the Bridge Loan on January 29, 2020, which were net settled as they were with the same third-party financial institution. Refer to Note 6 for additional information related to the tax impact of this transaction.

NOTE 9. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 28, 2019	$(29)	$(37)	$(66)
Other comprehensive loss activity	(41)	(1)	(42)
Balance at March 28, 2020	$(70)	$(38)	$(108)

TREASURY STOCK

In November 2018, the Board of Directors approved a stock repurchase program of up to $100 million of its common stock effective January 1, 2019, which extends until the end of 2020 and may be suspended or discontinued at any time. In November 2019, the Board of Directors approved an increase in the authorization of the existing stock repurchase program of up to $200 million and extended the program through the end of 2021. The current authorization includes the remaining authorized amount under the existing stock repurchase program. The exact timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances.

Under the stock repurchase program, the Company purchased approximately 13 million shares of its common stock at a cost of $30 million in the first quarter of 2020. As of March 28, 2020, approximately $131 million remains available for stock repurchases under the current stock repurchase authorization.

At March 28, 2020, there were 98 million common shares held in treasury. The Company’s Term Loan Credit Agreement and Amended Credit Facility included certain covenants on restricted payments such as common stock repurchases, based on the Company’s liquidity and borrowing availability. The Company’s ability to repurchase its common stock was also subject to certain restrictions under the Term Loan Credit Agreement prior to its termination in the second quarter of 2020. Refer to Note 8 for additional information about the termination of the Term Loan Credit Agreement.

DIVIDENDS ON COMMON STOCK

In the first quarter of 2020, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share on its common stock, resulting in total cash payments of $13 million. Dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. Payment of dividends is permitted under the Company’s Amended Credit Agreement provided that the Company has the required minimum liquidity or fixed charge coverage ratio, but may be limited if the Company does not meet the necessary requirements. Additionally, under the Company’s Term Loan Credit Agreement, payment of dividends was permitted subject to compliance with an annual limit, prior to its termination in the second quarter of 2020. Refer to Note 8 for additional information about the termination of the Term Loan Credit Agreement.

NOTE 10. EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – NORTH AMERICA

The components of net periodic pension expense (benefit) for the Company’s North America pension plans are as follows:

	First Quarter
(In millions)	2020	2019
Service cost	$—	$2
Interest cost	7	9
Expected return on plan assets	(8)	(10)
Net periodic pension expense (benefit)	$(1)	$1

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

During the first quarter of 2020, $2 million of cash contributions were made to the North America pension plans. The Company expects to make additional cash contributions of approximately $8 million to the North America pension plans during the remainder of 2020.

PENSION PLAN – UNITED KINGDOM

The components of net periodic pension benefit for the Company’s UK pension plan are as follows:

	First Quarter
(In millions)	2020	2019
Service cost	$—	$—
Interest cost	1	2
Expected return on plan assets	(1)	(2)
Net periodic pension benefit	$—	$—

The UK pension plan is in a net asset position. During the first quarter of 2020, cash contributions of $1 million were made to the UK pension plan. The Company is required to make an additional cash contribution of $1 million to the UK pension plan during the remainder of 2020.

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

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the first quarter of 2020, the Company recognized asset impairment charges of $12 million. Of these asset impairment charges, $10 million, were related to impairment of operating lease right-of-use (“ROU”) assets associated with the Company’s retail store locations, with the remainder primarily relating to impairment of fixed assets. All impairment charges discussed in the sections below are presented in Asset impairments in the Condensed Consolidated Statements of Operations.

The Company regularly reviews retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses input from retail operations and accounting and finance personnel. These inputs include management’s best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, by their nature, include judgments about how current initiatives will impact future performance. In the first quarter of 2020, the assumptions used within the

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures. These assumptions reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. The Company also analyzed the impact of the COVID-19 pandemic on store asset recoverability. Due to the nature of products sold, the retail stores were considered to be essential retail commerce by most local jurisdictions and as a result, the substantial majority of these stores remain open and operational with the appropriate safety measures in place during the COVID-19 outbreak. Late in the first quarter of 2020, the Company determined to temporarily reduce retail location hours by two hours daily and provide the option of curbside pickup at all locations, with a small number of locations solely providing curbside pickup. The Company’s recoverability assessment included evaluating the impact of these developments under scenarios of varying store-level sales and operating costs.

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as real estate broker’s opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the first quarter of 2020 impairment calculation were discounted at a weighted average discount rate of 8%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There is uncertainty regarding the impact of the COVID-19 pandemic on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the first quarter of 2020, the impairment recognized reflects the Company’s best estimate of future performance.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	March 28,		December 28,
	2020		2019
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Timber notes receivable	$—	$—	$819	$819
Company-owned life insurance	92	92	91	91
Financial liabilities:
Recourse debt:
Term Loan, due 2022	376	361	393	409
Revenue bonds, due in varying amounts periodically through 2029	186	183	186	186
American & Foreign Power Company, Inc. 5% debentures, due 2030	15	15	15	14
Non-recourse debt — Timber notes	—	—	735	735

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Timber notes receivable: Fair value is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 measure). The Timber notes receivable matured on January 29, 2020. Refer to Note 8 for additional information about the Timber notes receivable.

•

Company-owned life insurance: In connection with the 2013 OfficeMax merger, the Company acquired company-owned life insurance policies on certain former employees. The fair value of the company-owned life insurance policies is derived using determinable net cash surrender value, which is the cash surrender value less any outstanding loans (Level 2 measure).

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

•

Non-recourse debt: Fair value is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 measure). The Non-recourse debt matured on January 29, 2020. Refer to Note 8 for additional information about the Non-recourse debt.

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

In May 2017, the Office of Attorney General, State of Texas (''Texas AG'') issued a Civil Investigative Demand (“CID”) to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck, a software program manufactured by a third-party vendor and provided to the Company for its customers prior to December 31, 2016. The Company continues to cooperate with the Texas AG with respect to its investigation. At this time, it is difficult to predict the timing, the likely outcome, and/or potential range of loss, if any, of this matter.

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of March 28, 2020, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, our estimated range of reasonably possible losses was approximately $10 million to $20 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the potential impact of the COVID-19 pandemic on our business, our liquidity, suppliers, consumers, customers, and employees, disruptions or inefficiencies in our supply chain, our ability to mitigate or manage disruptions posed by COVID-19, changes in worldwide and U.S. economic conditions that materially impact consumer spending and employment and the demand for our products and services, and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth herein under “Risk Factors,” found in Other Information which supplements our discussion of “Risk Factors” within Other Key Information in our Annual Report on Form 10-K filed on February 26, 2020 (the “2019 Form 10-K”) with the SEC, and Forward-Looking Statements, found in our 2019 Form 10-K.

Throughout this report, the terms “Office Depot,” “Company,” “we,” “us” and “our” mean Office Depot, Inc. and all entities included in our Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist readers in better understanding and evaluating our financial condition and results of operations. We recommend reading this MD&A in conjunction with our Condensed Consolidated Financial Statements and the Notes to those statements included in the “Financial Statements” section of this Quarterly Report on Form 10-Q, as well as our 2019 Form 10-K.

OVERVIEW

THE COMPANY

We are a leading provider of business services and supplies, products and technology solutions to small, medium and enterprise businesses, through our integrated business-to-business (“B2B”) distribution platform of 1,295 retail stores, online presence, and dedicated sales professionals and technicians. Through our banner brands Office Depot®, OfficeMax®, CompuCom® and Grand&Toy®, as well as others, we offer our customers the tools and resources they need to focus on starting, growing and running their business.

As of March 28, 2020, our operations are organized into three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and CompuCom Division.

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

We continue to expand our reach and distribution network through acquisitions of profitable regional office supply distribution businesses, serving small and mid-market customers. Many of these customers are in geographic areas that were previously underserved by our network. During the first quarter of 2020, we acquired three small independent regional office supply distribution businesses which has allowed for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

The aggregate total purchase consideration, including contingent consideration, for the three acquisitions completed in the first quarter of 2020 was approximately $20 million, subject to certain customary post-closing adjustments. The aggregate purchase price was primarily funded with cash on hand, with the remainder consisting of contingent consideration estimated to be $2 million, which will be paid in two installments in the second quarters of 2021 and 2022, respectively.

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

RECENT DEVELOPMENTS

On March 11, 2020, the World Health Organization declared the current outbreak of a novel coronavirus disease (“COVID-19”) as a global pandemic. In response to this declaration and with the rapid spread of COVID-19 globally and throughout the United States, federal, state and local authorities have declared states of emergency and imposed varying degrees of restrictions on social and commercial activities, including travel restrictions and curfews, in order to promote social distancing in an effort to prevent and slow the spread of the disease. These restrictive measures have had significant adverse impacts on the national economy during the first quarter of 2020 and have continued into the second quarter of 2020.

From the beginning of the COVID-19 pandemic, we have made supporting the health and wellness of our employees and customers a priority. Due to the nature of products sold in our retail locations and integrated business-to-business distribution platform, such as cleaning and breakroom supplies, printers, computers, tablets and accessories, toner, ink, furniture and other work-from-home enabling and virtual learning products, which facilitate virtual connectivity and learning and support hospitals and healthcare providers and the mailing and shipping services we provide, our business is considered to be essential retail commerce by most local jurisdictions and has remained open and operational. Based upon the guidance of U.S. Centers for Disease Control (“CDC”) and local health authorities, we have put appropriate measures in place to maintain a healthy environment for our employees and customers, including the institution of social distancing protocols and increased frequency of cleaning and sanitizing in those facilities. Since March 2020, employees who are able to, have been working from home, with only essential employees in customer support and distribution centers working on site at our facilities. We have also limited employee travel to only essential business needs.

During the first quarter of 2020, we have experienced higher than forecasted demand at our retail locations and on our eCommerce platform. However, as of the end of April 2020, we are seeing volatility in consumer and business demand and corresponding declining sales patterns due to the promotion of social distancing and the adoption of shelter-in-place orders. In anticipation of potential future shortages, we have created contingency plans for those merchandise categories that may be in high demand, including those sourced internationally. We continue to review and update our contingency plans as circumstances evolve.

We continue to assess our outlook on a daily basis, but we are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration or any future recurrence of the outbreak, actions that may be taken by governmental authorities and other unforeseeable consequences. We may experience additional disruptions in our supply chain as the pandemic continues, though we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact. As a result, weaker global economic conditions and increased unemployment, including continued business disruption relating to the COVID-19 outbreak and resulting governmental actions may negatively impact our business and results of operations in future quarters of 2020 and beyond.

CONSOLIDATED RESULTS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 13-week period ended March 28, 2020 (also referred to as the “first quarter of 2020”) and March 30, 2019 (also referred to as the “first quarter of 2019”).

Our consolidated sales were 2% lower in the first quarter of 2020 compared to the same period of the prior year. This period-over-period decrease was primarily driven by lower sales in our Retail Division, which decreased 2% in the first quarter of 2020 primarily due to planned store closures, partially offset by higher comparable store sales as a result of increased demand for essential products and services by consumers and businesses during the COVID-19 outbreak. Our CompuCom Division also experienced 5% lower sales in the first quarter 2020 when compared to the prior year period, primarily due to certain customer mandated delays of previously scheduled projects as a result of COVID-19 business disruption and a decline in service volume. Sales in our Business Solutions Division also decreased 1% in the first quarter of 2020 when compared to the prior year period, primarily due to temporary closures of certain enterprise customers and a transition to a work-from-home environment in response to the restrictions imposed by local authorities to prevent and reduce the spread of COVID-19, which was partially offset by higher revenue generated by our eCommerce platform.

Sales	First Quarter
(In millions)	2020	2019	Change
Business Solutions Division	$1,334	$1,344	(1)%
Retail Division	1,156	1,175	(2)%
Change in comparable store sales			2%
CompuCom Division	235	247	(5)%
Other	—	3	(100)%
Total	$2,725	$2,769	(2)%

Product sales in the first quarter of 2020 decreased 1% from the comparative prior year period, primarily driven by lower sales in the Business Solutions Division as a result of temporary closures and transition to work-from-home and learn-from-home environments of certain business-to-business customers due to COVID-19, as described above. This decline was partially offset by an increase in product sales generated by our eCommerce platform, which is also included in our Business Solutions Division.

Sales of services in the first quarter of 2020 decreased 5%, primarily driven by a decline in sales of services in our CompuCom Division as a result of customer imposed delays of projects and reduced business volume, as well as a decline of our copy and print services in our Retail Division due to the impacts of COVID-19, including shelter-in-place orders and the temporary closures of nonessential businesses. The declines were partially offset by higher sales of services in our Business Solutions Division, primarily due to managed print services provided to our business-to-business customers, prior to the impacts of COVID-19 described above. On a consolidated basis, services represented approximately 14% of our total sales in the first quarter of 2020, as compared to 15% in the first quarter of 2019.

Sales	First Quarter
(In millions)	2020	2019	Change
Products	$2,337	$2,361	(1)%
Services	388	408	(5)%
Total	$2,725	$2,769	(2)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•

Total gross profit decreased by $12 million or 2% in the first quarter of 2020 when compared to the same period in 2019. The decrease in gross profit was largely driven by the flow through impact of store closures within our Retail Division and of lower sales in our Business Solutions Division. These reductions were partially offset by the impact of higher comparable sales in our Retail Division, savings generated from the implementation of the Business Acceleration Program, which among other things, optimized labor costs in our CompuCom Division, and acquisitions within our Business Solutions Division.

•

Total gross margin for the first quarter of 2020 was 23% and consistent with the comparative prior year period. While we incurred incremental costs related to trade tariffs on inventory we purchase from China, our recent actions, including changes to our contracting model, alternative sourcing strategies, and selective price increase pass-through efforts mitigated much of the impact of such trade tariffs to our results of operations.

•

Total selling, general and administrative expenses decreased by $53 million or 9% in the first quarter of 2020 when compared to the same period in 2019. The decrease was the result of store closures in our Retail Division and certain strategic initiatives, including the Business Acceleration Program, aimed at reducing our spend on payroll and payroll-related costs and other discretionary expenses such as professional fees, contingent labor, travel and marketing. The decreases in total selling, general, and administrative expenses in the first quarter of 2020 was partially offset by increases in expenses associated with the expansion of our distribution network through acquisitions.

•

We recorded $16 million of merger and restructuring expenses, net in the first quarter of 2020 compared to $14 million in the first quarter of 2019. Merger and restructuring expenses in the first quarter of 2020 include $7 million of severance, retention, transaction and integration costs associated with business acquisitions and $9 million of expenses associated with restructuring activities. Refer to Note 3. “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements for additional information.

•

We recorded $12 million of asset impairment charges in the first quarter of 2020 which primarily related to impairment of operating lease ROU assets associated with our retail store locations. We recorded $29 million of asset impairment charges in the first quarter of 2019 which primarily related to impairment of operating lease ROU assets associated with our retail store locations. Refer to Note 11. “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements for additional information.

•

Our effective tax rate of 32% for the first quarter of 2020 differs from the statutory rate of 21% due to the impact of state taxes and certain nondeductible items, excess tax deficiencies associated with stock-based compensation awards and our mix of income and losses across U.S. and non-U.S. jurisdictions. Our effective tax rate of 11% for the first quarter of 2019 was primarily influenced by the impact of excess tax deficiencies associated with stock-based compensation awards, the impact of state taxes and certain nondeductible items, adjustments to tax credit benefits, and the mix of income and losses across U.S. and non-U.S. jurisdictions. Some of these discrete items were particularly larger compared to the income reported in the first quarter of 2019, thus causing the effective tax rate for the period to be significantly lower than the statutory rate. Refer to Note 6. “Income Taxes” in Notes to Condensed Consolidated Financial Statements for additional information.

•	Diluted earnings per share was $0.08 in the first quarter of 2020 compared to $0.01 in the first quarter of 2019.
•

In each of the first quarters of 2020 and 2019, we paid a quarterly cash dividend on our common stock in the amount of $0.025 per share, resulting in total cash payments of $13 million and $14 million in each respective quarter. In addition, under our stock repurchase program, we bought back approximately 13 million shares of our common stock in the first quarter of 2020, returning another $30 million to our shareholders.

•

At March 28, 2020, we had $842 million in cash and cash equivalents and $851 million of available credit under the Amended Credit Agreement, for a total liquidity of approximately $1.7 billion. Cash provided by operating activities was $188 million for the first quarter of 2020 compared to $60 million in the comparable prior year period. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

BUSINESS SOLUTIONS DIVISION

	First Quarter
(In millions)	2020	2019
Products	$1,247	$1,268
Services	87	76
Total Sales	$1,334	$1,344
% change	(1)%	1%
Division operating income	$40	$46
% of sales	3%	3%

Product sales in our Business Solutions Division decreased 2% in the first quarter of 2020 compared to the corresponding period in 2019. Both periods reflect the positive impact of acquisitions and growth in certain adjacency categories such as cleaning and breakroom supplies. The first quarter of 2020 was impacted by lower demand, especially in product categories such as toner, ink and office supplies due to a portion of our business-to-business customers having to temporarily transition into a work-from-home environment or pause operations as a result of restrictions imposed by federal, state and local authorities during March 2020 which aim to prevent and reduce the spread of COVID-19. This was partially offset by higher sales in our e-Commerce platform, which experienced increased demand during this period as more customers preferred to get purchases delivered, the positive impact of acquisitions, and growth in certain adjacency categories such as cleaning and breakroom supplies.

Sales of services in our Business Solutions Division increased 14% in the first quarter of 2020 compared to prior period. This increase is primarily due to higher demand for our managed print and fulfillment services, copy and print services, and shipping services.

The impacts of the COVID-19 outbreak on future quarters of 2020 is unknown at this time because we are unable to estimate the magnitude by which sales of products and services of our Business Solutions Division will be affected, which will depend heavily on the duration of social distancing and shelter-in-place mandates, as well as the substance and pace of macroeconomic recovery. However, the impact may be material to the second quarter results of the Business Solutions Division.

The Business Solutions Division operating income was $40 million in the first quarter of 2020 compared to $46 million in the first quarter of 2019, a decrease of 13% period-over-period. Operating income margin was 3% in both comparable periods. The decrease in operating income in the first quarter of 2020 was related to the flow through impact of lower product sales coupled with a lower gross profit margin, which was partially offset by a reduction in selling, general and administrative expenses achieved through our Business Acceleration Program.

RETAIL DIVISION

	First Quarter
(In millions)	2020	2019
Products	$1,024	$1,026
Services	132	149
Total Sales	$1,156	$1,175
% change	(2)%	(6)%
Division operating income	$87	$67
% of sales	8%	6%
Comparable store sales increase (decline)	2%	(4)%

Product sales in our Retail Division were flat in the first quarter of 2020 compared to the corresponding period in 2019. The decrease in product sales from closing underperforming retail stores was offset by increased demand in essential products such as cleaning and breakroom supplies, technology products, furniture and other work-from-home and learn-from-home enabling products. The increased demand for these product categories was primarily driven by the immediate needs of our customers to help address their challenges derived from the COVID-19 outbreak. Additionally, the increased demand was driven by needs of customers who transitioned into remote work and virtual learning environments in March 2020 as a result of restrictions imposed by federal, state and local authorities in order to prevent and reduce the spread of COVID-19. This demand is likely to decrease in the near term related to numerous factors, among others, weaker U.S. economy and higher unemployment that materially impact consumer spending, the demand for our products and services and the availability of supply. Specifically, we have recently experienced supply constraints in our cleaning and breakroom product category, and we may face delays or difficulty sourcing these products.

For the reasons described in the “Recent Developments” section, our business is considered to be essential retail commerce by most local jurisdictions, and as a result, the substantial majority of our retail locations remain open and operational with the appropriate safety measures in place during the COVID-19 outbreak, including the introduction of a curbside pickup option. Late in the first quarter of 2020, we determined to temporarily reduce all our retail location hours by two hours daily with certain locations solely providing curbside pickup to our customers. We believe sales in our Retail Division may be adversely impacted due to the COVID-19 outbreak in future quarters in 2020. As there is uncertainty of the extent and duration of the impacts of the outbreak, we are unable to estimate the impact at this time.

Product sales were also positively impacted during the quarter by the increase in the volume of transactions where our customers buy online for pick up in our stores (“BOPIS”). BOPIS transactions are included in our Retail Division results because they are fulfilled with retail store inventory and serviced by our retail store associates. Our BOPIS sales have increased 26% in the first quarter of 2020 from the corresponding prior year period.

Sales of services in our Retail Division decreased 11% in the first quarter of 2020 compared to the corresponding period in 2019. The positive momentum we have experienced over the past several quarters from the expansion of our copy and print services and subscription volume was negatively impacted by a reduction in demand due to temporary closures of nonessential businesses, as well as the transition of a significant portion of our customers to a remote work and virtual learning environment, due to COVID-19.

Comparable store sales in the first quarter of 2020 increased 2% reflecting higher average order values and year-over-year growth in BOPIS transactions. Our comparable store sales in the first quarter of 2020 reflects the increased demand we experienced in cleaning and breakroom, computer and technology related products, furniture, and other remote work solutions due to COVID-19, as described above. Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes, natural disasters or epidemics/pandemics, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods, but may differ from measures used by other companies.

The Retail Division operating income increased 30% in the first quarter of 2020. As a percentage of sales this reflects a period-over-period increase of approximately 180 basis points. The comparative quarterly increase in operating income was mostly attributable to a higher gross margin from improvements in distribution and inventory management costs and lower operating lease costs recognized as a result of store impairments, and lower selling, general and administrative expenses resulting from continuous efforts to optimize costs. These improvements more than offset the flow-through impact of lower sales.

As of March 28, 2020, the Retail Division operated 1,295 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands compared to 1,359 stores at the end of the first quarter of 2019. Charges associated with store closures are reported as appropriate in Merger and restructuring expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail stores and distribution center assets, and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to “Corporate” discussion below for additional information of expenses incurred to date.

COMPUCOM DIVISION

	First Quarter
(In millions)	2020	2019
Products	$63	$62
Services	172	185
Total Sales	$235	$247
% change	(5)%	(4)%
Division operating income (loss)	$3	$(15)
% of sales	1%	(6)%

Product sales in our CompuCom Division increased 2% in the first quarter of 2020 compared to the corresponding period in 2019. We experienced strong growth in end user computing product sales which was driven by increased discipline in our selling process and improved relationships with our product manufacturer partners and stronger enterprise demand for computer and computer-related products as many businesses temporarily shifted to a work-from-home environment amid the COVID-19 outbreak. This increase in customer orders was partially mitigated by supply constraints encountered for certain internationally sourced products, which we expect to fulfill in future periods.

Sales of services in our CompuCom Division decreased 7% in the first quarter of 2020 compared to the corresponding period in 2019. This was primarily due to lower project-related revenue from existing customer accounts and lower overall business volume. The reduction in project-related revenue is due to our customers pausing discretionary project spending amidst the COVID-19 outbreak and the uncertainty of its impact on the economy. Although sales of services have been declining since the beginning of 2019, we are continuing our efforts to stabilize and grow revenue under our new leadership at this Division. In connection with these efforts, we are strategically focusing on our strengths and placing greater emphasis on our core digital workplace offerings. We continue to expand our value proposition and capitalize on our unique market position to serve remote workforces through our capabilities to provision hardware, provide virtual or call center support and dispatch our field technicians as needed.

The CompuCom Division operating income was $3 million in the first quarter of 2020 compared to operating loss of $15 million in the first quarter of 2019. Operating income has been increasing sequentially since the first quarter of 2019, which is mostly attributable to improved cost efficiencies as a result of our Business Acceleration Program. The increase in operating profitability despite the flow through impact of lower service sales volume was achieved through a reduction in associated labor-related expenses and ongoing expenditures to develop and market additional service offerings. We continue to take actions to improve future operating performance at our CompuCom Division, which include increasing the use of automation and technology to further improve service efficiency, simplifying organizational structures to improve service velocity, and aligning sales efforts to better serve our customers and accelerate cross-selling opportunities.

OTHER

Certain operations previously included in the International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are presented as Other. These operations primarily relate to the sale of products to former joint venture partners, and are not material in any period. Also included in Other is the elimination of intersegment revenues of $4 million for the first quarter of 2020 and $3 million for the first quarter of 2019.

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

Asset impairments

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses input from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value. Our recoverability analysis in the first quarter of 2020 also included the impact of the COVID-19 pandemic on the operations of our retail stores as described in the “Retail Division” section, and used scenarios of varying retail store-level sales and operating cost assumptions. In the first quarter of 2020, we recognized asset impairment charges of $12 million. Of these asset impairment charges, $10 million was related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder primarily relating to impairment of fixed assets. In the first quarter of 2019, we recognized asset impairment charges of $29 million. Of these asset impairment charges, $25 million was related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder primarily relating to impairment of fixed assets. As discussed above, there is uncertainty regarding the impact of the COVID-19 pandemic on the results of our operations in the second quarter of 2020 and beyond, which could result in future impairments of store assets if deemed unrecoverable.

As of March 28, 2020, we believe, based on an evaluation of events and circumstances, that an interim impairment test has not been triggered and that our goodwill and indefinite-lived intangible assets continue to be recoverable for all reporting units. We are monitoring the performance of our Contract reporting unit, a component of the Business Solutions Division segment, and our CompuCom reporting unit, which both passed the quantitative assessments performed in 2019 with margins in excess of those determined our 2018 annual assessment. We have taken several actions to improve the future operating performance of CompuCom, including the use of automation and technology to further improve service efficiency, simplifying organizational structures to improve service velocity, and aligning sales efforts to better serve its customers and accelerate cross-selling opportunities. The anticipated impacts of these actions are reflected in key assumptions used in the 2019 quantitative assessment, and if not realized, could result in future impairment of goodwill and indefinite-lived intangible assets for the CompuCom reporting unit.

The CompuCom reporting unit has experienced a decline in project-based service revenue late in the first quarter of 2020 due to the impacts of COVID-19 on its customers. This decrease is primarily due to customer-imposed deferrals of projects into future periods and we do not expect it to result in a significant impact on its long-term forecast. However, its total operations could be impacted further depending on the severity of the disease, the duration of the pandemic and actions that may be taken by governmental authorities. Accordingly, we performed a sensitivity analysis for this reporting unit using scenarios that factor in different durations of the pandemic, the possibility of declines in revenue beyond the deferral of project revenue and assumptions of the business returning to normal level of operations in future years. Based on the weighted evaluation of these different scenarios which included adjusted risk profiles, we believe that it is not more likely than not that the fair value of our CompuCom reporting unit is less than its carrying amount as of March 28, 2020. Significant changes in these key assumptions due to future developments could result in future impairment of goodwill for this reporting unit up to its full value of $442 million.

The Contract reporting unit, which is a key part of our integrated B2B platform, has been negatively impacted by the varying degrees of restrictions imposed late in the first quarter of 2020 by federal, state and local authorities, in response to the rapid spread of the novel coronavirus. The restrictions include the temporary closure of nonessential businesses, which constitute a significant portion of this reporting unit’s customers, along with the transition of many other business customers to a work-from-home environment and has resulted in decreased demand for the Contract reporting unit’s core product and service offerings. The extent to which the COVID-19 pandemic will impact the operating results of the Contract Reporting unit in the future will depend on numerous evolving factors and future developments, including the severity of the disease, the duration of the pandemic and actions that may be taken by governmental authorities. We performed a sensitivity analysis for this reporting unit using scenarios that factor in different durations of the pandemic and timing for its business-to-business customers returning back to levels of historical operations, as well as opportunities to increase sales in its cleaning and breakroom product category. Based on the weighted evaluation of these different scenarios which included adjusted risk profiles, we believe that it is not more likely than not that the fair value of our Contract reporting unit is less than its carrying amount as of March 28, 2020. Significant changes in these key assumptions due to future developments could result in future impairment of goodwill for this reporting unit up to its full value of $345 million.

Merger and restructuring expenses, net

Since 2017, we have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger and restructuring expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service our customers. These expenses are not included in the determination of Division operating income. Merger and restructuring expenses, net were $16 million in the first quarter of 2020 compared to $14 million in the first quarter of 2019.

Business Acceleration Program

In May 2019, our Board of Directors approved a company-wide, multi-year, cost reduction and business improvement program to systematically drive down costs, improve operational efficiencies, and enable future growth investments. Under this program (the “Business Acceleration Program”), we have made and will continue to make organizational realignments stemming from process improvements, increased leverage of technology and accelerated use of automation. This has resulted and will continue to result in the elimination of certain positions and a flatter organization. In connection with the Business Acceleration Program, we also anticipate closing approximately 90 underperforming retail stores in 2020 and 2021, and 9 other facilities, consisting of distribution centers and sales offices. Twelve retail stores were closed in the first quarter of 2020, and 7 other facilities were closed as of the end of 2019. Total estimated costs to implement the Business Acceleration Program are expected to be approximately $109 million, comprised of:

(a) severance and related employee costs of approximately $40 million;

(b) recruitment and relocation costs of approximately $2 million;

(c) retail store and facility closure costs of approximately $12 million;

(d) third-party costs to facilitate the execution of the Business Acceleration Program of approximately $48 million; and

(e) other costs of approximately $7 million.

Of the aggregate costs to implement the Business Acceleration Program, approximately $102 million are expected to be cash expenditures through 2021 funded primarily with cash on hand and cash from operations. We incurred $90 million in restructuring expenses to implement the Business Acceleration Program since its inception in 2019 through the end of the first quarter of 2020.

In the first quarter of 2020, we incurred $8 million in restructuring expenses associated with the Business Acceleration Program which consisted of $5 million in third-party professional fees, and $3 million of retail store and facility closure costs and other. We made cash expenditures of $10 million for the Business Acceleration Program in the first quarter of 2020.

We expect continued challenges in the market and economy that could materially impact consumer spending and employment, and in turn, negatively affect demand for the products and services we offer in our retail stores. These trends could be accelerated by COVID-19 and we may decide to commit to additional cost reduction strategies in the future.

Other

Included in restructuring expenses in the first quarter of 2019 were costs incurred in connection with the Comprehensive Business Review, a program we announced in 2016 and concluded at the end of 2019. These costs include severance, facility closure costs, contract termination, accelerated depreciation, relocation and disposal gains and losses, as well as other costs associated with retail store closures.

Refer to Note 3. “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements for an extensive analysis of these Corporate charges.

Unallocated Expenses

We allocate to our Divisions functional support expenses that are considered to be directly or closely related to segment activity. These allocated expenses are included in the measurement of Division operating income. Other companies may charge more or less for functional support expenses to their segments, and our results, therefore, may not be comparable to similarly titled measures used by other companies. The unallocated expenses primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, legal, audit and similar functions. Unallocated expenses also include the pension credit related to the frozen OfficeMax pension and other benefit plans. Additionally, the pension plan in the United Kingdom that has been retained by us in connection with the sale of the European Business, as well as certain general and administrative costs previously allocated to the International Division have been included in corporate unallocated expenses.

Unallocated expenses were $22 million in the first quarter of 2020 and $31 million in the first quarter of 2019. The decrease in the first quarter of 2020 compared to the prior year period was primarily due to lower deferred compensation expenses to our executive function and lower professional fees in the first quarter of 2020.

Other Income and Expense

	First Quarter
(In millions)	2020	2019
Interest income	$3	$6
Interest expense	(18)	(23)
Other income, net	1	2

In November 2017, we entered into a $750 million Term Loan Credit Agreement, due 2022. The Term Loan Credit Agreement was amended in November 2018 to reduce the interest rate from LIBOR plus 7.00% to LIBOR plus 5.25%. We recorded $8 million of interest expense in the first quarter of 2020 and $11 million in the first quarter of 2019 related to the Term Loan Credit Agreement. In April 2020, we repaid the remaining balance under the Term Loan Credit Agreement in full and terminated it. Refer to Note 8. “Debt” in Notes to Condensed Consolidated Financial Statements for additional information.

Income Taxes

Our effective rate of 32% for the first quarter of 2020 differs from the statutory rate of 21% primarily due to the impact of state taxes, excess tax deficiencies associated with stock-based compensation awards and certain nondeductible items, adjustments to certain tax benefits and the mix of income and losses across U.S. and non-U.S. jurisdictions. Our effective tax rates in prior periods have varied considerably as a result of several primary factors including the mix of income and losses across U.S. and non-U.S. jurisdictions, the impact of excess tax deficiencies associated with stock-based compensation awards and the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2020 and 2019, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to the dispositions of the international businesses and improved operating results. As a result, our effective tax rates are 32% for the first quarter of 2020, and 11% for the first quarter of 2019. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

The Tax Cuts and Jobs Act repealed the corporate Alternative Minimum Tax (“AMT”) and allows unutilized AMT credits to be refunded. For tax years 2018 through 2020, taxpayers could receive 50% of their uncredited balances as a cash refund with any remaining amounts refunded in full in 2021. As of the year end 2019, we determined it is more-likely-than-not that $22 million of our AMT credits will be refunded and is expected to be received in the fourth quarter of 2020. During the first quarter of 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. The CARES Act allows for us to refund 100% of our remaining AMT credits in 2020. We anticipate filing for the remaining $22 million in the second quarter of 2020 for a total refund of $44 million. We continue to evaluate the other provisions of the CARES Act to determine if they would have any material impact.

During the first quarter of 2020, we net settled our Timber notes receivable and Non-recourse debt. We have previously recorded a deferred tax liability related to the taxes deferred from the original transaction. The deferred liability was realized in the first quarter of 2020. It is anticipated that certain capital loss carryforwards, available tax credits and net operating losses will offset the resulting gain and no material cash income taxes will be due in upon the realization.

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

It is anticipated that $2 million of tax positions will be resolved within the next 12 months. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At March 28, 2020 and December 28, 2019, we had $842 million and $698 million in cash and cash equivalents, respectively, and $851 million and $920 million of available credit under the Amended Credit Agreement (as defined in Note 8. “Debt” in Notes to Condensed Consolidated Financial Statements), respectively, for a total liquidity of approximately $1.7 billion and $1.6 billion, respectively. Despite the weaker global economic conditions and the uncertainties related to the impacts of the COVID-19 pandemic, we currently believe that as a result of our strong financial position, including our cash and cash equivalents on hand, availability of funds under the Third Amended Credit Agreement, and full year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, merger integration and restructuring expenses, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. As the impact of the COVID-19 pandemic on the global and national economies and our operations evolve, we will continue to assess our liquidity needs. To preserve liquidity and maximize financial flexibility in the current environment, our Board of Directors has determined to temporarily suspend the stock repurchase program and the quarterly dividend. We intend to continue to evaluate and implement additional cost-cutting measures as is necessary to mitigate the negative financial impact of COVID-19.

Financing

No amounts were drawn under the Amended Credit Agreement during the first quarter of 2020. There were letters of credit outstanding under the Amended Credit Agreement at the end of the first quarter of 2020 totaling $62 million, and we were in compliance with all applicable financial covenants at March 28, 2020.

As disclosed in Note 8. “Debt” in Notes to Condensed Consolidated Financial Statements, we received a net cash payment of $87.7 million upon maturity of the Installment Notes and the Bridge Loan on January 29, 2020, which were net settled as they were with the same third-party financial institution. This amount includes principal of $82.5 million and interest of $5.2 million. Also, as noted in the “Income Taxes” section above, we expect to receive a refund of unutilized AMT credits of $44 million no later than the fourth quarter of 2020.

Also as disclosed in Note 8. “Debt”, on April 17, 2020, we entered into the Third Amended and Restated Credit Agreement, which provides for a $1.2 billion asset-based revolving credit facility and a $100 million asset-based first-in, last-out term loan facility, for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature in April 2025. The Third Amended and Restated Credit Agreement replaces our existing Amended Credit Agreement that was due to mature in May 2021. Upon the closing of the transaction, we made an initial borrowing in the amount of $400 million under the New Facilities. These proceeds, along with available cash on hand, were used to repay in full the remaining $388 million balance under the Term Loan Credit Agreement and terminate it and to repay approximately $66 million of other debt. We recognized $12 million of loss from extinguishment of debt related to this transaction in the second quarter of 2020, which primarily includes the amortization of the remaining discount and debt issuance costs of the Term Loan Credit Agreement as of the closing date of the transaction.

Strategic Transformation

In addition to the acquisitions disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets as well the possible acceleration of potential restructuring plans in connection with our strategic transformation. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness (Refer to Note 2. “Acquisitions” in Notes to Condensed Consolidated Financial Statements for additional information).

Capital Expenditures

We estimated capital expenditures in 2020 to be up to approximately $150 million, which includes investments to support our critical priorities. However, due to the factors described in the “Recent Development” section above, we are unable to estimate the magnitude by which capital expenditures will be affected in the future quarters of 2020. These expenditures will be funded through available cash on hand and operating cash flows.

Share Repurchases

In November 2018, our Board of Directors approved a stock repurchase program of up to $100 million of our common stock effective January 1, 2019, which extends until the end of 2020 and may be suspended or discontinued at any time. In November 2019, our Board of Directors approved an increase in the authorization of the existing stock repurchase program of up to $200 million and extended the program through the end of 2021. The current authorization includes the remaining authorized amount under the existing stock repurchase program. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances. Our ability to repurchase our common stock was also subject to certain restrictions under the Term Loan Credit Agreement prior to its termination in the second quarter of 2020. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses. In the first quarter of 2020, we purchased 13 million shares of our common stock at a cost of $30 million. As a result of the continued economic uncertainty due to COVID-19, our Board of Directors determined to temporarily suspend the stock repurchase program on May 5, 2020, however, the repurchase authorization remains effective and $131 million remains available for additional repurchases under the current stock repurchase program.

Dividends

On February 4, 2020, our Board of Directors declared a quarterly cash dividend of $0.025 per share on our common stock, which was paid on March 13, 2020, for a total cash payment of $13 million to our shareholders of record at the close of business on March 2, 2020. Dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Our Amended Credit Agreement permits payment of dividends provided that we have the required minimum liquidity or fixed charge coverage ratio, but may be limited if we do not meet the necessary requirements. Additionally, the Term Loan Credit Agreement, prior to its termination in the second quarter of 2020, contained certain restrictions on our ability to declare or pay dividends. Refer to Note 8. “Debt” in Notes to Condensed Consolidated Financial Statements for additional information about the termination of the Term Loan Credit Agreement.

In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, on May 5, 2020, our Board of Directors determined to temporarily suspend the Company’s quarterly cash dividend beginning in the second quarter of fiscal 2020. We will re-evaluate our capital return program when appropriate. Decisions regarding future dividends are within the discretion of our Board of Directors, and depend on a number of factors, including, general business and economic conditions, which includes the impact of COVID-19 on such conditions, and other factors which are discussed in “Risk Factors” within Other Key Information in our 2019 Form 10-K.

CASH FLOWS

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	First Quarter
(In millions)	2020	2019
Operating activities	$188	$60
Investing activities	776	(52)
Financing activities	(808)	(64)

Operating Activities

During the first quarter of 2020, cash provided by operating activities was $188 million, compared to $60 million during the corresponding period in 2019. This increase in cash flows from operating activities was primarily driven by $80 million more cash inflows from working capital and $24 million more cash inflows due to the usage of deferred income tax assets against current tax obligations. Net income for the first quarter of 2020 was higher than the corresponding period in 2019 after adjusting for non-cash charges, which also contributed to the increase in cash provided by operating activities. In addition, the first quarter of 2019 included the impact of $11 million cash outflow for acquisition contingent consideration. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. During the first quarter of 2020, the primary driver for working capital improvements was the depletion of our inventory through sales, which was not fully replenished at period-end.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash from investing activities was $776 million in the first quarter of 2020, compared to cash used in investing activities of $52 million in the first quarter of 2019. The cash inflow in the first quarter of 2020 was driven by the cash proceeds from the collection of the Timber notes receivable of $818 million, which was partially offset by $18 million in business acquisitions, net of cash acquired, and $25 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities. The cash outflow in the first quarter of 2019 was driven by $46 million in capital expenditures and $5 million in business acquisitions, net of cash acquired.

Financing Activities

Cash used in financing activities was $808 million in the first quarter of 2020, compared to $64 million in the first quarter of 2019. The cash outflow in the first quarter of 2020 primarily consisted of $735 million in Non-recourse debt retirement, $25 million in repayments on long and short-term borrowings, $13 million in payment of cash dividends and $30 million in repurchases of common stock, including commissions. The cash outflow in the first quarter of 2019 primarily consisted of $24 million in repayments on long and short-term borrowings, $14 million in payment of cash dividends, $11 million in repurchases of common stock, and $12 million acquisition contingent consideration payment up to the amount of the acquisition-date liability.

NEW ACCOUNTING STANDARDS

For a description of new applicable accounting standards, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2019 Form 10-K, in Note 1 of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except for our accounting policy updates described in Note 1 “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting policies since December 28, 2019.

OTHER INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 28, 2020, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2019 Form 10-K.

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

Based on management’s evaluation, our principal executive and financial officer has concluded that, as of March 28, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

We are in the process of integrating the companies we acquired during the last twelve months into our overall internal control over financial reporting processes.

LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 12. “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” within Other Key Information in our 2019 Form 10-K. In addition, we are supplementing such risk factors with the following disclosure:

Our business, results of operations and financial performance could be adversely affected by the recent COVID-19 pandemic and related social distancing and stay-at-home requirements implemented worldwide, which could materially affect our future results.

On March 11, 2020, the World Health Organization declared the current outbreak of a novel coronavirus disease (“COVID-19”) a global pandemic. In response to this declaration and with the rapid wide spread of COVID-19 globally and throughout the United States, federal, state and local authorities have declared states of emergency and imposed varying degrees of restrictions on social and commercial activities, including travel bans and curfews, in order to promote social distancing in an effort to prevent and slow the spread of the disease. The preventative measures taken by federal, state and local authorities to contain or mitigate the COVID-19 outbreak have caused, and are continuing to cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets both globally and in the United States, which could lead to a decline in discretionary spending by consumers, and in turn impact, possibly materially, our business, sales, financial condition and results of operations. As a result of the COVID-19 pandemic, we have temporarily closed certain offices (including our corporate headquarters) and implemented certain travel restrictions, both of which have changed how we currently operate our business. Currently, some of our employees are working remotely, and an extended period of remote work arrangements has and could continue to strain our business continuity plans and introduce operational risk, including but not limited to cybersecurity risks. While we have not experienced a material cybersecurity incident in connection with our current remote work arrangements, we could in the future. We are monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which will adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.

We are unable to predict the duration or severity of the COVID-19 pandemic. However, the longer it continues, we risk experiencing volatility in consumer and business demand and corresponding declining sales patterns. For example at the start of the second quarter 2020, the promotion of social distancing and the adoption of shelter-in-place orders are decreasing foot traffic in our stores. Additionally, we have experienced, and may continue to experience, reduced demand for our technology and IT workforce solutions from our enterprise business customers as a result of declining financial performance of such customers, lower demand, cancellations, reductions, revised payment terms, and requests to delay the start of service delivery. We expect that decreased foot traffic at our stores and declining financial performance of our business customers will adversely impact future sales.

In addition, we have incurred and will continue to incur additional costs to maintain the health of our customers and employees, which may be significant, as we continue to implement additional operational changes in response to the COVID-19 pandemic. COVID-19 has also caused disruption in our supply chain which has resulted in higher supply chain costs to replenish inventory in our retail stores and distribution centers, increased delivery costs as we shift from less commercial to more residential deliveries. The increased costs in our supply chain are likely to continue. Furthermore, we have experienced restricted product availability in certain categories, and while we have significantly increased our purchases across many categories, including new product categories, we may face delays or difficulty sourcing certain products and we may fail to adequately identify with certain regulatory requirements for new products which could negatively impact us.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity of the disease; the duration of the outbreak; the possibility of a resulting global or regional economic downturn or recession; governmental, business and other actions; the promotion of social distancing and the adoption of shelter-in-place orders affecting foot traffic in our stores; the impacts on our supply chain, including impacts to our distribution and logistics providers’ ability to operate or increases in their operating costs, which may have an adverse effect on our ability to meet customer demand and could result in an increase in our costs of production and distribution, including increased freight and logistics costs and other expenses; disruption to our third-party manufacturing partners and other vendors, including through effects of facility closures, reductions in operating hours and work force, and real time changes in operating procedures, including for additional cleaning and disinfection procedures; the impact of the pandemic on economic activity; customer reduction in workforce and furloughs; the extent and duration of the effect on consumer confidence and spending, customer demand and buying patterns including spending on discretionary categories; the effects of additional store closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our stores, distribution facilities, and other critical functions, particularly members of our work force who have been quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

In addition, we cannot predict the impact that COVID-19 will have on our customers, employees, suppliers, vendors, other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in “Risk Factors” within Other Key Information in our 2019 Form 10-K, any of which could have a material effect on us. The situation surrounding COVID-19 remains fluid and additional impacts may arise that we are not aware of currently.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2020, we purchased 13 million shares of our common stock at a cost of $30 million. At March 28, 2020, $131 million remains available for additional repurchases under the current stock repurchase program.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number	Average	Part of a Publicly	Purchased Under
	of Shares	Price Paid	Announced Plan or	the Repurchase
	Purchased	per Share	Program	Programs (b)
Period	(In millions)	(a)	(In millions)	(In millions)
December 29, 2019 — January 25, 2020	6	$2.65	6	$145
January 26, 2020 — February 22, 2020	1	$2.43	1	$142
February 23, 2020 — March 28, 2020	6	$1.92	6	$131
Total	13	$2.30	13

(a)	The average price paid per share for our common stock repurchases includes a per share commission paid.

(b)In November 2018, our Board of Directors approved a stock repurchase program of up to $100 million of our common stock effective January 1, 2019, which extends until the end of 2020 and may be suspended or discontinued at any time. In November 2019, our Board of Directors approved an increase in the authorization of the existing stock repurchase program of up to $200 million and extend the program through the end of 2021. The current authorization includes the remaining authorized amount under the existing stock repurchase program. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances. Our ability to repurchase our common stock was subject to certain restrictions under the Term Loan Credit Agreement prior to its termination in the second quarter of 2020. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses.

In February 2020, our Board of Directors declared a quarterly cash dividend of $0.025 per share on our common stock, which was paid on March 13, 2020, for a total cash payment of $13 million to our shareholders of record at the close of business on March 2, 2020. Dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Our Amended Credit Agreement permits payment of dividends provided that we have the required minimum liquidity or fixed charge coverage ratio, but may be limited if we do not meet the necessary requirements. Additionally, the Term Loan Credit Agreement, prior to its termination in the second quarter of 2020, contained certain restrictions on our ability to declare or pay dividends. Refer to Note 8. “Debt” in Notes to Condensed Consolidated Financial Statements for additional information about the termination of the Term Loan Credit Agreement.

EXHIBITS

10.1	General Release Agreement, dated March 18, 2020, between the Company and Jerri DeVard.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement.

FORM 10-Q CROSS-REFERENCE INDEX

Item	Page
Part I - Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income (Unaudited)	4
Condensed Consolidated Balance Sheets (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited)	6
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	34
Part II - Other Information
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	Not Applicable
Item 4. Mine Safety Disclosures	Not Applicable
Item 5. Other Information	Not Applicable
Item 6. Exhibits	37
Signatures	39
EX 10.1
EX 31.1
EX 32
EX 101
EX 104

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: May 6, 2020	By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: May 6, 2020	By:	/s/ RICHARD A. HAAS
Richard A. Haas
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)