Form 10-Q
period 2020-09-26
ODP Corp
filed 2020-11-05
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2020

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At October 28, 2020, there were 52,674,589 outstanding shares of The ODP Corporation (the successor issuer pursuant to Rule 12g-3(a) under the Exchange Act as of June 30, 2020) (“ODP”) Common Stock, $0.01 par value.

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

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Sales:
Products	$2,209	$2,377	$6,403	$6,921
Services	330	405	1,019	1,218
Total sales	2,539	2,782	7,422	8,139
Cost of goods and occupancy costs:
Products	1,727	1,840	5,086	5,412
Services	222	275	701	834
Total cost of goods and occupancy costs	1,949	2,115	5,787	6,246
Gross profit	590	667	1,635	1,893
Selling, general and administrative expenses	452	532	1,378	1,621
Asset impairments	10	5	423	50
Merger and restructuring expenses, net	26	22	107	105
Operating income (loss)	102	108	(273)	117
Other income (expense):
Interest income	—	5	3	16
Interest expense	(6)	(22)	(35)	(68)
Loss on extinguishment and modification of debt	—	—	(12)	—
Other income, net	3	2	7	7
Income (loss) before income taxes	99	93	(310)	72
Income tax expense	42	33	27	28
Net income (loss)	$57	$60	$(337)	$44
Earnings (loss) per share
Basic	$1.07	$1.09	$(6.40)	$0.81
Diluted	$1.04	$1.09	$(6.40)	$0.79

On June 30, 2020, Office Depot, Inc., the predecessor of The ODP Corporation, implemented a holding company reorganization (the “Reorganization”), which resulted in The ODP Corporation becoming the parent company of, and the successor issuer to, Office Depot, Inc. For purposes of this report, references to “we” or the “Company” or its management or business at any period prior to the holding company reorganization (June 30, 2020) refer to those of Office Depot, Inc. as the predecessor company and its consolidated subsidiaries and thereafter to those of The ODP Corporation and its consolidated subsidiaries, except as otherwise specified or to the extent the context otherwise indicates.

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Annual Report on Form 10-K filed on February 26, 2020 (the “2019 Form 10-K”).

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income (loss)	$57	$60	$(337)	$44
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	9	(9)	(19)	6
Other	—	—	(1)	1
Total other comprehensive income (loss), net of tax, where applicable	9	(9)	(20)	7
Comprehensive income (loss)	$66	$51	$(357)	$51

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	September 26,	December 28,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$743	$698
Receivables, net	661	823
Inventories	1,000	1,032
Prepaid expenses and other current assets	76	75
Timber notes receivable	—	819
Total current assets	2,480	3,447
Property and equipment, net	602	679
Operating lease right-of-use assets	1,209	1,413
Goodwill	605	944
Other intangible assets, net	360	388
Deferred income taxes	170	183
Other assets	319	257
Total assets	$5,745	$7,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,038	$1,026
Accrued expenses and other current liabilities	1,197	1,219
Income taxes payable	31	8
Short-term borrowings and current maturities of long-term debt	21	106
Non-recourse debt	—	735
Total current liabilities	2,287	3,094
Deferred income taxes and other long-term liabilities	199	176
Pension and postretirement obligations, net	73	85
Long-term debt, net of current maturities	354	575
Operating lease liabilities	1,037	1,208
Total liabilities	3,950	5,138
Commitments and contingencies
Stockholders' equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 62,528,954 at September 26, 2020 and 62,042,477 at December 28, 2019; outstanding shares — 52,671,761 at September 26, 2020 and 53,518,232 at December 28, 2019	1	1
Additional paid-in capital	2,662	2,652
Accumulated other comprehensive loss	(86)	(66)
Accumulated deficit	(427)	(89)
Treasury stock, at cost — 9,857,193 shares at September 26, 2020 and 8,524,245 shares at December 28, 2019	(355)	(325)
Total stockholders' equity	1,795	2,173
Total liabilities and stockholders’ equity	$5,745	$7,311

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	39 Weeks Ended
	September 26,	September 28,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(337)	$44
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	143	154
Amortization of debt discount and issuance costs	2	6
Charges for losses on receivables and inventories	27	22
Asset impairments	423	50
Loss on disposition of assets, net	6	2
Loss on extinguishment and modification of debt	12	—
Compensation expense for share-based payments	28	25
Deferred income taxes and deferred tax asset valuation allowances	11	23
Contingent consideration payments in excess of acquisition-date liability	(2)	(11)
Changes in working capital and other operating activities	176	(101)
Net cash provided by operating activities	489	214
Cash flows from investing activities:
Capital expenditures	(54)	(123)
Businesses acquired, net of cash acquired	(28)	(21)
Proceeds from collection of notes receivable	818	—
Other investing activities	10	2
Net cash provided by (used in) investing activities	746	(142)
Cash flows from financing activities:
Net payments on long and short-term borrowings	(337)	(74)
Debt retirement	(1,196)	—
Debt issuance	400	—
Cash dividends on common stock	(13)	(41)
Share purchases for taxes, net of proceeds from employee share-based transactions	(5)	(9)
Repurchase of common stock for treasury	(30)	(11)
Contingent consideration payments up to amount of acquisition-date liability	(1)	(12)
Other financing activities	(6)	2
Net cash used in financing activities	(1,188)	(145)
Effect of exchange rate changes on cash and cash equivalents	(4)	3
Net increase (decrease) in cash and cash equivalents	43	(70)
Cash, cash equivalents and restricted cash at beginning of period	700	660
Cash, cash equivalents and restricted cash at end of period	$743	$590
Supplemental information
Right-of-use assets obtained in exchange for new finance lease liabilities	$22	$21
Right-of-use assets obtained in exchange for new operating lease liabilities	85	211

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

	39 Weeks Ended September 26, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 28, 2019	62,042,477	$1	$2,652	$(66)	$(89)	$(325)	$2,173
Net income	—	—	—	—	45	—	45
Other comprehensive loss	—	—	—	(42)	—	—	(42)
Exercise and release of incentive stock (including income tax benefits and withholding)	426,591	—	(4)	—	—	—	(4)
Amortization of long-term incentive stock grants	—	—	7	—	—	—	7
Dividends paid on common stock ($0.25 per share)	—	—	(13)	—	—	—	(13)
Repurchase of common stock	—	—	—	—	—	(30)	(30)
Adjustment for adoption of accounting standard	—	—	—	—	(1)	—	(1)
Balance at March 28, 2020	62,469,068	$1	$2,642	$(108)	$(45)	$(355)	$2,135
Net loss	—	—	—	—	(439)	—	(439)
Other comprehensive income	—	—	—	13	—	—	13
Exercise and release of incentive stock (including income tax benefits and withholding)	45,478	—	(1)	—	—	—	(1)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Balance at June 27, 2020	62,514,546	$1	$2,650	$(95)	$(484)	$(355)	$1,717
Net income	—	—	—	—	57	—	57
Other comprehensive income	—	—	—	9	—	—	9
Exercise and release of incentive stock (including income tax benefits and withholding)	14,408	—	—	—	—	—	—
Amortization of long-term incentive stock grants	—	—	12	—	—	—	12
Balance at September 26, 2020	62,528,954	$1	$2,662	$(86)	$(427)	$(355)	$1,795

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited) – (Continued)

	39 Weeks Ended September 28, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 29, 2018	61,417,070	$1	$2,682	$(99)	$(173)	$(285)	$2,126
Net income	—	—	—	—	8	—	8
Other comprehensive income	—	—	—	11	—	—	11
Exercise and release of incentive stock (including income tax benefits and withholding)	593,243	—	(7)	—	—	—	(7)
Amortization of long-term incentive stock grants	—	—	8	—	—	—	8
Dividends paid on common stock ($0.25 per share)	—	—	(14)	—	—	—	(14)
Repurchase of common stock	—	—	—	—	—	(11)	(11)
Adjustment for adoption of accounting standard	—	—	—	—	(15)	—	(15)
Balance at March 30, 2019	62,010,313	$1	$2,669	$(88)	$(180)	$(296)	$2,106
Net loss	—	—	—	—	(24)	—	(24)
Other comprehensive income	—	—	—	5	—	—	5
Exercise and release of incentive stock (including income tax benefits and withholding)	15,594	—	(1)	—	—	—	(1)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Dividends paid on common stock ($0.25 per share)	—	—	(13)	—	—	—	(13)
Balance at June 29, 2019	62,025,907	$1	$2,664	$(83)	$(204)	$(296)	$2,082
Net income	—	—	—	—	60	—	60
Other comprehensive loss	—	—	—	(9)	—	—	(9)
Exercise and release of incentive stock (including income tax benefits and withholding)	13,576	—	—	—	—	—	—
Amortization of long-term incentive stock grants	—	—	8	—	—	—	8
Dividends paid on common stock ($0.25 per share)	—	—	(14)	—	—	—	(14)
Balance at September 28, 2019	62,039,483	$1	$2,658	$(92)	$(144)	$(296)	$2,127

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company is a leading provider of business services and supplies, products and technology solutions to small, medium and enterprise businesses, through an integrated business-to-business (“B2B”) distribution platform of dedicated sales professionals and technicians, online presence, and 1244 retail stores. Through its banner brands Office Depot®, OfficeMax®, CompuCom® and Grand&Toy®, as well as others, the Company offers its customers the tools and resources they need to focus on starting, growing and running their business. The Company’s corporate headquarters is located in Boca Raton, FL, and its primary website is www.officedepot.com.

At September 26, 2020, the Company had three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and the CompuCom Division.

The Condensed Consolidated Financial Statements as of September 26, 2020, and for the 13-week and 39-week periods ended September 26, 2020 (also referred to as the “third quarter of 2020” and “year-to-date 2020,” respectively) and September 28, 2019 (also referred to as the “third quarter of 2019” and “year-to-date 2019,” respectively) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Business acquisitions in 2019 and 2020 are included prospectively from the date of acquisition, thus affecting the comparability of the Company’s financial statements for all periods presented in this report on Form 10-Q.

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

After obtaining approval of the Company’s shareholders on May 11, 2020, the Company’s Board of Directors determined to set a reverse stock split ratio of 1-for-10 for a reverse stock split of the Company’s outstanding shares of common stock, and a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio. The reverse stock split was effective on June 30, 2020. All share and per share amounts in the Company’s Condensed Consolidated Financial Statements and notes thereto have been retroactively adjusted for the prior periods presented to give effect to this reverse stock split.

CORPORATE REORGANIZATION

On March 31, 2020, the Board of Directors of the Company approved proceeding with the Reorganization of the Company's corporate structure into a holding company structure. The Reorganization was completed on June 30, 2020, and Office Depot, Inc. became a wholly-owned subsidiary of a new holding company, The ODP Corporation, and replaced Office Depot, Inc. as the public company trading on the NASDAQ Stock Market under the ticker symbol “ODP”. All outstanding shares of Office Depot, Inc. were automatically converted into shares of common stock in The ODP Corporation. The holding company reorganization begins to simplify the Company’s legal entity and tax structure, more closely aligns the Company’s operating assets to their respective operating channels within the legal entity structure, and is intended to increase its operational flexibility. In addition, the Reorganization is intended to be a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders.

CASH MANAGEMENT

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Amounts not yet presented for payment to zero balance disbursement accounts of $11 million and $25 million at September 26, 2020 and December 28, 2019, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

At September 26, 2020 and December 28, 2019, cash and cash equivalents held outside the United States amounted to $157 million and $190 million, respectively.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Restricted cash consists primarily of short-term cash deposits having original maturity dates of twelve months or less that serve as collateral to certain of the Company’s letters of credit. Restricted cash is valued at cost, which approximates fair value. There was no restricted cash at September 26, 2020. At December 28, 2019, restricted cash amounted to $2 million and is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

The Company adopted this accounting standards update on the first day of the first quarter of 2020, and recognized a cumulative effect adjustment of $1 million, net of tax, to its accumulated deficit related to increasing the allowance for doubtful accounts within its receivables. The adoption of this new guidance did not result in any other changes and did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 2. ACQUISITIONS

Since 2017, the Company has been undergoing a strategic business transformation to pivot into an integrated B2B distribution platform, with the objective of expanding its product offerings to include value-added services for its customers and capture greater market share. As part of this transformation, the Company has been acquiring profitable regional office supply distribution businesses to expand its reach and distribution network into geographic areas that were previously underserved. Year-to-date 2020, the Company acquired four small independent regional office supply distribution businesses. Of these four acquisitions, three were completed in the first quarter of 2020, and one was completed in the third quarter of 2020.

The aggregate total purchase consideration, including contingent consideration, for the four acquisitions completed year-to-date 2020 was approximately $37 million, subject to certain customary post-closing adjustments. The aggregate purchase price was funded with cash on hand. The acquisitions were treated as purchases in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transactions including goodwill and other intangible assets. The Company has performed a preliminary purchase price allocation of the aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transactions, including $6 million of customer relationship intangible assets and $21 million of goodwill. An immaterial amount of the aggregate purchase price was allocated to working capital accounts. These assets and liabilities are included in the Condensed Consolidated Balance Sheet as of September 26, 2020. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the dates of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of the acquired office supply distribution businesses are combined with the Company’s operating results subsequent to their purchase dates, and are included in the Business Solutions Division. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses, individually and in the aggregate, are not material to the Company.

Based on new information received, the preliminary purchase price allocations of the companies acquired in 2019 have been adjusted during the respective measurement periods. These adjustments were insignificant individually and in the aggregate to the Company’s Condensed Consolidated Financial Statements. The measurement periods for acquisitions completed year-to-date 2019 closed within year-to-date 2020.

Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred, instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger and restructuring expenses, net line in the Condensed Consolidated Statements of Operations. Refer to Note 3 for additional information about the merger and restructuring expenses incurred during the third quarter and year-to-date 2020.

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

	Third Quarter		Year-to-Date
(In millions)	2020	2019	2020	2019
Merger and transaction related expenses
Severance and retention	$—	$—	$—	$1
Transaction and integration	3	6	17	18
Total Merger and transaction related expenses	3	6	17	19
Restructuring expenses
Severance	1	—	43	40
Professional fees	10	12	21	31
Facility closure, contract termination, and other expenses, net	12	4	26	15
Total Restructuring expenses	23	16	90	86
Total Merger and restructuring expenses, net	$26	$22	$107	$105

MERGER AND TRANSACTION RELATED EXPENSES

In the third quarter and year-to-date 2020, the Company incurred $3 million and $17 million of merger and transaction related expenses, respectively. Severance and retention include expenses related to the integration of staff functions in connection with business acquisitions and are expensed through the severance and retention period. Transaction and integration include legal, accounting, and other third-party expenses incurred in connection with acquisitions and business integration activities primarily related to CompuCom. Facility closure, contract termination, and other expenses, net relate to facility closure accruals, contract termination costs, gains and losses on asset dispositions, and accelerated depreciation.

RESTRUCTURING EXPENSES

Maximize B2B Restructuring Plan

In May 2020, the Company’s Board of Directors approved a restructuring plan to realign the Company’s operational focus to support its “business-to-business” solutions and IT services business units and improve costs (“Maximize B2B Restructuring Plan”). Implementation of the Maximize B2B Restructuring Plan is expected to be substantially completed by the end of 2023. The Maximize B2B Restructuring Plan aims to generate savings through optimizing the Company’s retail footprint, removing costs that directly support the Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of the Company’s business-to-business platform. The plan is broader than restructuring programs the Company has implemented in the past and includes closing and/or consolidating retail stores and distribution facilities and the reduction of up to 13,100 employee positions by the end of 2023. The Company is evaluating the number of retail store and distribution facility closures and/or consolidations, as well as the timing of any such closures and/or consolidations, however it is generally understood that closures will approximate the store’s lease termination date. The Company closed six retail stores and two distribution facilities under the Maximize B2B Restructuring Plan during the third quarter and year-to-date 2020. It is estimated that approximately 63 additional retail stores will be closed by the end of 2020. Such closures are in addition to the closures the Company anticipates in connection with the Business Acceleration Plan, as discussed below. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $143 million, comprised of:

(a)	severance costs of approximately $55 million;
(b)	facility closure costs of approximately $51 million, which are mainly related to retail stores; and
(c)	other costs, including contract termination costs, to facilitate the execution of the Maximize B2B Restructuring Plan of approximately $37 million.

The total costs of up to $143 million above are expected to be cash expenditures through 2023 funded primarily with cash on hand and cash from operations.

In the third quarter of 2020, the Company incurred $17 million in restructuring expenses associated with the Maximize B2B Restructuring Plan which consisted of $1 million in severance, $7 million in third-party professional fees, and $9 million of retail store and facility closure costs and other that were mainly related to closure accruals, gains and losses on asset dispositions, and accelerated

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

depreciation. Of these amounts, $13 million were cash expenditures in the third quarter of 2020. Year-to-date 2020, the Company incurred $68 million in restructuring expenses associated with the Maximize B2B Restructuring Plan which consisted of $43 million in severance, $7 million in third-party professional fees, and $18 million of retail store and facility closure costs and other that were mainly related to facility closure accruals, gains and losses on asset dispositions, and accelerated depreciation. Of these amounts, $16 million were cash expenditures year-to-date 2020.

Business Acceleration Program

In May 2019, the Company’s Board of Directors approved the Business Acceleration Program, a company-wide, multi-year, cost reduction and business improvement program to systematically drive down costs, improve operational efficiencies, and enable future growth investments. In connection with the Business Acceleration Program, the Company anticipates closing approximately 85 underperforming retail stores and eight other facilities, consisting of distribution centers and sales offices, by the end of 2020. In the third quarter and year-to-date 2020, the Company closed 10 and 57 retail stores, respectively. The Company closed one other facility in 2020, and seven other facilities were closed as of the end of 2019. No other facilities were closed in the third quarter of 2020. Total estimated costs to implement the Business Acceleration Program are expected to be approximately $107 million, of which approximately $99 million are expected to be cash expenditures through 2020 funded primarily with cash on hand and cash from operations. The Company has incurred $101 million in restructuring expenses to implement the Business Acceleration Program since its inception in 2019 through the end of the third quarter of 2020. The Business Acceleration Program is expected to be substantially complete by the end of 2020.

In the third quarter of 2020, the Company incurred $5 million in restructuring expenses associated with the Business Acceleration Program which consisted of $2 million in third-party professional fees, and $3 million of retail store and facility closure costs and other. The Company made cash expenditures of $4 million for the Business Acceleration Program in the third quarter of 2020. Year-to-date 2020, the Company incurred $19 million in restructuring expenses associated with the Business Acceleration Program which consisted of $11 million in third-party professional fees, and $8 million of retail store and facility closure costs and other. The Company made cash expenditures of $27 million for the Business Acceleration Program year-to-date 2020.

Other

Included in restructuring expenses in the third quarter and year-to-date 2019 were costs incurred in connection with the Comprehensive Business Review which concluded at the end of 2019. These costs included severance, facility closure costs, contract termination, accelerated depreciation, relocation and disposal gains and losses, as well as other costs associated with retail store closures. Included in restructuring expenses in the third quarter and year-to-date 2020 were third-party professional fees incurred in connection with the Reorganization.

MERGER AND RESTRUCTURING ACCRUALS

The activity in the merger and restructuring accruals year-to-date 2020 is presented in the table below. Certain merger and restructuring charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

	Balance as of			Balance as of
	December 28,	Charges	Cash	September 26,
(In millions)	2019	Incurred	Payments	2020
Termination benefits:
Merger-related accruals	$1	$1	$(1)	$1
Maximize B2B Restructuring Plan	—	38	(7)	31
Business Acceleration Program	13	(1)	(5)	7
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	—	2	(1)	1
Maximize B2B Restructuring Plan	—	16	(8)	8
Business Acceleration Program	5	21	(22)	4
Comprehensive Business Review	3	—	(1)	2
Total	$22	$77	$(45)	$54

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 4. REVENUE RECOGNITION

PRODUCTS AND SERVICES REVENUE

The following table provides information about disaggregated revenue by Division, and major products and services categories.

	Third Quarter of 2020
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$632	$401	$—	$2	$1,035
Technology	303	473	45	(2)	819
Furniture and other	192	163	—	—	355
Services
Technology	—	6	149	(3)	152
Copy, print, and other	70	104	3	1	178
Total	$1,197	$1,147	$197	$(2)	$2,539

	Third Quarter of 2019
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$758	$495	$—	$4	$1,257
Technology	302	422	71	—	$795
Furniture and other	204	119	—	2	$325
Services
Technology	—	7	176	(3)	$180
Copy, print, and other	86	134	5	—	$225
Total	$1,350	$1,177	$252	$3	$2,782

	Year-to-Date 2020
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$1,934	$1,085	$—	$10	$3,029
Technology	890	1,379	166	1	2,436
Furniture and other	514	420	—	4	938
Services
Technology	—	21	471	(10)	482
Copy, print, and other	216	311	9	1	537
Total	$3,554	$3,216	$646	$6	$7,422

	Year-to-Date 2019
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$2,264	$1,302	$—	$10	$3,576
Technology	941	1,294	209	1	2,445
Furniture and other	576	320	—	4	900
Services
Technology	—	21	539	(9)	551
Copy, print, and other	241	415	10	1	667
Total	$4,022	$3,352	$758	$7	$8,139

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

The largest offering in the technology service category is end user computing, which provides on-site services to assist corporate end users with their IT needs. Services are either billed on a rate per hour, per event, or per user, or on a fixed recurring basis. For the majority of technology service offerings contracts, the Company has the right to invoice the customer for an amount that directly corresponds with the value to the customer of the Company’s performance to date and as such the Company recognizes revenue based on the amount billable to the customer in accordance with the practical expedient provided by the current revenue guidance.

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

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts year-to-date 2020 and year-to-date 2019.

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

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and deferred revenue is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of both September 26, 2020 and December 28, 2019, the Company had $12 million of deferred revenue related to the loyalty program, which is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	September 26,	December 28,
(In millions)	2020	2019
Trade receivables, net	$523	$599
Short-term contract assets	17	23
Long-term contract assets	14	17
Short-term contract liabilities	51	52
Long-term contract liabilities	3	1

Year-to-date 2020 and year-to-date 2019, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $25 million both year-to-date 2020 and year-to-date 2019, which were included in the short-term contract liability balance at the beginning of each respective period. There were no contract assets and liabilities that were recognized year-to-date 2020 and year-to-date 2019 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of each respective period that transferred to receivables year-to-date 2020 and year-to-date 2019.

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

COSTS TO OBTAIN A CONTRACT

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be capitalized. These costs are periodically reviewed for impairment, and are amortized on a straight-line basis over the expected period

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

of benefit. As of September 26, 2020 and December 28, 2019, capitalized acquisition costs amounted to $31 million and $40 million, respectively, and are reflected in short-term contract assets and long-term contract assets in the table above. In the third quarter and year-to-date 2020, amortization expense was $8 million and $23 million, respectively. In the third quarter and year-to-date 2019, amortization expense was $9 million and $26 million, respectively. The Company had no asset impairment charges related to contract assets in the periods presented herein. There is uncertainty regarding the impacts of COVID-19, the novel coronavirus disease that was declared a pandemic by the World Health Organization on March 11, 2020, on the global and national economies, which could negatively affect our customers and result in future impairments of contract assets.

NOTE 5. SEGMENT INFORMATION

At September 26, 2020, the Company had three reportable segments: Business Solutions Division, Retail Division and the CompuCom Division. The Business Solutions Division sells nationally branded as well as the Company’s private branded office supply and adjacency products and services to customers in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites. The Retail Division includes a chain of retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which sell office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, and office furniture as well as offer business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are also facilitated through the Company’s regional print production centers. The CompuCom Division provides IT services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including technology lifecycle management, end user computing and collaboration, service desk, remote technology monitoring and management, and IT workforce solutions.

The retained global sourcing operations previously included in the former International Division are not significant and have been presented as Other. Also included in Other is the elimination of intersegment revenues of $5 million and $12 million for the third quarter and year-to-date 2020, respectively, and $3 million and $9 million for the third quarter and year-to-date 2019, respectively.

The products and services offered by the Business Solutions Division and the Retail Division are similar, but the CompuCom Division’s offerings are focused on IT services and related products. The Company’s three operating segments are its three reportable segments. The Business Solutions Division, the Retail Division and the CompuCom Division are managed separately as they represent separate channels in the way the Company serves its customers. The accounting policies for each segment are the same as those described in Note 1 of the 2019 Form 10-K. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Business Solutions Division, the Retail Division or the CompuCom Division, including asset impairments and merger and restructuring expenses, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities. In addition, the Company regularly evaluates the appropriateness of the reportable segments based on how the business is managed, including decision-making about resources allocation and assessing performance of the segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, the current reportable segments may change in the future.

The following is a summary of sales and operating income (loss) by each of the Divisions and Other, reconciled to consolidated totals.

	Sales
	Third Quarter		Year-to-Date
(In millions)	2020	2019	2020	2019
Business Solutions Division	$1,197	$1,350	$3,554	$4,022
Retail Division	1,147	1,177	3,216	3,352
CompuCom Division	197	252	646	758
Other	(2)	3	6	7
Total	$2,539	$2,782	$7,422	$8,139

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

	Division Operating Income (Loss)
	Third Quarter		Year-to-Date
(In millions)	2020	2019	2020	2019
Business Solutions Division	$45	$71	$98	$203
Retail Division	119	84	224	160
CompuCom Division	3	3	10	(11)
Other	—	—	—	—
Total	$167	$158	$332	$352

A reconciliation of the measure of Division operating income to Consolidated loss before income taxes is as follows:

	Third Quarter		Year-to-Date
(In millions)	2020	2019	2020	2019
Total Divisions operating income	$167	$158	$332	$352
Add/(subtract):
Asset impairments	(10)	(5)	(423)	(50)
Merger and restructuring expenses, net	(26)	(22)	(107)	(105)
Unallocated expenses	(29)	(23)	(75)	(80)
Interest income	—	5	3	16
Interest expense	(6)	(22)	(35)	(68)
Loss on extinguishment and modification of debt	—	—	(12)	—
Other income, net	3	2	7	7
Income (loss) before income taxes	$99	$93	$(310)	$72

The components of goodwill by segment are provided in the following table:

	Business Solutions	Retail	CompuCom
(In millions)	Division	Division	Division	Total
Balance as of December 28, 2019	$410	$78	$456	$944
Acquisitions	21	—	—	21
Foreign currency rate impact	—	—	(8)	(8)
Impairments	(115)	—	(237)	(352)
Balance as of September 26, 2020	$316	$78	$211	$605

Refer to Note 2 for additional information on the acquisitions made year-to-date 2020.

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. During the second quarter of 2020, due to the macroeconomic impacts of COVID-19 on the Company's current and projected future results of operations, the Company determined that an indicator of potential impairment existed requiring an interim quantitative goodwill impairment test for its CompuCom and Contract reporting units. The Contract reporting unit is a component of the Business Solutions Division segment. The quantitative goodwill impairment test indicated that the carrying value of the CompuCom and Contract reporting units exceeded their fair value by $237 million and $115 million, respectively. As a result, the Company recorded partial goodwill impairment charges of $237 million and $115 million in the second quarter of 2020 associated with the CompuCom and Contract reporting units, respectively. These non-cash impairment charges are presented within the Asset impairments line for year-to-date 2020 in the accompanying Condensed Consolidated Statements of Operations. At September 26, 2020, the CompuCom reporting unit and the Contract reporting unit have goodwill of $211 million and $241 million, respectively.

The decline in the fair values of the CompuCom and Contract reporting units resulted from macroeconomic impacts of COVID-19, particularly as it relates to the restrictions and closures imposed on their business customers, which lowered the projected revenue growth rates and profitability levels of the reporting units. The duration of the impacts of the pandemic became longer than anticipated in the first quarter of 2020, which significantly impacted the Company’s expectations on timing for its customers returning back to levels of historical operations. For its CompuCom reporting unit, the Company had begun to experience a decline in project-based service revenue due to customer-imposed deferrals late in the first quarter of 2020. During the second quarter of 2020, declines in project-based service revenue continued to deteriorate at a faster pace due to both customer-imposed deferrals and cancellations. The

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Company also started to experience declines in its annuity-based service revenue from reduced service volume and declines in its product revenue from deferred or cancelled customer spend on product purchases, due to the continued disruption in the activities of its business customers during the second quarter of 2020. For its Contract reporting unit, the Company had begun experiencing decreased demand for its core product and service offerings late in the first quarter of 2020, mainly as a result of the temporary closure of nonessential businesses which constitute a portion of this reporting unit’s customers, along with the transition of many other business customers to a work-from-home environment. The disruption on the Contract reporting unit’s business customers continued through the second quarter of 2020 as a portion of these businesses are still operating at reduced activity levels or remain closed. During the second quarter, the opportunities related to increased sales in cleaning and breakroom supplies and personal protective equipment also did not materialize at levels that were anticipated. In addition, the consideration of incremental risk associated with the uncertainty related to the pace of the economic recovery was also a factor that contributed to the decline in the fair values of both reporting units.

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

During the third quarter of 2020, the CompuCom and Contract reporting units continued to experience the negative impacts of COVID-19, which are consistent with the factors discussed above that gave rise to the decline in their fair values. The CompuCom and Contract reporting units’ operating performance and future outlook are in line with the Company’s revised forecasts used in determining the fair value estimates in the second quarter quantitative impairment test. Accordingly, there are no impairment indicators identified for these reporting units as of September 26, 2020. The Company also did not identify indicators of impairment related to its other reporting units, which mainly serve consumers through our retail stores and eCommerce platform and have been performing in accordance with forecasts. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 6. INCOME TAXES

During 2020 and 2019, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to the dispositions of the international businesses and improved operating results. As a result, the Company’s effective tax rates are 42% for the third quarter and (9)% for year-to-date 2020, and 35% for the third quarter and 39% for year-to-date 2019. The Company’s effective tax rates for the third quarter and year-to-date 2020 differ from the statutory rate of 21% primarily due to the impact of state taxes, excess tax deficiencies associated with stock-based compensation awards and certain nondeductible items, adjustments to certain tax benefits and the mix of income and losses across U.S. and non-U.S. jurisdictions. The difference between the Company’s year-to-date 2020 effective tax rate and the statutory rate was also impacted by goodwill impairment. The Company’s effective tax rates in prior periods have varied considerably as a result of several primary factors including the mix of income and losses across U.S. and non-U.S. jurisdictions, the impact of excess tax deficiencies associated with stock-based compensation awards and the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

The Tax Cuts and Jobs Act repealed the corporate Alternative Minimum Tax (“AMT”) and allows unutilized AMT credits to be refunded. For tax years 2018 through 2020, taxpayers could receive 50% of their uncredited balances as a cash refund with any remaining amounts refunded in full in 2021. As of year-end 2019, the Company determined it was more-likely-than-not that $22 million of its AMT credits would be refunded and was expected to be received in the third quarter of 2020. During the first quarter of 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. The CARES Act allows for the Company to refund 100% of its remaining AMT credits in 2020. The Company filed for the remaining $22 million in the second quarter of 2020 for a total refund of $44 million. The Company received the entire $44 million in the third quarter of 2020. The Company continues to evaluate the other provisions of the CARES Act to determine if they would have any material impact.

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

It is anticipated that $1 million of tax positions will be resolved within the next 12 months. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. EARNINGS (LOSS) PER SHARE

The following table represents the calculation of earnings (loss) per common share – basic and diluted:

	Third Quarter		Year-to-Date
(In millions, except per share amounts)	2020	2019	2020	2019
Basic Earnings (Loss) Per Share
Numerator:
Net income (loss)	$57	$60	$(337)	$44
Denominator:
Weighted-average shares outstanding	53	55	53	54
Basic earnings (loss) per share	$1.07	$1.09	$(6.40)	$0.81
Diluted Earnings (Loss) Per Share
Numerator:
Net income (loss)	$57	$60	$(337)	$44
Denominator:
Weighted-average shares outstanding	53	55	53	54
Effect of dilutive securities:
Stock options and restricted stock	1	—	—	1
Diluted weighted-average shares outstanding	54	55	53	55
Diluted earnings (loss) per share	$1.04	$1.09	$(6.40)	$0.79

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were less than 1 million in the third quarter of 2020, 2 million year-to-date 2020, 1 million in the third quarter of 2019, and less than 1 million year-to-date 2019, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

After obtaining approval of the Company’s shareholders on May 11, 2020, the Company’s Board of Directors determined to set a reverse stock split ratio of 1-for-10 for a reverse stock split of the Company’s outstanding shares of common stock, and a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio. The reverse stock split was effective on June 30, 2020. All share and per share amounts have been retroactively adjusted for the prior periods presented to give effect to this reverse stock split.

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

On April 17, 2020, the Company entered into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), which provides for a $1.2 billion asset-based revolving credit facility and a $100 million asset-based first-in, last-out term loan facility (“FILO Term Loan Facility”), for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature in April 2025. The Third Amended Credit Agreement replaces the Company’s then existing amended and restated credit agreement that was due to mature in May 2021. During the second quarter of 2020, the Company incurred approximately $6 million of new debt issuance costs under the Third Amended Credit Agreement, which will be recognized in interest expense through April 2025, the maturity date of the New Facilities.

Upon the closing of the transaction, the Company made an initial borrowing in the amount of $400 million under the New Facilities in the second quarter of 2020. These proceeds, along with available cash on hand, were used to repay in full the remaining $388 million balance under the Term Loan Credit Agreement and terminate it and to repay approximately $66 million of borrowings and interest associated with our company owned life insurance policies, which, prior to their repayment were presented as a reduction to the company owned life insurance policies asset balances within Other Assets. The Company recognized $12 million of loss from the extinguishment and modification of debt related to this transaction in the second quarter of 2020, which primarily included the write-off of the remaining unamortized original issue discount and debt issuance costs of the Term Loan Credit Agreement as of the closing date of the transaction, and is reflected in the Loss on extinguishment and modification of debt line item of the Condensed Consolidated Statement of Operations for year-to-date 2020. During the third quarter of 2020, the Company repaid $300 million of revolving loans outstanding under the Third Amended Credit Agreement.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

As provided in the Third Amended Credit Agreement, available amounts that can be borrowed are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, cash value of insurance policies, and certain specific real estate of the Company. At September 26, 2020, the Company had $100 million of outstanding FILO Term Loan Facility loans, $55 million of outstanding standby letters of credit, and $1.0 billion of available credit under the Third Amended Credit Agreement. The Company was in compliance with all applicable financial covenants at September 26, 2020.

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

NOTE 9. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 28, 2019	$(29)	$(37)	$(66)
Other comprehensive loss activity	(19)	(1)	(20)
Balance at September 26, 2020	$(48)	$(38)	$(86)

TREASURY STOCK

In November 2018, the Board of Directors approved a stock repurchase program of up to $100 million of its common stock effective January 1, 2019, which extends until the end of 2020. In November 2019, the Board of Directors approved an increase in the authorization of the existing stock repurchase program of up to $200 million and extended the program through the end of 2021. The current authorization includes the remaining authorized amount under the existing stock repurchase program. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances. In November 2020, the Board of Directors approved the resumption of the stock repurchase program beginning in the fourth quarter of 2020 which was temporarily suspended in May 2020 as a result of the economic uncertainty due to COVID-19.

The Company did not purchase any shares of its common stock in the third quarter of 2020. Prior to the temporary suspension of the Company’s stock repurchase program in May 2020, the Company repurchased approximately 1 million shares of its common stock at a cost of $30 million year-to-date 2020. The share amounts of share repurchases have been retroactively adjusted for the impact of the 1-for-10 reverse stock split disclosed in Note 1 above. As of September 26, 2020, approximately $130 million remains available for stock repurchases under the current stock repurchase program which will resume in the fourth quarter of 2020 and run through the end of 2021.

At September 26, 2020, there were 10 million common shares held in treasury, which has been retroactively adjusted for the impact of the 1-for-10 reverse stock split disclosed in Note 1 above. The Company’s Third Amended Credit Agreement included certain covenants on restricted payments such as common stock repurchases, based on the Company’s fixed charge coverage ratio, liquidity and borrowing availability. Refer to Note 8 for additional information about the Company’s compliance with financial covenants.

DIVIDENDS ON COMMON STOCK

In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, in May 2020, the Company’s Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of 2020. There was no quarterly cash dividend declared and paid in the second or third quarters of 2020. The Company’s quarterly cash dividend remains temporarily suspended. Prior to the temporary suspension of the Company’s quarterly cash dividend, the Company’s Board of Directors declared a cash dividend of $0.25 per share on its common stock, resulting in total cash payments of $13 million year-to-date 2020. Dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. Payment of dividends is permitted under the Company’s Third Amended Credit Agreement provided that the Company has the required minimum liquidity or fixed charge coverage ratio, but may be limited if the Company does not meet the necessary requirements. Refer to Note 8 for additional information about the Company’s compliance with financial covenants.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 10. EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – NORTH AMERICA

The components of net periodic pension expense (benefit) for the Company’s North America pension plans are as follows:

	Third Quarter		Year-to-Date
(In millions)	2020	2019	2020	2019
Service cost	$—	$2	$—	$6
Interest cost	7	9	21	27
Expected return on plan assets	(8)	(11)	(24)	(32)
Net periodic pension expense (benefit)	$(1)	$—	$(3)	$1

Year-to-date 2020, $9 million of cash contributions were made to the North America pension plans. The Company expects to make additional cash contributions of approximately $1 million to the North America pension plans during the remainder of 2020.

PENSION PLAN – UNITED KINGDOM

The components of net periodic pension benefit for the Company’s UK pension plan are as follows:

	Third Quarter		Year-to-Date
(In millions)	2020	2019	2020	2019
Service cost	$—	$—	$—	$—
Interest cost	2	1	4	4
Expected return on plan assets	(2)	(1)	(4)	(5)
Net periodic pension benefit	$—	$—	$—	$(1)

The UK pension plan is in a net asset position. Year-to-date 2020, cash contributions of $2 million were made to the UK pension plan. The Company is not required to make any additional cash contributions to the UK pension plan during the remainder of 2020.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the third quarter and year-to-date 2020, the Company recognized asset impairment charges of $10 million and $423 million, respectively. Of the asset impairment charges in the third quarter of 2020, $7 million was related to impairment of operating lease right-of-use (“ROU”) assets associated with the Company’s retail store locations, and the remainder was related to impairment of fixed assets. Of the asset impairment charges year-to-date 2020, $363 million was related to impairment of goodwill in the Contract and CompuCom reporting units and other intangible assets, $42 million was related to impairment of operating lease ROU assets associated with the Company’s retail store locations, and the remainder was related to impairment of fixed assets and a cost method investment. All impairment charges discussed in the sections below are presented in Asset impairments in the Condensed Consolidated Statements of Operations. Refer to Note 5 for additional information on goodwill impairment charges.

The Company regularly reviews retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses input from retail operations and accounting and finance personnel. These inputs include management’s best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, by their nature, include judgments about how current initiatives will impact future performance. In the third quarter and year-to-date 2020, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of the Company’s restructuring programs, including the probability of closure at the retail store level. While it is generally understood that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. These assumptions reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. The Company also analyzed the impact of the COVID-19 pandemic on store asset recoverability. Due to the nature of products sold, the retail stores were considered to be essential retail commerce by most local jurisdictions and as a result, the substantial majority of these stores have remained open and operational with the appropriate safety measures in place since the beginning of the COVID-19 outbreak, including a curbside pickup option. Since late in the first quarter of 2020, the Company has temporarily reduced retail location hours by two hours daily, which continues to be in effect at the majority of its retail locations. The Company’s recoverability assessment included evaluating the impact of these developments.

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the third quarter 2020 impairment calculation were discounted at a weighted average discount rate of 8%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There is uncertainty regarding the impact of the COVID-19 pandemic on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the third quarter of 2020, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets, including those related to the CompuCom and Contract reporting units which were negatively impacted by the COVID-19 pandemic, as discussed in Note 5. The Company did not identify any impairment indicators for these long-lived assets as of September 26, 2020 and as a result there were no associated impairment charges.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table presents information about financial instruments at the balance sheet dates indicated.

	September 26,		December 28,
	2020		2019
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Timber notes receivable	$—	$—	$819	$819
Company-owned life insurance	152	152	91	91
Financial liabilities:
Recourse debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	100	100	—	—
Term Loan, due 2022	—	—	393	409
Revenue bonds, due in varying amounts periodically through 2029	176	176	186	186
American & Foreign Power Company, Inc. 5% debentures, due 2030	15	16	15	14
Non-recourse debt — Timber notes	—	—	735	735

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

•

Recourse debt: Recourse debt, for which there were no transactions on the measurement date, was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure). The carrying amount of the New Facilities loans under the Third Amended Credit Agreement approximates fair value because the interest rates vary with market interest rates. The Term Loan Credit Agreement originally due in 2022 was repaid in full and terminated in April 2020. Refer to Note 8 for additional information about the Third Amended Credit Agreement and the Term Loan Credit Agreement.

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

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of September 26, 2020, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, our estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the potential impact of the COVID-19 pandemic on our business, liquidity, suppliers, consumers, customers, and employees, disruptions or inefficiencies in our supply chain, our ability to mitigate or manage disruptions posed by COVID-19, changes in worldwide and U.S. economic conditions that materially impact consumer spending and employment and the demand for our products and services, and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth herein under “Risk Factors,” found in Other Information which supplements our discussion of “Risk Factors” within Other Key Information in our Annual Report on Form 10-K filed on February 26, 2020 (the “2019 Form 10-K”) with the SEC, and Forward-Looking Statements, found in our 2019 Form 10-K.

On June 30, 2020, Office Depot, Inc., the predecessor of The ODP Corporation, implemented a holding company reorganization (the “Reorganization”), which resulted in The ODP Corporation becoming the parent company of, and the successor issuer to, Office Depot, Inc. For purposes of this report, references to “we,” or the “Company” or its management or business at any period prior to the holding company reorganization (June 30, 2020) refer to Office Depot, Inc. as the predecessor company and its consolidated subsidiaries and thereafter to those of The ODP Corporation and its consolidated subsidiaries, except as otherwise specified or to the extent the context otherwise indicates.

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

OVERVIEW

THE COMPANY

We are a leading provider of business services and supplies, products and technology solutions to small, medium and enterprise businesses, through our integrated business-to-business (“B2B”) distribution platform of dedicated sales professionals and technicians, online presence, and 1244 retail stores. Through our banner brands Office Depot®, OfficeMax®, CompuCom® and Grand&Toy®, as well as others, we offer our customers the tools and resources they need to focus on starting, growing and running their business.

As of September 26, 2020, our operations are organized into three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and CompuCom Division.

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

The CompuCom Division was formed during the fourth quarter of 2017 as a result of our acquisition of CompuCom Systems, Inc. (“CompuCom”). The CompuCom Division is a technology services provider supporting the distributed technology needs of enterprise organizations in the United States and Canada. With a vision of connecting people, technology, and the edge with a seamless experience, CompuCom enables enterprise employees to be productive. CompuCom offers a broad range of solutions including technology lifecycle management, end user computing and collaboration, service desk, remote technology monitoring and management, and IT workforce solutions. In 2020, a suite of technology services is being marketed through BSD and brings CompuCom’s enterprise quality services to small and medium companies.

STRATEGIC TRANSFORMATION

Since 2017, we have been undergoing a strategic business transformation to pivot the Company into an integrated B2B distribution platform, with the objective of expanding our product offerings to include value-added services for our customers and capture greater market share. As part of this transformation, we acquired CompuCom in 2017 and an enterprise IT solutions integrator and managed services provider in 2018.

We continue to expand our reach and distribution network through acquisitions of profitable regional office supply distribution businesses, serving small and mid-market customers. Many of these customers are in geographic areas that were previously underserved by our network. Year-to-date 2020, we acquired four small independent regional office supply distribution businesses which has allowed for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

The aggregate total purchase consideration, including contingent consideration, for the four acquisitions completed year-to-date 2020 was approximately $37 million, subject to certain customary post-closing adjustments. The aggregate purchase price was funded with cash on hand.

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

STOCK SPLIT AND CORPORATE REORGANIZATION

After obtaining the approval of our shareholders on May 11, 2020, our Board of Directors determined to set a reverse stock split ratio of 1-for-10 for a reverse stock split of the Company’s outstanding shares of common stock, and a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio. The reverse stock split was effective on June 30, 2020.

On March 31, 2020, our Board of Directors approved proceeding with the implementation of a Reorganization of the Company's corporate structure into a holding company structure. The Reorganization was completed on June 30, 2020, and Office Depot, Inc. became a wholly-owned subsidiary of a new holding company, The ODP Corporation, and replaced Office Depot, Inc. as the public company trading on the NASDAQ Stock Market under the ticker symbol “ODP”. All outstanding shares of Office Depot, Inc. were automatically converted into shares of common stock in The ODP Corporation. The Reorganization begins to simplify the Company’s legal entity and tax structure, more closely aligns our operating assets to their respective operating channels within the legal entity structure, and is intended to increase its operational flexibility. It has not resulted in a change in the directors, executive officers, management or business of the Company. In addition, the Reorganization is intended to be a tax-free transaction for U.S. federal income tax purposes for our shareholders.

RECENT DEVELOPMENTS

On March 11, 2020, the World Health Organization declared the current outbreak of a novel coronavirus disease (“COVID-19”) as a global pandemic. In response to this declaration and with the rapid spread of COVID-19 globally and throughout the United States, federal, state and local authorities have declared states of emergency and imposed varying degrees of restrictions on social and commercial activities, including travel restrictions and curfews, in order to promote social distancing in an effort to prevent and slow the spread of the disease. These restrictive measures have had significant adverse impacts on the national and global economy year-to-date 2020.

From the beginning of the COVID-19 pandemic, we have made supporting the health and wellness of our employees and customers a priority. Due to the nature of products sold in our retail locations and integrated business-to-business distribution platform, our business is considered to be essential retail commerce by most local jurisdictions and has remained open and operational. Based upon the guidance of the U.S. Centers for Disease Control (“CDC”) and local health authorities, we have put appropriate measures in place to help reduce the spread of infection to our employees and customers, including the institution of social distancing protocols and increased frequency of cleaning and sanitizing in those facilities. Since March 2020, employees who are able to, have been working from home, with only essential employees in our retail stores, customer support and distribution centers working on site at our facilities, as well as technicians and field support on-site at customer locations, as necessary. We have also limited employee travel to only essential business needs.

Overall demand has declined significantly as a result of the disruptions experienced by our business customers from restrictions on commercial activities and social distancing measures, and we expect these demand fluctuations to continue into the fourth quarter of 2020 and beyond. We also experienced lower than historical levels of sales of back-to-school supplies which typically peak over several weeks in the third quarter. The delayed start of the school year and the cancellation or delayed start of in-person school instruction across the U.S. as a result of the COVID-19 outbreak have negatively impacted our third quarter results. We expect the demand for back-to-school supplies to be spread over a longer timeframe in 2020 and extend into the fourth quarter of 2020 and beyond. We continued to experience higher than forecasted demand in our e-Commerce platform, as well as in our retail locations associated with certain product categories, such as furniture, technology products, cleaning and breakroom supplies and personal protective equipment that meet our customers’ needs arising from the risks related to potential exposure to COVID-19. In response to the volatility resulting from the pandemic, we are taking measures to protect our financial position during this challenging time period. These measures include creating contingency plans for merchandise categories that may be in high demand, adjusting our inventory levels, reducing certain occupancy costs, reducing nonessential expenses, and reducing our capital spend, among others. In May 2020, we proactively adopted a more conservative approach to our capital return program to preserve liquidity and maximum financial flexibility by temporarily suspending our share repurchases and quarterly cash dividend. In November 2020, our Board of Directors approved the resumption of the stock repurchase program beginning in the fourth quarter of 2020 which will run through the end of 2021. Our quarterly cash dividend remains temporarily suspended.

Beginning towards the end of the second quarter of 2020, states and local jurisdictions started to phase out restrictions imposed on commercial activities at varying degrees, while certain states have extended or reinstated restrictions. We continue to assess our outlook on a daily basis, but we are unable to accurately predict the pace and shape of the recovery from COVID-19 due to numerous uncertainties, including the duration or any future recurrence of the outbreak, actions that may be taken by governmental authorities, additional disruption to the economy and consumers’ willingness and ability to spend, temporary or permanent closures of our business customers, supply chain disruptions and other unforeseeable consequences. As a result, weaker global economic conditions and increased unemployment, including continued business disruption relating to the COVID-19 outbreak and resulting governmental actions may continue to negatively impact our business and results of operations in the fourth quarter of 2020 and beyond, as well as result in future impairments of our assets.

CONSOLIDATED RESULTS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 13-week and 39-week periods ended September 26, 2020 (also referred to as the “third quarter of 2020” and “year-to-date 2020,” respectively) and September 28, 2019 (also referred to as the “third quarter of 2019” and “year-to-date 2019,” respectively).

Our consolidated sales were 9% lower in both the third quarter and year-to-date 2020 compared to the same periods of the prior year. These period-over-period decreases were primarily driven by lower sales in our Business Solutions Division, which decreased 11% and 12% during the third quarter and year-to-date 2020, respectively, primarily due to temporary closures of certain enterprise customers and a transition to a work-from-home environment in response to the restrictions imposed by local authorities to prevent and reduce the spread of COVID-19. This decrease was partially offset by higher sales generated by our eCommerce platform, which is included in our Business Solutions Division. Sales in our Retail Division decreased 3% and 4% in the third quarter and year-to-date 2020, respectively, due to planned store closures, lower sales in existing locations due to reduced customer traffic, and decreased sales of back-to-school supplies due to the delayed start of the school year. Our CompuCom Division also experienced lower sales of 22% and 15% in the third quarter and year-to-date 2020, respectively, when compared to the prior year periods, primarily due to certain customer imposed delays and cancellations of previously scheduled projects and postponed new projects as a result of COVID-19 business disruption and lower product sales and service volume.

Sales	Third Quarter			Year-to-Date
(In millions)	2020	2019	Change	2020	2019	Change
Business Solutions Division	$1,197	$1,350	(11)%	$3,554	$4,022	(12)%
Retail Division	1,147	1,177	(3)%	3,216	3,352	(4)%
CompuCom Division	197	252	(22)%	646	758	(15)%
Other	(2)	3	(167)%	6	7	(14)%
Total	$2,539	$2,782	(9)%	$7,422	$8,139	(9)%

Product sales in the third quarter and year-to-date 2020 both decreased 7% from the comparative prior year periods, primarily driven by lower sales in the Business Solutions Division as a result of temporary closures and transition to a work-from-home environment of certain enterprise customers due to COVID-19, as described above, and was partially offset by an increase in product sales generated by our eCommerce platform.

Sales of services in the third quarter and year-to-date 2020 decreased 19% and 16%, respectively, primarily driven by a decline in sales of our copy and print services in our Retail Division due to reduced demand and in our CompuCom Division due to customer imposed delays and cancellations of previously scheduled and postponed new projects and reduced business volume, both as a result of the impacts of COVID-19 which included shelter-in-place orders, temporary closures of nonessential businesses, and schools transitioning to virtual learning. Sales of services were also impacted by the decline of our copy and print services in our Business Solutions Division due to the impacts of COVID-19, mainly as a result of the temporary closures of nonessential businesses. On a consolidated basis, services represented approximately 13% and 14% of our total sales in the third quarter and year-to-date 2020, respectively, as compared to 15% in both the third quarter and year-to-date 2019.

Sales	Third Quarter			Year-to-Date
(In millions)	2020	2019	Change	2020	2019	Change
Products	$2,209	$2,377	(7)%	$6,403	$6,921	(7)%
Services	330	405	(19)%	1,019	1,218	(16)%
Total	$2,539	$2,782	(9)%	$7,422	$8,139	(9)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•

Total gross profit decreased by $77 million or 12%, and $258 million or 14%, in the third quarter and year-to-date 2020, respectively, when compared to the same periods in 2019. The decrease in gross profit was largely driven by the flow through impact of lower sales in our Business Solutions Division and Retail Division, which consisted of $53 million and $16 million of the decrease in gross profit for the third quarter of 2020, respectively, and $176 million and $65 million of the decrease in the year-to-date 2020 period. The remaining decrease of $8 million and $15 million for the third quarter and year-to-date 2020, respectively, was attributable to our CompuCom Division. These reductions were partially offset by the savings generated from the implementation of the Business Acceleration Program, which among other things, optimized labor costs in our CompuCom Division, and acquisitions within our Business Solutions Division.

•

Total gross margin for the third quarter and year-to-date 2020 was 23% and 22%, respectively, which were lower than the comparative prior year period gross margins of 24% and 23%, respectively. The lower gross margin in the third quarter of 2020 is mainly driven by higher product costs as a result of product mix. The year-to-date 2020 period is mainly driven by the factors impacting the third quarter of 2020 as well as the deleveraging impact of supply chain and occupancy costs as a result of lower sales in the second quarter of 2020. While we incurred incremental costs related to trade tariffs on inventory we purchase from suppliers in China, certain actions, including changes to our contracting model, alternative sourcing strategies, and selective price increase pass-through efforts mitigated much of the impact of such trade tariffs to our results of operations.

•

Total selling, general and administrative expenses decreased by $80 million or 15%, and $243 million or 15% in the third quarter and year-to-date 2020, respectively, when compared to the same periods in 2019. The decrease was the result of store closures in our Retail Division and certain strategic initiatives, including the Business Acceleration Program, aimed at reducing our spend on payroll and payroll-related costs and other discretionary expenses such as professional fees, contingent labor, travel and marketing. The decreases in total selling, general, and administrative expenses in the third quarter and year-to-date 2020 were partially offset by increases in expenses associated with the expansion of our distribution network through acquisitions within our Business Solutions Division.

•

We recorded $26 million and $107 million of merger and restructuring expenses, net in the third quarter and year-to-date 2020, respectively, compared to $22 million and $105 million in the third quarter and year-to-date 2019, respectively. Merger and restructuring expenses in the third quarter and year-to-date 2020 included $3 million and $17 million, respectively, of severance, retention, transaction and integration costs associated with business acquisitions and $23 million and $90 million, respectively, of expenses associated with restructuring activities. Refer to Note 3. “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements for additional information.

•

We recorded $10 million and $423 million of asset impairment charges in the third quarter and year-to-date 2020, respectively, which included $363 million related to goodwill in our Contract and CompuCom reporting units and other intangible assets impairment year-to-date 2020, and $7 million and $42 million in the third quarter and year-to-date 2020, respectively, related to impairment of operating lease ROU assets associated with our retail store locations, with the remainder primarily relating to impairment of fixed assets and a cost method investment. We recorded $5 million and $50 million of asset impairment charges in the third quarter and year-to-date 2019, respectively, which primarily related to impairment of operating lease ROU assets associated with our retail store locations. Refer to Note 11. “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements for additional information.

•

In April 2020, we repaid the remaining balance under the Term Loan Credit Agreement in full and terminated it. We recognized $12 million of loss from the extinguishment and modification of debt related to this transaction, which primarily consists of the write-off of the remaining unamortized original issue discount and debt issuance costs of the Term Loan Credit Agreement, and is included in our results for year-to-date 2020. Refer to Note 8. “Debt” in Notes to Condensed Consolidated Financial Statements for additional information.

•

Our effective tax rates of 42% and (9)% for the third quarter and year-to-date 2020, respectively, differ from the statutory rate of 21% due to the impact of state taxes, excess tax deficiencies associated with stock-based compensation awards and certain nondeductible items, adjustments to certain tax benefits and the mix of income and losses across U.S. and non-U.S. jurisdictions. The difference between our year-to-date 2020 effective tax rate and the statutory rate was also impacted by goodwill impairment. Our effective tax rates of 35% and 39% for the third quarter and year-to-date 2019, respectively, were primarily influenced by the impact of state taxes and certain nondeductible items, adjustments to tax credit benefits, and the mix of income and losses across U.S. and non-U.S. jurisdictions. Refer to Note 6. “Income Taxes” in Notes to Condensed Consolidated Financial Statements for additional information.
•

Diluted earnings per share was $1.04 in the third quarter of 2020 compared to $1.09 in the third quarter of 2019. Diluted loss per share was $(6.40) year-to-date 2020 compared to diluted earnings per share of $0.79 year-to-date 2019.

•

In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, in May 2020, our Board of Directors suspended our quarterly cash dividend and our stock repurchase program. In November 2020, our Board of Directors approved the resumption of the stock repurchase program beginning in the fourth quarter of 2020 which will run through the end of 2021. Our quarterly cash dividend continues to be temporarily suspended. In the third quarter of 2020, we did not pay a quarterly cash dividend on our common stock. In the third quarter of 2019, we paid a quarterly cash dividend on our common stock in the amount of $0.25 per share, resulting in total cash payments of $14 million. In each of year-to-date 2020 and 2019, we paid total cash dividends of $13 million and $41 million, respectively.

•

At September 26, 2020, we had $743 million in cash and cash equivalents and $1.0 billion of available credit under the Third Amended Credit Agreement, for a total liquidity of approximately $1.7 billion. Cash provided by operating activities was $489 million for year-to-date 2020 compared to $214 million in the comparable prior year period. During the third quarter of 2020, we repaid $300 million of revolving loans outstanding under Third Amended Credit Agreement. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

BUSINESS SOLUTIONS DIVISION

	Third Quarter		Year-to-Date
(In millions)	2020	2019	2020	2019
Products	$1,127	$1,264	$3,338	$3,781
Services	70	86	216	241
Total Sales	$1,197	$1,350	$3,554	$4,022
% change	(11)%	(1)%	(12)%	1%
Division operating income	$45	$71	$98	$203
% of sales	4%	5%	3%	5%

Product sales in our Business Solutions Division decreased 11% and 12% in the third quarter and year-to-date 2020, respectively, compared to the corresponding periods in 2019. The third quarter and year-to-date 2020 were impacted by lower demand, especially in product categories such as toner, ink and office supplies due to a portion of our business-to-business customers having to temporarily transition into a work-from-home environment or pause operations as a result of restrictions imposed by federal, state and local authorities, which resulted in a decrease of $236 million and $705 million in product sales during the third quarter and year-to-date 2020, respectively. These restrictions, which started in March 2020 and aim to prevent and reduce the spread of COVID-19, have continued through the third quarter across a majority of the jurisdictions in which our customers operate. The lower demand from our business-to-business customers was partially offset by higher sales in other product categories which aggregated to $99 million and $262 million, respectively, and primarily related to cleaning products and personal protective equipment sales of $49 million and $148 million, respectively, in the third quarter and year-to-date 2020. Higher sales in our eCommerce platform, which experienced increased demand during this period as more customers preferred to order online and have their purchases delivered, and the impact of acquisitions, also contributed positively to our product revenues for the period, although they were not material drivers of our results for the third quarter and year-to-date 2020.

Sales of services in our Business Solutions Division decreased 19% and 10% in the third quarter and year-to-date 2020, respectively, compared to prior periods. The decrease in both periods is primarily due to lower demand from our business-to-business customers for our managed print and fulfillment services and copy and print services as a result of the impact of restrictions due to COVID-19 on their operations during the third quarter of 2020.

The impacts of the COVID-19 outbreak on the fourth quarter of 2020 and the magnitude by which sales of products and services of our Business Solutions Division will be affected will depend heavily on the duration of restrictions imposed by governmental authorities to prevent and reduce the spread of COVID-19 such as social distancing and shelter-in-place mandates, as well as the substance and pace of macroeconomic recovery. However, as discussed above, the impact has been material to the results of the Business Solutions Division in the third quarter and year-to-date 2020 and could continue into the fourth quarter of 2020 and beyond.

Our Business Solutions Division operating income was $45 million in the third quarter of 2020 compared to $71 million in the third quarter of 2019, a decrease of 37% period-over-period. The decrease in operating income in the third quarter of 2020 was related to the flow through impact of lower product sales volume coupled with a lower gross profit margin due to a combination of pricing pressures and higher product costs. This was partially offset by a reduction in selling, general and administrative expenses achieved through our Business Acceleration Program. Our Business Solutions Division operating income of $98 million year-to-date 2020 as compared to $203 million year-to-date 2019, decreased 52% period-over-period, and was driven by the impact of the factors described above for the third quarter of 2020.

RETAIL DIVISION

	Third Quarter		Year-to-Date
(In millions)	2020	2019	2020	2019
Products	$1,037	$1,036	$2,884	$2,916
Services	110	141	332	436
Total Sales	$1,147	$1,177	$3,216	$3,352
% change	(3)%	(6)%	(4)%	(6)%
Division operating income	$119	$84	$224	$160
% of sales	10%	7%	7%	5%
Comparable store sales decline	N/A	(4)%	N/A	(4)%

Product sales in our Retail Division were flat in the third quarter of 2020 compared to the corresponding period in 2019, and decreased 1% year-to-date 2020 compared to the corresponding period in 2019. Product sales were negatively impacted by closing underperforming retail stores, fewer transactions in existing stores, and a decline in sales of back-to-school supplies which typically peak over several weeks in the third quarter. The delayed start of the school year and the cancellation or delayed start of in-person school instruction across the U.S. as a result of the COVID-19 outbreak have negatively impacted the third quarter of 2020 as compared to the corresponding period in the prior year. We expect the demand for back-to-school supplies to be spread over a longer timeframe in 2020 and extend into the fourth quarter of 2020.

The decline in sales was fully offset for third quarter of 2020, and partially offset for year-to-date 2020, by the increased demand in essential products such as furniture, technology products, cleaning and breakroom supplies and other work-from-home and learn-from-home enabling products. The increase in these product categories were $145 million and $303 million in the third quarter of 2020 and year-to-date 2020, respectively, and was primarily driven by the needs of our customers to help address their challenges derived from the COVID-19 outbreak. Additionally, the increased demand was driven by needs of customers who transitioned into remote work and virtual learning environments in March 2020 as a result of restrictions imposed by federal, state and local authorities in order to prevent and reduce the spread of COVID-19. The demand for these product categories could decrease in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending, the demand for our products and services and the availability of supply. Specifically, we have begun to experience supply constraints in our product categories with high demand such as ink, cleaning and breakroom supplies, and technology products, and we may continue to face delays or difficulty sourcing these products.

For the reasons described in the “Recent Developments” section, our business is considered to be essential retail commerce by most local jurisdictions, and as a result, the substantial majority of our retail locations remain open and operational with the appropriate safety measures in place during the COVID-19 outbreak, including a curbside pickup option. Since late in first quarter of 2020, we have temporarily reduced our retail location hours by two hours daily, which continues to be in effect at the majority of our retail locations. We believe sales in our Retail Division may be adversely impacted due to the COVID-19 outbreak in the fourth quarter of 2020 and beyond. As there is uncertainty of the extent and duration of the impacts of the outbreak, we are unable to estimate the full impact at this time.

Product sales were also positively impacted during the quarter by the increase in the volume of transactions where our customers buy online for pick up in our stores (“BOPIS”). BOPIS transactions are included in our Retail Division results because they are fulfilled with retail store inventory and serviced by our retail store associates. Our BOPIS sales have increased 82% and 84% in the third quarter and year-to-date 2020, respectively, from the corresponding prior year periods, and we expect this trend to continue during the COVID-19 outbreak.

Sales of services in our Retail Division decreased 22% and 24% in the third quarter and year-to-date 2020, respectively, compared to the corresponding periods in 2019. The positive momentum we experienced in early 2020 from the expansion of our copy and print services and subscription volume was negatively impacted by a reduction in demand due to temporary closures of nonessential businesses, as well as the transition of a significant portion of our customers to a remote work and virtual learning environment, due to COVID-19.

We have historically reported our comparable store sales, which relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes, natural disasters or epidemics/pandemics, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods, but may differ from measures used by other companies. Due to the reduction in our retail location hours due to COVID-19, and the variability in COVID-19 related restrictions imposed by state and local governments such as occupancy levels and business regulations that can affect demand for our in-store products and services, comparable store sales are not a meaningful metric for the third quarter and year-to-date 2020, and therefore is not provided.

The Retail Division operating income increased 42% and 40% in the third quarter and year-to-date 2020, respectively, which, as a percentage of sales, reflects a period-over-period increase of approximately 320 basis points and 220 basis points, respectively. The comparative increase in operating income was mostly attributable to lower selling, general and administrative expenses resulting from continuous efforts to optimize costs and lower operating lease costs recognized as a result of store impairments. These improvements have more than offset the flow-through impact of lower sales.

As of September 26, 2020, the Retail Division operated 1,244 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands compared to 1,317 stores at the end of the third quarter of 2019. Charges associated with store closures are reported as appropriate in Merger and restructuring expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail stores and distribution center assets, and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to the “Corporate” section below for additional information of expenses incurred to date.

COMPUCOM DIVISION

	Third Quarter		Year-to-Date
(In millions)	2020	2019	2020	2019
Products	$45	$71	$166	$209
Services	152	181	480	549
Total Sales	$197	$252	$646	$758
% change	(22)%	(6)%	(15)%	(6)%
Division operating income (loss)	$3	$3	$10	$(11)
% of sales	2%	1%	2%	(1)%

Product sales in our CompuCom Division decreased 37% and 21% in the third quarter and year-to-date 2020, respectively, compared to the corresponding periods in 2019. We experienced strong enterprise demand for computer and computer-related products in the latter part of the first quarter of 2020 as many businesses temporarily shifted to a work-from-home environment amid the COVID-19 outbreak. This was followed by lower demand during the second and third quarters of 2020 as the immediate needs of business customers for such products diminished and a portion of our business customers continued to be temporarily closed due to restrictions put in place by local authorities that aim to prevent and reduce the spread of COVID-19.

Sales of services in our CompuCom Division decreased 16% and 13% in the third quarter and year-to-date 2020, respectively, compared to the corresponding periods in 2019. This was primarily due to lower project-related revenue from existing customer accounts and lower overall business volume. The reduction in project-related revenue is due to our customers pausing discretionary project spending amidst the COVID-19 outbreak and the uncertainty of its impact on the economy. Although sales of services have been declining since the beginning of 2019, we are continuing our efforts to stabilize and grow revenue in this Division. In connection with these efforts, we are strategically focusing on our strengths and placing greater emphasis on our core digital workplace offerings. We continue to expand our value proposition and capitalize on our unique market position to serve remote workforces through our capabilities to provision hardware, provide virtual or call center support and dispatch our field technicians as needed.

The CompuCom Division operating income was $3 million and $10 million in the third quarter and year-to-date 2020, respectively, compared to operating income of $3 million and an operating loss of $11 million in the third quarter and year-to-date 2019, respectively. Operating income has been increasing sequentially since the first quarter of 2019, which is mostly attributable to improved cost efficiencies as a result of our Business Acceleration Program. The increase in operating profitability despite the flow through impact of lower service sales volume was achieved through a reduction in associated labor-related expenses and ongoing expenditures to develop and market additional service offerings. We continue to take actions to improve future operating performance at our CompuCom Division, which include increasing the use of automation and technology to further improve service efficiency, simplifying organizational structures to improve service velocity, and aligning sales efforts to better serve our customers and accelerate cross-selling opportunities including ‘powered by CompuCom,’ a suite of technology services marketed through BSD which brings CompuCom’s enterprise quality services to small and medium companies.

OTHER

Certain operations previously included in the former International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are presented as Other. These operations primarily relate to the sale of products to former joint venture partners, and are not material in any period. Also included in Other is the elimination of intersegment revenues of $5 million and $12 million for the third quarter and year-to-date 2020, respectively, and $3 million and $9 million for the third quarter and year-to-date 2019, respectively.

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

Asset impairments

In the third quarter and year-to-date 2020, we recognized asset impairment charges of $10 million and $423 million, respectively. Of the asset impairment charges in the third quarter of 2020, $7 million was related to impairment of operating lease ROU assets associated with our retail store locations, and the remainder was related to impairment of fixed assets. Of the asset impairment charges year-to-date 2020, $363 million was related to impairment of goodwill in our CompuCom and Contract reporting units and other intangible assets, $42 million was related to impairment of operating lease ROU assets associated with our retail store locations, and the remainder was related to impairment of fixed assets and a cost method investment. In the third quarter and year-to-date 2019, respectively, we recognized asset impairment charges of $5 million and $50 million. Of these asset impairment charges, $2 million and $41 million, respectively, were related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder primarily related to impairment of fixed assets.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In the third quarter and year-to-date 2020, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our restructuring programs, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value. Our recoverability analysis in the third quarter of 2020 also included the impact of the COVID-19 pandemic on the operations of our retail stores as described in the “Retail Division” section. As discussed above, there is uncertainty regarding the impact of the COVID-19 pandemic on the results of our operations in the fourth quarter of 2020 and beyond, which could result in future impairments of store assets if deemed unrecoverable.

During the second quarter of 2020, due to the macroeconomic impacts of COVID-19 on our current and projected future results of operations, we determined that an indicator of potential impairment existed requiring an interim quantitative goodwill impairment test for our CompuCom and Contract reporting units. The Contract reporting unit is a component of our Business Solutions Division. The quantitative goodwill impairment test indicated that the carrying value of the CompuCom and Contract reporting units exceeded their fair value, and impairment charges of $237 million and $115 million, respectively, were recorded for these reporting units. CompuCom’s tradename, which is an indefinite-lived intangible asset, was also tested for impairment during this quantitative assessment and an impairment charge of $11 million was recorded to reduce its carrying amount in the second quarter of 2020. At September 26, 2020, the CompuCom reporting unit and the Contract reporting unit have goodwill of $211 million and $241 million, respectively. These non-cash impairment charges are presented within the Asset impairments line in the accompanying Condensed Consolidated Statements of Operations year-to-date 2020. Refer to Note 5. “Segment Information” in Notes to Condensed Consolidated Financial Statements for additional information regarding the drivers of decline in the fair values of our CompuCom and Contract reporting units as well as the methodologies, key inputs and assumptions used in determining the fair value estimates.

During the third quarter of 2020, our CompuCom and Contract reporting units continued to experience the negative impacts of COVID-19, which are consistent with the factors discussed in Note 5. “Segment Information” referred to above that gave rise to the decline in their fair values. The CompuCom and Contract reporting units’ operating performance and future outlook are in line with the Company’s revised forecasts used in determining the fair value estimates. Accordingly, there are no impairment indicators identified for these reporting units as of September 26, 2020. We also did not identify indicators of impairment related to our other reporting units, which mainly serve consumers through our retail stores and eCommerce platform and have been performing in accordance with our forecasts. We will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of our reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in additional goodwill impairment charges. Further, while we are currently in a strong liquidity and capital position, a significant deterioration may have a material impact on our liquidity and capital in future periods.

Merger and restructuring expenses, net

Since 2017, we have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger and restructuring expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income. Merger and restructuring expenses, net was $26 million and $107 million in the third quarter and year-to-date 2020, respectively, compared to $22 million and $105 million in the third quarter and year-to-date 2019, respectively.

Maximize B2B Restructuring Plan

In May 2020, our Board of Directors approved a restructuring plan to realign our operational focus to support our “business-to-business” solutions and IT services business units and improve costs. Implementation of the Maximize B2B Restructuring Plan is expected to be substantially completed by the end of 2023. The Maximize B2B Restructuring Plan aims to generate savings through optimizing our retail footprint, removing costs that directly support our Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of our business-to-business platform. The plan is broader than restructuring programs we have implemented in the past and includes closing and/or consolidating retail stores and distribution facilities and the reduction of up to 13,100 employee positions by the end of 2023. We are evaluating the number of retail store and distribution facility closures and/or consolidations, as well as the timing of any such closures and/or consolidations, however we generally expect that closures will approximate the store’s lease termination date. We closed six retail stores and two distribution facilities under the Maximize B2B Restructuring Plan during the third quarter and year-to-date 2020. We estimate that approximately 63 additional retail stores will be closed by the end of 2020. Such closures are in addition to the closures we anticipate in connection with the Business Acceleration Plan, as discussed below. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $143 million, comprised of:

(a)	severance costs of approximately $55 million;
(b)	facility closure costs of approximately $51 million, which are mainly related to retail stores; and
(c)	other costs, including contract termination costs, to facilitate the execution of the Maximize B2B Restructuring Plan of approximately $37 million.

The total costs of up to $143 million above are expected to be cash expenditures through 2023 funded primarily with cash on hand and cash from operations. As part of the optimization of our Retail footprint, potential closure prior to lease terms were considered. However, it is generally expected that closures would approximate their lease termination dates. Changes in future economic conditions and events may influence the decisions made which would not be a part of this plan. If stores are determined to be closed before the end of their lease term and the fair values of their assets are not sufficient to cover their carrying amounts, we may also incur non-cash asset impairment charges related to the operating lease ROU assets and fixed assets at these locations. The timing and amount of these future impairments will be dependent upon the decisions that will be made and whether the closures or disposals occur prior to the lease maturity dates or useful lives of the assets involved. Impairment charges on these assets, if any, will be reflected on the Asset impairments line item of our Condensed Consolidated Statements of Operations.

In the third quarter of 2020, we incurred $17 million in restructuring expenses associated with the Maximize B2B Restructuring Plan which consisted of $1 million in severance, $7 million in third-party professional fees, and $9 million of retail store and facility closure costs and other that were mainly related to closure accruals, gains and losses on asset dispositions, and accelerated depreciation. Of these amounts, $13 million were cash expenditures in the third quarter of 2020. Year-to-date 2020, we incurred $68 million in restructuring expenses associated with the Maximize B2B Restructuring Plan which consisted of $43 million in severance, $7 million in third-party professional fees, and $18 million of retail store and facility closure costs and other that were mainly related to facility closure accruals, gains and losses on asset dispositions, and accelerated depreciation. Of these amounts, $16 million were cash expenditures year-to-date 2020.

Business Acceleration Program

In May 2019, our Board of Directors approved the Business Acceleration Program, a company-wide, multi-year, cost reduction and business improvement program to systematically drive down costs, improve operational efficiencies, and enable future growth investments. In connection with the Business Acceleration Program, we anticipate closing approximately 85 underperforming retail stores and eight other facilities, consisting of distribution centers and sales offices, by the end of 2020. In the third quarter and year-to-date 2020, we closed 10 and 57 retail stores, respectively. We closed one other facility in 2020, and seven other facilities were closed as of the end of 2019. No other facilities were closed in the third quarter of 2020. Total estimated costs to implement the Business Acceleration Program are expected to be approximately $107 million, of which approximately $99 million are expected to be cash expenditures through 2020 funded primarily with cash on hand and cash from operations. We incurred $101 million in restructuring expenses to implement the Business Acceleration Program since its inception in 2019 through the end of the third quarter of 2020. The Business Acceleration Program is expected to be substantially completed by the end of 2020.

In the third quarter of 2020, we incurred $5 million in restructuring expenses associated with the Business Acceleration Program which consisted of $2 million in third-party professional fees, and $3 million of retail store and facility closure costs and other. We made cash expenditures of $4 million for the Business Acceleration Program in the third quarter of 2020. Year-to-date 2020, we incurred $19 million in restructuring expenses associated with the Business Acceleration Program which consisted of $11 million in third-party professional fees and $8 million of retail store and facility closure costs and other. We made cash expenditures of $27 million for the Business Acceleration Program year-to-date 2020.

Other

Included in restructuring expenses in the third quarter and year-to-date 2019 were costs incurred in connection with the Comprehensive Business Review which concluded at the end of 2019. These costs included severance, facility closure costs, contract termination, accelerated depreciation, relocation and disposal gains and losses, as well as other costs associated with retail store closures. Included in restructuring expenses in the third quarter and year-to-date 2020 were third-party professional fees incurred in connection with the Reorganization.

Refer to Note 3. “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements for an extensive analysis of these Corporate charges.

Unallocated Expenses

We allocate to our Divisions functional support expenses that are considered to be directly or closely related to segment activity. These allocated expenses are included in the measurement of Division operating income. Other companies may charge more or less for functional support expenses to their segments, and our results, therefore, may not be comparable to similarly titled measures used by other companies. The unallocated expenses primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, legal, audit and similar functions. Unallocated expenses also include the pension credit related to the frozen OfficeMax pension and other benefit plans. Additionally, the pension plan in the United Kingdom that has been retained by us in connection with the sale of the European Business, as well as certain general and administrative costs previously allocated to the former International Division have been included in corporate unallocated expenses.

Unallocated expenses were $29 million and $75 million in the third quarter and year-to-date 2020, respectively, and $23 million and $80 million in the third quarter and year-to-date 2019, respectively. The increase in the third quarter of 2020 compared to the prior year period was primarily due to higher legal expenses. The decrease year-to-date 2020 compared to the prior year period was primarily due to lower deferred compensation expenses in our executive function and lower professional fees in the first quarter of 2020, partially offset by higher legal expenses in the third quarter of 2020.

Other Income and Expense

	Third Quarter		Year-to-Date
(In millions)	2020	2019	2020	2019
Interest income	$—	$5	$3	$16
Interest expense	(6)	(22)	(35)	(68)
Loss on extinguishment and modification of debt	—	—	(12)	—
Other income, net	3	2	7	7

In April 2020, we entered into the Third Amended Credit Agreement which provides for an aggregate principal amount of up to $1.3 billion asset-based revolving credit facility and asset-based FILO Term Loan Facility, maturing in April 2025. We recorded $2 million and $5 million of interest expense in the third quarter and year-to-date 2020, respectively, related to the Third Amended Credit Agreement.

We recorded $10 million of interest expense year-to-date 2020, and $10 million and $31 million in the third quarter and year-to-date 2019, respectively, related to the Term Loan Credit Agreement. In April 2020, we repaid the remaining balance under the Term Loan Credit Agreement in full and terminated it. We recognized $12 million of loss from the extinguishment and modification of debt related to this transaction year-to-date 2020, which primarily included the write-off of the remaining unamortized original issue discount and debt issuance costs of the Term Loan Credit Agreement.

Refer to Note 8. “Debt” in Notes to Condensed Consolidated Financial Statements for additional information.

Income Taxes

During 2020 and 2019, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to the dispositions of the international businesses and improved operating results. As a result, our effective tax rates are 42% for the third quarter and (9)% for year-to-date 2020, and 35% for the third quarter and 39% for year-to-date 2019. Our effective tax rates for the third quarter and year-to-date 2020 differ from the statutory rate of 21% primarily due to the impact of state taxes, excess tax deficiencies associated with stock-based compensation awards and certain nondeductible items, adjustments to certain tax benefits and the mix of income and losses across U.S. and non-U.S. jurisdictions. The difference between our year-to-date 2020 effective tax rate and the statutory rate was also impacted by goodwill impairment. Our effective tax rates in prior periods have varied considerably as a result of several primary factors including the mix of income and losses across U.S. and non-U.S. jurisdictions, the impact of excess tax deficiencies associated with stock-based compensation awards and the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

The Tax Cuts and Jobs Act repealed the corporate Alternative Minimum Tax (“AMT”) and allows unutilized AMT credits to be refunded. For tax years 2018 through 2020, taxpayers could receive 50% of their uncredited balances as a cash refund with any remaining amounts refunded in full in 2021. As of year-end 2019, we determined it was more-likely-than-not that $22 million of our AMT credits would be refunded and was expected to be received in the third quarter of 2020. During the first quarter of 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. The CARES Act allows for us to refund 100% of our remaining AMT credits in 2020. We filed for the remaining $22 million in the second quarter of 2020 for a total refund of $44 million. We received the entire $44 million in the third quarter of 2020. We continue to evaluate the other provisions of the CARES Act to determine if they would have any material impact.

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

It is anticipated that $1 million of tax positions will be resolved within the next 12 months. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made at this time.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At September 26, 2020 and December 28, 2019, we had $743 million and $698 million in cash and cash equivalents, respectively, and $1.0 billion and $920 million of available credit under the Third Amended Credit Agreement (as defined in Note 8. “Debt” in Notes to Condensed Consolidated Financial Statements), respectively, for a total liquidity of approximately $1.7 billion and $1.6 billion, respectively. Despite the weaker global economic conditions and the uncertainties related to the impacts of the COVID-19 pandemic, we currently believe that as a result of our strong financial position, including our cash and cash equivalents on hand, availability of funds under the Third Amended Credit Agreement, and full year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, merger integration and restructuring expenses, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. As the impact of the COVID-19 pandemic on the global and national economies and our operations evolve, we will continue to assess our liquidity needs. To preserve liquidity and maximize financial flexibility in the current environment, our Board of Directors has proactively adopted a more conservative approach and temporarily suspended the stock repurchase program and the quarterly cash dividend beginning with the second quarter of 2020. In November 2020, our Board of Directors approved the resumption of the stock repurchase program beginning in the fourth quarter of 2020 which will run through the end of 2021. Our quarterly cash dividend remains temporarily suspended. We intend to continue to evaluate and implement additional cost-cutting measures as is necessary to mitigate the negative financial impact of COVID-19.

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

Also as disclosed in Note 8. “Debt”, on April 17, 2020, we entered into the Third Amended and Restated Credit Agreement, which provides for a $1.2 billion asset-based revolving credit facility and a $100 million asset-based FILO Term Loan Facility, for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature in April 2025. The Third Amended and Restated Credit Agreement replaces our then existing amended and restated credit agreement that was due to mature in May 2021. Upon the closing of the transaction, we made an initial borrowing in the amount of $400 million under the New Facilities. These proceeds, along with available cash on hand, were used to repay in full the remaining $388 million balance under the Term Loan Credit Agreement and terminate it and to repay approximately $66 million of other debt and related interest. We recognized $12 million of loss from the extinguishment and modification of debt related to this transaction in the second quarter of 2020, which primarily included the write-off of the remaining unamortized original issue discount and debt issuance costs of the Term Loan Credit Agreement as of the closing date of the transaction. During the third quarter of 2020, we repaid $300 million of revolving loans outstanding under the Third Amended Credit Agreement.

There were no revolving loans outstanding, $100 million of outstanding FILO Term Loan Facility loans, and $55 million of outstanding standby letters of credit under the Third Amended Credit Agreement at the end of the third quarter of 2020, and we were in compliance with all applicable financial covenants at September 26, 2020.

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

Capital Expenditures

We estimated capital expenditures in 2020 to be up to approximately $150 million, which includes investments to support our business priorities. However, due to the factors described in the “Recent Developments” section above, we are unable to estimate the magnitude by which capital expenditures will be affected in the fourth quarter of 2020. These expenditures will be funded through available cash on hand and operating cash flows.

Capital Return Programs – Share Repurchases and Dividends

In November 2018, our Board of Directors approved a stock repurchase program of up to $100 million of our common stock effective January 1, 2019, which extends until the end of 2020. In November 2019, our Board of Directors approved an increase in the authorization of the existing stock repurchase program of up to $200 million and extended the program through the end of 2021. The current authorization includes the remaining authorized amount under the existing stock repurchase program. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances. Our Third Amended Credit Agreement includes certain covenants on restricted payments such as common stock repurchases, based on our fixed charge coverage ratio, liquidity and borrowing availability. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses. As a result of the continued economic uncertainty due to COVID-19, our Board of Directors temporarily suspended the stock repurchase program in May 2020, however, the stock repurchase authorization remains effective. We did not purchase any shares of our common stock in the third quarter of 2020. In November 2020, our Board of Directors approved the resumption of the stock repurchase program beginning in the fourth quarter of 2020. Under the stock repurchase program before its temporary suspension in May 2020, we purchased approximately 1 million shares of our common stock at a cost of $30 million year-to-date 2020. As of September 26, 2020, approximately $130 million remains available for stock repurchases under the current stock repurchase program which will resume in the fourth quarter of 2020 and run through the end of 2021.

In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, in May 2020, our Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of fiscal 2020. There was no quarterly cash dividend declared and paid in the second or third quarters of 2020. Our quarterly cash dividend remains temporarily suspended. Prior to its temporary suspension, dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Our Third Amended Credit Agreement permits payment of dividends provided that we have the required minimum liquidity or fixed charge coverage ratio, but may be limited if we do not meet the necessary requirements.

We will re-evaluate our capital return program when appropriate. Decisions regarding future share buybacks and dividends are within the discretion of our Board of Directors, and depend on a number of factors, including, general business and economic conditions, which includes the impact of COVID-19 on such conditions, and other factors which are discussed in this discussion and analysis and “Risk Factors” within Other Key Information in our 2019 Form 10-K, as supplemented by our discussion of “Risk Factors” within Other Information in this quarterly report.

CASH FLOWS

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Year-to-Date
(In millions)	2020	2019
Operating activities	$489	$214
Investing activities	746	(142)
Financing activities	(1,188)	(145)

Operating Activities

Year-to-date 2020, cash provided by operating activities was $489 million, compared to $214 million during the corresponding period in 2019. This increase in cash flows from operating activities was primarily driven by $278 million more cash inflows from working capital and $9 million less cash outflows for contingent consideration payment, partially offset by $12 million less usage of deferred tax assets against current obligations. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. Year-to-date 2020, the primary driver for working capital improvements was the reduction in our receivables as a result of improved collections and lower sales on credit and less cash outflow on payables due to payment terms and timing of payments. After adjusting for non-cash charges, net income year-to-date 2020 was consistent with the corresponding period in 2019.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash from investing activities was $746 million year-to-date 2020, compared to cash used in investing activities of $142 million year-to-date 2019. The cash inflow year-to-date 2020 was driven by the cash proceeds from the collection of the Timber notes receivable of $818 million, which was partially offset by $28 million in business acquisitions, net of cash acquired, and $54 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities. The cash outflow year-to-date 2019 was driven by $123 million in capital expenditures and $21 million in business acquisitions, net of cash acquired.

Financing Activities

Cash used in financing activities was $1,188 million year-to-date 2020, compared to $145 million year-to-date 2019. The cash outflow year-to-date 2020 primarily consisted of activity related to our debt, which included $735 million Non-recourse debt retirement, $388 million Term Loan Credit Agreement retirement, $64 million of borrowings associated with our company owned life insurance policies, $337 million of net payments on other short- and long-term borrowings, $9 million revenue bond maturity, and $6 million of debt related fees, offset by $400 million of debt proceeds under the Third Amended Credit Agreement. We also used $13 million in payment of cash dividends and $30 million in repurchases of common stock, including commissions year-to-date 2020. The cash outflow year-to-date 2019 primarily consisted of $74 million in repayments on long- and short-term borrowings, $41 million in payment of cash dividends, $11 million in repurchases of common stock, and $12 million acquisition contingent consideration payment up to the amount of the acquisition-date liability.

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

OTHER INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 26, 2020, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2019 Form 10-K.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that, as of September 26, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We continually monitor and assess the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Our business, results of operations and financial performance have been and may continue to be adversely affected by the ongoing COVID-19 pandemic and related social distancing and stay-at-home requirements implemented worldwide, which could materially affect our future results.

On March 11, 2020, the World Health Organization declared the current outbreak of a novel coronavirus disease (“COVID-19”) a global pandemic. In response to this declaration and with the rapid wide spread of COVID-19 globally and throughout the United States, federal, state and local authorities have declared states of emergency and imposed varying degrees of restrictions on social and commercial activities, including travel bans and curfews, in order to promote social distancing in an effort to prevent and slow the spread of the disease. The preventative measures taken by federal, state and local authorities to contain or mitigate the COVID-19 outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States, which have led to a decline in discretionary spending by consumers, and in turn have adversely impacted our business, sales, financial condition and results of operations. While such restrictions have been eased or even lifted in certain states, the recent resurgence of COVID-19 in certain parts of the United States could result in restrictions being reinstated. As a result of the COVID-19 pandemic, we have temporarily closed certain offices (including our corporate headquarters) and implemented certain travel restrictions, both of which have changed how we currently operate our business. Currently, some of our employees are working remotely, and an extended period of remote work arrangements has and could continue to strain our business continuity plans and introduce operational risk, including but not limited to cybersecurity risks. While we have not experienced a material cybersecurity incident in connection with our current remote work arrangements, we could in the future. We are monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it is and will continue to impact our customers, employees, suppliers, vendors, business partners and distribution channels. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which has and will continue to adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.

We are unable to predict the duration or severity of the COVID-19 pandemic. However, the longer it continues, we will continue experiencing volatility in consumer and business demand and corresponding declining sales patterns. For example, since the second quarter of 2020, the promotion of social distancing and government restrictions on social and commercial activities decreased foot traffic in our stores. Additionally, we have experienced, and will continue to experience, reduced demand for our technology and IT workforce solutions from our enterprise business customers as a result of declining financial performance of such customers, lower demand, cancellations, reductions, revised payment terms, and requests to delay the start of service delivery. In addition, a weaker U.S. economy and higher unemployment will materially impact consumer spending. Decreased foot traffic at our stores and declining financial performance of our business customers has and will continue to adversely impact future sales.

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

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the disease; recurrence of the outbreak; the possibility of a resulting global or regional economic downturn or recession; governmental, business and other actions, including any future government stimulus programs; the promotion of social distancing and the adoption of shelter-in-place orders affecting foot traffic in our stores; the impacts on our supply chain, including impacts to our distribution and logistics providers’ ability to operate or increases in their operating costs, which have and may continue to have an adverse effect on our ability to meet customer demand and has resulted and could continue to result in an increase in our costs of production and distribution, including increased freight and logistics costs and other expenses; disruption to our third-party manufacturing partners and other vendors, including through effects of facility closures, reductions in operating hours and work force, and real time changes in operating procedures, including for additional cleaning and disinfection procedures; the impact of the pandemic on economic activity; customer reduction in workforce and furloughs; the extent and duration of the effect on consumer confidence and spending, customer demand and buying patterns including spending on discretionary categories; the effects of additional store closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our stores, distribution facilities, and other critical functions, particularly members of our work force who have been quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Due to the temporary suspension of the stock repurchase program, we did not repurchase any shares of our common stock in the third quarter of 2020. In November 2020, our Board of Directors approved the resumption of the stock repurchase program beginning in the fourth quarter of 2020. At September 26, 2020, $130 million remains available for additional repurchases under the current stock repurchase program and the stock repurchase program will resume in the fourth quarter of 2020 and run through the end of 2021.

Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number	Average	Part of a Publicly	Purchased Under
	of Shares	Price Paid	Announced Plan or	the Repurchase
	Purchased	per Share	Program	Programs (b)
Period	(In thousands)	(a)	(In thousands)	(In millions)
June 28, 2020 — July 25, 2020	—	$—	—	$130
July 26, 2020 — August 22, 2020	—	$—	—	$130
August 23, 2020 — September 26, 2020	—	$—	—	$130
Total	—	$—	—

(a)	The average price paid per share for our common stock repurchases includes a per share commission paid.

(b)In November 2018, our Board of Directors approved a stock repurchase program of up to $100 million of our common stock effective January 1, 2019, which extends until the end of 2020. In November 2019, our Board of Directors approved an increase in the authorization of the existing stock repurchase program of up to $200 million and extended the program through the end of 2021. The current authorization includes the remaining authorized amount under the existing stock repurchase program. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances. Our Third Amended Credit Agreement included certain covenants on restricted payments such as common stock repurchases, based on our fixed charge coverage ratio, liquidity and borrowing availability. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses. As a result of the continued economic uncertainty due to COVID-19, our Board of Directors temporarily suspended the stock repurchase program in May 2020, however, the stock repurchase authorization remains effective. In November 2020, our Board of Directors approved the resumption of the stock repurchase program beginning in the fourth quarter of 2020 which will run through the end of 2021.

In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, in May 2020, our Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of fiscal 2020. There was no quarterly cash dividend declared and paid in the second or third quarters of 2020. Our quarterly cash dividend remains temporarily suspended. Prior to its temporary suspension, dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Our Third Amended Credit Agreement permits payment of dividends provided that we have the required minimum liquidity or fixed charge coverage ratio, but may be limited if we do not meet the necessary requirements.

EXHIBITS

2.1

Agreement and Plan of Merger, dated as of June 30, 2020, by and among Office Depot, Inc., The ODP Corporation, ODP Investment, LLC and Office Depot, LLC (Incorporated by reference from Exhibit 2.1 of The ODP Corporation’s Form 8-K12B, filed with the SEC on July 1, 2020).

3.1	Amended and Restated Certificate of Incorporation of The ODP Corporation (Incorporated by reference from Exhibit 3.1 of The ODP Corporation’s Form 8-K12B, filed with the SEC on July 1, 2020).
3.2	Amended and Restated Bylaws of The ODP Corporation (Incorporated by reference from Exhibit 3.2 of The ODP Corporation’s Form 8-K12B, filed with the SEC on July 1, 2020).
3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of The ODP Corporation (Incorporated by reference from Exhibit 3.3 of The ODP Corporation’s Form 8-K12B, filed with the SEC on July 1, 2020).

3.4

Certificate of Amendment to Restated Certificate of Incorporation of Office Depot, Inc. (Incorporated by reference from Exhibit 3.4 of The ODP Corporation’s Form 8-K12B, filed with the SEC on July 1, 2020).

3.5

Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Office Depot, Inc. (Incorporated by reference from Exhibit 3.5 of The ODP Corporation’s Form 8-K12B, filed with the SEC on July 1, 2020).

4.1

Amended and Restated Rights Agreement, dated June 30, 2020, among The ODP Corporation, Computershare Inc., as Rights Agent, and solely with respect to Section 37 thereof, Office Depot, LLC (Incorporated by reference from Exhibit 4.1 of The ODP Corporation’s Form 8-K12B, filed with the SEC on July 1, 2020).

4.2	Specimen Common Stock Certificate of The ODP Corporation (Incorporated by reference from Exhibit 4.2 of The ODP Corporation’s Form 8-K12B, filed with the SEC on July 1, 2020).
10.1

Assignment and Assumption Agreement, dated as of June 30, 2020, by and between The ODP Corporation and Office Depot, LLC (Incorporated by reference from Exhibit 10.1 of The ODP Corporation’s Form 8-K12B, filed with the SEC on July 1, 2020).

10.2	Amendment to Employment Agreement by and between The ODP Corporation, Office Depot, LLC and Gerry P. Smith*

31.1	Certification of Principal Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement.

FORM 10-Q CROSS-REFERENCE INDEX

Item	Page
Part I - Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)	4
Condensed Consolidated Balance Sheets (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited)	6
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	41
Part II - Other Information
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	Not Applicable
Item 4. Mine Safety Disclosures	Not Applicable
Item 5. Other Information	Not Applicable
Item 6. Exhibits	44
Signatures	46
EX 2.1 EX 3.1 EX 3.2 EX 3.3 EX 3.4 EX 3.5 EX 4.1 EX 4.2 EX 10.1 EX 10.2
EX 31.1
EX 31.2
EX 32
EX 101
EX 104

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ODP CORPORATION
(Registrant)

Date: November 5, 2020	By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ D. ANTHONY SCAGLIONE
D. Anthony Scaglione
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: November 5, 2020	By:	/s/ RICHARD A. HAAS
Richard A. Haas
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)