Form 10-K
period 2020-12-26
ODP Corp
filed 2021-02-24
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 26, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2020 (based on the closing market price of the common stock on the Composite Tape on June 26, 2020) was approximately $924,293,601 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the registrant).

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At February 17, 2021, there were 53,524,445 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

Documents Incorporated by Reference:

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to The ODP Corporation’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after close of the registrant’s fiscal year covered by this Annual Report.

The order and presentation of this Annual Report on Form 10-K differ from that of the traditional U.S. Securities and Exchange Commission (“SEC”) Form 10-K format. We believe that our format better presents the relevant sections of this document and enhances readability. See “Form 10-K Cross-Reference Index” within Financial Statements and Supplemental Details for a cross-reference index to the traditional SEC Form 10-K format.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 26, 2020 (“Annual Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), that involve risks and uncertainties. These forward-looking statements include both historical information and other information that can be used to infer future performance. Examples of historical information include annual financial statements and the commentary on past performance contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). While certain information has specifically been identified as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is historical, all the information contained in this Annual Report should be considered to be “forward-looking statements” as referred to in the Reform Act. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue,” “may,” “will” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. Certain information in MD&A is clearly forward-looking in nature, and without limiting the generality of the preceding cautionary statements, we specifically advise you to consider all of MD&A in the light of the cautionary statements set forth herein.

Much of the information in this Annual Report that looks towards future performance of The ODP Corporation and its consolidated subsidiaries is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in this Annual Report. Significant factors that could impact our future results are provided in “Risk Factors” within Other Key Information in this Annual Report. Other risk factors are incorporated into the text of MD&A, which should itself be considered a statement of future risks and uncertainties, as well as management’s view of our businesses. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In this Annual Report, unless the context otherwise requires, the “Company,” “ODP,” “we,” “us,” and “our” refer to The ODP Corporation and its subsidiaries. On June 30, 2020, Office Depot, Inc., the predecessor of The ODP Corporation, implemented a holding company reorganization (the “Reorganization”), which resulted in The ODP Corporation becoming the parent company of, and the successor issuer to, Office Depot, Inc. For purposes of this Annual Report, references to “we,” or the “Company” or its management or business at any period prior to the holding company reorganization (June 30, 2020) refer to Office Depot, Inc. as the predecessor company and its consolidated subsidiaries and thereafter to those of The ODP Corporation and its consolidated subsidiaries, except as otherwise specified or to the extent the context otherwise indicates.

THE COMPANY

The ODP Corporation is a holding company that, through direct and indirect subsidiaries, maintains a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 1,154 retail stores, all supported by supply chain facilities and delivery operations. Through our banner brands Office Depot®, OfficeMax®, CompuCom® and Grand & Toy®, as well as others, we offer our customers the tools and resources they need to focus on starting, growing and running their businesses.

We were incorporated in the state of Delaware in 1986 with the name Office Depot, Inc. and opened our first retail store in Fort Lauderdale, Florida on October 9, 1986. Since then, we have become a leading provider of business services and supplies, products and digital workplace technology solutions to small, medium-sized and enterprise businesses.

In March 2020, we completed a holding company reorganization. The reorganization created a new holding company, The ODP Corporation, which became the new parent company of Office Depot, Inc. The Reorganization begins to simplify the Company’s legal entity and tax structure, more closely aligns our operating assets to their respective operating channels within the legal entity structure, and is intended to increase our operational flexibility. For more information about our holding company reorganization, see the section entitled “Overview—Stock Split and Corporate Reorganization” in MD&A of this Annual Report. Our long-term strategy is to grow our B2B business, serve our business customers in the new normal environment, and help to shape the future of work. As part of this strategy, we are optimizing our retail footprint to provide coverage in key areas in the U.S. which will focus on supporting the needs of our business customers. In addition, we are evolving our B2B business to include a new digital procurement platform focused on transforming the B2B procurement and sourcing industry. This strategy to deliver customer-focused value through our integrated B2B distribution platform is founded on three strategic pillars:

TRANSFORM	STRENGTHEN	DISRUPT
our business	our core	for our future

Develop B2B digital platform Business services growth Retail optimization	Grow B2B value proposition Low cost business model Leverage distribution assets	Expand product and service offerings Supply Chain as a service Analytics Excellence / AI

FISCAL YEAR

Our fiscal year results are based on a 52- or 53-week calendar ending on the last Saturday in December. Fiscal year 2020 had 52 weeks and ended on December 26, 2020. Fiscal year 2019 had 52 weeks and ended on December 28, 2019. Fiscal year 2018 had 52 weeks and ended on December 29, 2018. Certain subsidiaries, including CompuCom (as defined herein), operate on a calendar year basis; however, the reporting difference did not have a material impact on 2020 and the other periods presented.

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

Additionally, our corporate governance materials, including our bylaws, corporate governance guidelines, charters of the Audit, Compensation & Talent, and Corporate Governance & Nominating Committees, and our code of ethical behavior may be found under the “Investor Relations” section of our website, www.officedepot.com.

HOW WE ORGANIZE OUR BUSINESS

At December 26, 2020, our operations are organized into three reportable segments (or “Divisions”): Business Solutions Division, which we also refer to as BSD, Retail Division and CompuCom Division. The CompuCom Division was formed after the acquisition of CompuCom Systems, Inc. (“CompuCom”) on November 8, 2017. Additional information regarding our Divisions and operations in geographic areas is presented in MD&A and in Note 5. “Segment Information” in Notes to Consolidated Financial Statements located in Financial Statements and Supplemental Details of this Annual Report.

BUSINESS SOLUTIONS DIVISION

The Business Solutions Division, or BSD, is the largest component of our integrated B2B distribution platform and provides our business customers with nationally branded and private branded office supply products and services, as well as adjacency products and services in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada through a dedicated sales force, catalogs, telesales, and electronically through our Internet websites. Adjacency products primarily include cleaning and breakroom supplies, personal protective equipment, technology and furniture and our service offerings are comprised of copy and print services, product subscriptions, and managed print and fulfillment services. BSD includes the regional office supply distribution businesses we have acquired as part of our strategic transformation described within Our Strategy.

The Business Solutions Division is comprised of two main sales channels: contract and direct.

Our contract sales channel serves business customers including small, medium-sized, and enterprise businesses as well as schools and local, state and national governmental agencies. We also enter into agreements with consortiums to sell to entities across many industries, including government and non-profit entities, in non-exclusive buying arrangements.

Our direct sales channel primarily serves small to medium-sized business customers. Direct business customers can order products through our eCommerce platform, from our catalogs, or by phone. Website functionality provides business customers the convenience of using the loyalty program and offers suggestions by product ratings, pricing, and brand, among other features. Business customer orders are fulfilled through our supply chain. See “Supply Chain” within Our Strategy for additional information on our supply chain network.

In 2020, we continued to build on several initiatives to strengthen the core of our Business Solutions Division, including the following:

•	improving our sales efficiency and value proposition with a targeted growth approach utilizing intelligence tools;
•

expanding through strategic acquisitions that increase selling resources in the field, stretch our geographical reach, grow our small and medium-sized business customer base, and increase our sales in the aforementioned adjacency categories;

•	focus on demand-generation via a shift to digital marketing and investment in our eCommerce platform;
•	improve business customer acquisition and retention trends by realigning our sales organization;
•	drive sales in our adjacency categories by adding dedicated selling and operational resources;
•	partnering with key vendors to add new products to our assortment of offerings; and
•	increasing our focus on services, including growing current offerings in technology and print, and identifying new services that complement our existing product and fulfillment capabilities.

RETAIL DIVISION

The Retail Division markets a broad assortment of merchandise through our chain of retail stores throughout the United States, Puerto Rico and the U.S. Virgin Islands. The retail stores operate under both the Office Depot and OfficeMax brands, though systems, processes and offerings have converged. We currently offer nationally branded and private branded office supply products as well as adjacency products such as cleaning and breakroom supplies, personal protective equipment, technology and furniture. See “Merchandising and Services” within Our Strategy for additional information on our product categories. In addition, our Retail Division offers a range of business-related services targeted to small businesses, technology support services as well as printing, copying, mailing and shipping services. The print needs for retail and business customers are also facilitated through our regional print production centers.

At the end of 2020, the Retail Division operated 1,154 retail stores. We have a broad representation across North America with the largest concentration of our retail stores in Texas, California, and Florida. Most of our retail stores are located in leased facilities that currently average over 20,000 square feet. To better serve our customers any way they choose to shop, we have a Buy Online-Pickup in Store (“BOPIS”) offering in all locations and offer same-day store delivery in selected markets. Sales under these programs are serviced by store employees and fulfilled with store inventory and therefore are reported in the Retail Division results.

In 2019, we implemented the Business Acceleration Program, a company-wide, multi-year, cost reduction and business improvement program to systematically drive down costs, improve operational efficiencies, and enable future growth investments. In 2020, we implemented the Maximize B2B Restructuring Plan, a restructuring plan to realign our operational focus to support our “business-to-business” solutions and IT services business units and improve costs. The Maximize B2B Restructuring Plan is broader than restructuring programs we have implemented in the past and includes closing retail stores through the end of 2023. Since the implementation of the Business Acceleration Program and the Maximize B2B Restructuring plan, we have closed a total of 153 retail stores as a result of these plans. Refer to Note 3. “Merger and Restructuring Activity” in Notes to Consolidated Financial Statements for additional information.

COMPUCOM DIVISION

The CompuCom Division is a technology service provider supporting the distributed technology needs of enterprise organizations in the United States and Canada. With a vision of connecting people, technology, and the edge with a seamless experience, CompuCom enables enterprise employees to be productive. CompuCom offers a broad range of solutions including technology lifecycle management, end user computing and collaboration, service desk, remote technology monitoring and management, and IT workforce solutions. CompuCom also has more than 6,500 CompuCom technicians to serve extensive small, medium-sized, and large enterprise business customers who require technical support.

OUR CAPITAL

INTELLECTUAL PROPERTY

We currently operate under the brand names Office Depot®, OfficeMax®, CompuCom®, Grand & Toy®, as well as others. We hold trademark registrations and pending applications domestically and worldwide for these operating brands as well as for a wide assortment of private branded products and services including “Office Depot,”   “TUL®,” “Ativa®,” “Foray®,” “Realspace®,” “WorkPro®,” “Brenton Studio®,” “Highmark®,” “Executive Suite®,” “Juku®,”and others. We also hold issued patents and pending patent applications domestically and worldwide for certain private branded products, such as shredders, office chairs and writing instruments.

HUMAN CAPITAL MANAGEMENT

As of January 23, 2021, we had approximately 37,000 full-time and part-time employees. We also utilize independent contractors and temporary personnel to supplement our workforce. Our key human capital management objectives are to attract, retain and develop talent to drive on our strategy for long-term success.

Our Board of Directors provides oversight on certain human capital management matters, including through its Compensation & Talent Committee, which is responsible for overseeing and providing perspective on our strategies and policies including with respect to diversity and inclusion, pay equity, recruiting, retention, training and development, and workplace environment and safety consistent with our culture, objectives and strategy.

We have a demonstrated history of investing in our workforce through comprehensive and competitive compensation and benefits, and a focus on employee health and wellbeing.

During the COVID-19 pandemic, and based upon the guidance of the U.S. Centers for Disease Control and local health authorities, we have put appropriate measures in place to help reduce the spread of infection to our employees and customers, including the institution of social distancing protocols and increased frequency of cleaning and sanitizing in our facilities. Since March 2020, employees who are able to, have been working from home, with only essential employees in our retail stores, customer support and distribution centers working on-site at our facilities, as well as technicians and field support on-site at customer locations, as necessary. We have also limited employee business travel to only essential business needs.

OUR STRATEGY

STRATEGIC TRANSFORMATION

Since 2017, we have been undergoing a strategic business transformation to pivot ODP into an integrated B2B distribution platform, with the objective of expanding our product offerings to include value-added services for our customers and capture greater market share. As part of this transformation, we are evolving our B2B business to include a new digital procurement platform focused on transforming the B2B procurement and sourcing industry. In connection with our development efforts in this area, in January 2021, we acquired BuyerQuest Holdings, Inc. (“BuyerQuest”), a business services software company with an eProcurement platform. Also, on January 19, 2021, our Board of Directors announced that as a result of a business review of CompuCom, management has initiated a process to explore a value-maximizing sale of our CompuCom Division to maximize CompuCom’s full potential and drive forward its future value and success.

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

The operating results of the acquired office supply distribution businesses are combined with our operating results subsequent to their purchase dates and are included in our Business Solutions Division. Refer to Note 2. “Acquisitions” in Notes to Consolidated Financial Statements for additional information.

SUPPLY CHAIN

We operate a network of distribution centers (“DCs”) and crossdock facilities across the United States, Puerto Rico, and Canada, including three DCs which support the operations of CompuCom. Our DCs fulfill customer orders, while crossdocks are smaller flow-through facilities where merchandise is sorted for distribution and shipped to fulfill the inventory needs of our retail locations. Our supply chain operations are also supported by a dedicated fleet of over 1,000 transportation vehicles. With our network of DCs, crossdocks, and vehicles, we are capable of providing next-day delivery services for approximately 98.5% of the population in the United States.

We continue to invest in our supply chain network, focusing on further enhancing our capabilities, increasing efficiency and lowering our costs. For example, we have grown our private fleet of transportation vehicles and introduced automated technology and robotics into our DCs and crossdock facilities. These investments position us to pursue opportunities beyond our traditional business, including utilizing our supply chain as a logistics service for third parties, including our customers.

Excluding the three DCs supporting the CompuCom operations, DC and crossdock facilities’ costs, such as real estate, technology, labor, depreciation and inventory are allocated to the Business Solutions and Retail Divisions based on the relative services provided. For the three DCs supporting the CompuCom operations, these costs are included within the CompuCom Division.

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

As of December 26, 2020, we operated a total of 71 DCs and crossdock facilities in the United States and Canada. Refer to “Properties” within Other Key Information for more details.

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

We generally classify our product offerings into three categories: (1) supplies, (2) technology, and (3) furniture and other. The supplies category includes products such as paper, writing instruments, office supplies, cleaning and breakroom supplies, and personal protective equipment. The technology category includes products such as toner and ink, printers, computers, tablets and accessories, and electronic storage. The furniture and other category includes products such as desks, seating, and luggage.

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

Total Company sales by offering were as follows:

	2020	2019	2018
Major products and services categories
Products
Supplies	40.7%	43.7%	42.7%
Technology	32.8%	30.2%	31.5%
Furniture and other	12.8%	11.0%	10.4%
Services
Technology	6.5%	6.8%	7.9%
Copy, print, and other	7.2%	8.3%	7.5%
Total	100.0%	100.0%	100.0%

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

Our marketing programs are designed to create and capture demand, drive frequency of customer visits, increase customer spend across product lines, and build brand awareness. We have shifted a meaningful amount of our marketing efforts in recent periods to digital programs that increase demand generation, enhance audience targeting and include the use of social media platforms and digital videos. We also continue to advertise through traditional outbound marketing vehicles such as e-mail, direct mail and catalogues.

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

Our customer acquisition efforts regularly shift to vehicles and formats found to be most productive for reaching the targeted customer. We acquire customers through e-mail and social media campaigns, online affiliate connections, on-premises sales calls, outbound sales calls, and catalogs, among others. No single customer accounted for more than 10% of total consolidated sales or receivables in 2020, 2019 or 2018. Additionally, we believe that none of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect in our consolidated results of operations.

SEASONALITY

Our business experiences a certain level of seasonality, with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter for our Business Solutions and Retail Divisions. Our CompuCom Division generally does not experience notable seasonality. Certain working capital components may build and recede during the year reflecting established selling cycles. Business cycles can and have impacted our operations and financial position when compared to other periods. During 2020, the timing and duration of our back-to business and back-to-school sales cycles were impacted by the COVID-19 pandemic. Refer to “Recent Developments” in MD&A for additional information.

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

Our CompuCom Division operates in an environment that is highly competitive, rapidly evolving and subject to shifting client needs and expectations. We compete with companies that provide IT services and outsourcing, as well as companies that sell IT related products. We believe that the principal competitive factors in our business include technical expertise, geographic reach, and the ability to provide compelling solutions to meet the needs of end users and distributed technology. We believe our CompuCom Division successfully competes based on the quality of our customer service, the geographic reach of our services, and the breadth of our offerings.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)

We recognize the increasing importance of sustainability and ESG issues and seek to integrate sustainability considerations into our business strategies and practices, products, services, thought leadership and operations. While the environmental and social aspects help us lower emissions, capture community impacts, and quantify other metrics, they ultimately impact our success by creating greater business value. We believe that sustainability plays an essential role in our success, our industry and our communities, now and for future generations. We have made substantial progress on our sustainability goals and operational improvements from 2018, including reduction in greenhouse gas emissions, energy reduction and community investment, which are all highlighted in our 2020 Corporate Sustainability Report. Our governance model also includes Board oversight of our Sustainability Program through the Corporate Governance and Nominating Committee.

As both a significant user and seller of paper products, we have developed environmental practices that are values-based and market-driven. Our environmental initiatives center on three guiding principles: (1) recycling and pollution reduction; (2) sustainable forest management; and (3) issue awareness and market development for environmentally preferable products. We offer thousands of different products containing recycled content and technology recycling services. We have adopted a “cradle to grave” approach with our products and services and offer several high-quality, long-lasting products with reduced life cycle costs, and when those products have met the end of their useful life, we assist with the correct disposal in an environmentally responsible way.

ODP continues to implement environmental programs in line with our stated environmental policy to “buy greener, be greener and sell greener” — including environmental sensitivity in our packaging, operations and sales offerings. We have been commended for our leadership position for our facility design, recycling efforts, and ‘green’ product offerings. Additional information on our green product offerings can be found at www.officedepot.com/buygreen.

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

WHO MANAGES OUR BUSINESS

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following information is provided regarding the executive officers of ODP.

Gerry P. Smith — Age: 57

Mr. Smith was appointed to serve as our Chief Executive Officer and a Director in February 2017. Prior to joining us and since 2016, Mr. Smith was at Lenovo Group Limited (“Lenovo”) and previously served as Lenovo’s Executive Vice President and Chief Operating Officer since 2016 where he was responsible for all operations across Lenovo’s global product portfolio. Prior to assuming this role, also in 2016, Mr. Smith was Executive Vice President and President, Data Center Group. From 2015 to 2016, he served as Chief Operating Officer of the Personal Computing Group and Enterprise Business Group, and from 2013 to 2015 he served as President of the Americas. In these roles, Mr. Smith oversaw Lenovo’s fast-growing enterprise business worldwide and Lenovo’s overall business in the America’s region. Prior to that, Mr. Smith was President, North America and Senior Vice President, Global Operations of Lenovo from 2012 to 2013, and Senior Vice President of Global Supply Chain of Lenovo from 2006 until 2012 where he was responsible for end-to-end supply chain management. Prior to Lenovo, Mr. Smith held a number of executive positions at Dell Inc. from 1994 until 2006, as the company became a global leader in personal computers. Since August 2020, he serves on the Board of Directors of Arrow Electronics, Inc. and is a member of its Corporate Governance Committee.

N. David Bleisch — Age: 61

Mr. Bleisch was appointed to serve as our Executive Vice President, Chief Legal & Administrative Officer in May 2020. Previously he served as Executive Vice President, Chief Legal & Administrative Officer and Corporate Secretary from January 2018 to May 2020, and served as Executive Vice President, Chief Legal Officer and Corporate Secretary from September 2017 to January 2018. Prior to joining us, Mr. Bleisch was Senior Vice President and Chief Legal Officer for The ADT Corporation (“ADT”) from September 2012 through May 2016, where he managed the legal, environmental, health and safety, government affairs and corporate governance matters. Prior to assuming this role, Mr. Bleisch served in several leadership roles at Tyco International before being appointed Vice President and General Counsel of Tyco Security Solutions. Before joining Tyco, Mr. Bleisch was Senior Vice President, General Counsel and Corporate Secretary of The LTV Corporation. Before LTV, Mr. Bleisch was a partner with Jackson Walker LLP. He currently serves on the Board of Directors for the Education Foundation of Palm Beach County.

John W. Gannfors — Age: 55

Mr. Gannfors was appointed to serve as our Executive Vice President, Chief Merchandising and Supply Chain Officer in August 2018. Previously Mr. Gannfors served as Executive Vice President, Transformation, Strategic Sourcing and Supply Chain from July 2017 to August 2018, and as our Executive Vice President, Transformation and Strategic Sourcing when he joined the Company in April 2017. Prior to joining us, Mr. Gannfors served as Chief Procurement Officer at Lenovo, where he spent nearly ten years. Prior to assuming this role, Mr. Gannfors served in various leadership roles at Dell Inc. Mr. Gannfors began his career in Product Management at Lockheed Martin’s Calcomp division and Definicon Systems.

Terry Leeper — Age: 56

Mr. Leeper was appointed to serve as our Executive Vice President, Chief Technology Officer in July 2020. Prior to joining us, Mr. Leeper most recently served as Head of Product and Tech of Amazon Business from 2014 to 2020, and previously served as Director of Software Development for Amazon’s Retail Systems Platforms from 2011 to 2014. Prior to joining Amazon in 2011, Mr. Leeper was with Microsoft from 1999 to 2011, where he held positions of Director Platform Strategy in the United Kingdom and Director of Developer Division in China.

Kevin Moffitt — Age: 47

Mr. Moffitt was appointed to serve as our Executive Vice President, Chief Retail Officer in November 2018. Previously, Mr. Moffitt served as our Senior Vice President, Chief Retail Officer from January 2018 to November 2018; Senior Vice President, Chief Digital Officer in 2017; Senior Vice President, eCommerce & Direct Business Unit Leader from 2016 to 2017; and as our Vice President, eCommerce Product Management and Customer Experience from 2012 to 2016. Prior to joining us, he held several leadership roles at Dillard’s Department Stores, Circuit City Stores and Putnam Investments.

Stephen M. Mohan — Age: 44

Mr. Mohan was appointed to serve as our Executive Vice President, Business Solutions Division in May 2019. Prior to joining us, Mr. Mohan served as Senior Vice President of Sales and Marketing, North American Transportation at XPO Logistics, Inc., a transportation and logistics company, from October 2017 to May 2019. Prior to joining XPO Logistics, Mr. Mohan served as Executive Vice President and Chief Sales Officer at Clean Harbors, an environmental, energy and industrial services company, from October 2016 to February 2017 and Senior Vice President, Field Sales for Republic Services, Inc., a waste collection and energy services company, from December 2013 to September 2016 and as Vice President, Sales from September 2009 to December 2013. His career began in 1999 at Reed Business Information, where he led acquisition and management of a large account portfolio for a leading provider of data and business information solutions.

D. Anthony Scaglione — Age: 48

Mr. Scaglione was appointed to serve as our Executive Vice President, Chief Financial Officer in July 2020. Prior to joining the Company, Mr. Scaglione served as Executive Vice President and Chief Financial Officer at ABM Industries Incorporated (“ABM”), where he was responsible for all financial, M&A, IT, tax, enterprise services and procurement functions from 2015 to 2020. Mr. Scaglione joined ABM as Vice President & Treasurer in 2009, and was Senior Vice President, Treasurer, Mergers & Acquisitions from 2012 to 2015. Prior to joining ABM, Mr. Scaglione held executive finance positions at CA Technologies from 2005 to 2009. Prior to CA Technologies, Mr. Scaglione served as a manager with Ernst & Young from 2001 to 2005.

John “Mick” Slattery — Age: 52

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

OTHER KEY INFORMATION

RISK FACTORS

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to us and our industry could materially impact our business, financial condition, results of operations, cash flows and future performance and results. You should carefully consider the risks described below in our subsequent periodic filings with the SEC. The following risk factors should be read in conjunction with MD&A and Notes to Consolidated Financial Statements of this Annual Report.

Risks Related to Our Industry and Macroeconomic Conditions

Our business, results of operations and financial performance have been and will continue to be adversely affected by the ongoing COVID-19 pandemic and related social distancing and stay-at-home requirements implemented worldwide, which could materially affect our future results.

On March 11, 2020, the World Health Organization declared the current outbreak of COVID-19 a global pandemic. In response to this declaration and with the rapid wide spread of COVID-19 globally and throughout the United States, federal, state and local authorities have declared states of emergency and imposed varying degrees of restrictions on social and commercial activities, including travel bans and curfews, in order to promote social distancing in an effort to prevent and slow the spread of the disease. The preventative measures taken by federal, state and local authorities to contain or mitigate the COVID-19 outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States, which have led to a decline in discretionary spending by consumers, and in turn have adversely impacted our business, sales, financial condition and results of operations. Beginning towards the end of the second quarter of 2020, some states and local jurisdictions started to phase out restrictions imposed on commercial activities at varying degrees; however, a resurgence of COVID-19 in certain parts of the United States could result in restrictions being reinstated. As a result of the COVID-19 pandemic, we have temporarily closed certain offices (including our corporate headquarters) and implemented certain business travel restrictions, both of which have changed how we currently operate our business. Currently, some of our employees are working remotely, and an extended period of remote work arrangements has and could continue to strain our business continuity plans and introduce operational risk, including but not limited to cybersecurity risks. While we have not experienced a material cybersecurity incident in connection with our current remote work arrangements, we could in the future. We are monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it is and will continue to impact our customers, employees, suppliers, vendors, business partners and distribution channels. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which has and will continue to adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.

We are unable to predict the duration or severity of the COVID-19 pandemic. However, the longer it continues, we will continue experiencing volatility in consumer and business demand and corresponding declining sales patterns. For example, since the second quarter of 2020, the promotion of social distancing and government restrictions on social and commercial activities decreased foot traffic in our stores. Additionally, we have experienced, and will continue to experience, reduced demand for our technology and IT workforce solutions from our enterprise business customers as a result of declining financial performance of such customers, lower demand, cancellations, reductions, revised payment terms, and requests to delay the start of service delivery. In addition, a weaker U.S. economy, higher unemployment, and continuation of remote work and school arrangements will materially impact consumer spending. Decreased foot traffic at our stores and declining financial performance of our business customers has and will continue to adversely impact future sales.

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

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the disease; recurrence of the outbreak; the possibility of a resulting global or regional economic downturn or recession; governmental, business and other actions, including any future government stimulus programs; the speed at which effective vaccines will be distributed and administrated to a sufficient number of people to help control the spread of the virus; the duration of social distancing and shelter-in-place orders affecting foot traffic in our stores; the impacts on our supply chain, including impacts to our distribution and logistics providers’ ability to operate or increases in their operating costs, which have and may continue to have an adverse effect on our ability to meet customer demand and has resulted and could continue to result in an increase in our costs of production and distribution, including increased freight and logistics costs and other expenses; disruption to our third-party manufacturing partners and other vendors, including through effects of facility closures, reductions in operating hours and work force, and real time changes in operating procedures, including for additional cleaning and disinfection procedures; the impact of the pandemic on economic activity; customer reduction in workforce and furloughs; the extent and duration of the effect on consumer confidence and spending, customer demand and buying patterns including spending on discretionary categories; the effects of additional store closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our stores, distribution facilities, and other critical functions, particularly members of our work force who have been quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

In addition, we cannot predict the impact that COVID-19 will have on our customers, employees, suppliers, vendors, other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in this section, any of which could have a material effect on us. The situation surrounding COVID-19 remains fluid and additional impacts may arise that we are not aware of currently.

Our business is highly competitive and failure to adequately differentiate ourselves or respond to shifting consumer demands could continue to adversely impact our financial performance.

The office products market is highly competitive and we compete locally, domestically and internationally with office supply resellers, including Staples, Internet-based companies such as Amazon.com, mass merchandisers such as Wal-Mart and Target, wholesale clubs such as Costco, Sam’s Club and BJs, computer and electronics superstores such as Best Buy, food and drug stores, discount stores, and direct marketing companies. Some competitors may offer a broader assortment of products or have more extensive e-commerce channels, while others have substantially greater financial resources to devote to sourcing, marketing and selling their products. The ability of consumers to compare prices on a real-time basis using digital technology puts additional pressure on us to maintain competitive pricing. In addition, consumers are utilizing more technology and purchasing less paper, ink and toner, physical file storage and general office supplies. In order to achieve and maintain expected profitability levels, we must continue to grow by adding new customers and taking market share from competitors. If we are not able to compete effectively, it could negatively affect our business and results of operations.

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

In addition, the CompuCom Division operates in an environment that is highly competitive, rapidly evolving and subject to shifting client needs and expectations. We compete with companies that provide IT services and outsourcing, as well as companies that sell IT related products. If we are unable to: (i) provide technology solutions and services that meet consumer needs; (ii) continuously provide products and services that are up-to-date and among the latest trends in the rapidly changing technological environment; (iii) differentiate ourselves from other providers who offer similar products and services; and (iv) effectively compete, our sales and financial performance could be negatively impacted.

Our quarterly operating results are subject to fluctuation due to the seasonality of our business.

Our business, except for CompuCom, experiences a certain level of seasonality with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter. As a result, our operating results have fluctuated from quarter to quarter in the past, with sales and profitability being generally stronger in the second half of our fiscal year than the first half of our fiscal year. Factors that could also cause these quarterly fluctuations include: the pricing behavior of our competitors; the types and mix of products sold; the level of advertising and promotional expenses; severe weather; global pandemic; macroeconomic factors that affect consumer confidence and spending; and the other risk factors described in this section. Most of our operating expenses, such as occupancy costs and associate salaries, are not variable, and so short-term adjustments to reflect quarterly results are difficult. As a result, if sales in certain quarters are significantly below expectations, we may not be able to proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have an adverse effect on our net income for the quarter.

Increases in fuel and other commodity prices could have an adverse impact on our earnings.

We operate a large network of retail stores, delivery centers, and delivery vehicles. As such, we purchase significant amounts of fuel needed to transport products to our retail stores and customers as well as shipping costs to import products from overseas. While we may hedge our anticipated fuel purchases, the underlying commodity costs associated with this transport activity is beyond our control and may be volatile. Disruptions in availability of fuel could cause our operating costs to rise significantly to the extent not covered by our hedges and could have a negative impact on our ability to operate our transportation networks. Additionally, other commodity prices, such as paper, may increase and we may not be able to pass along such costs to our customers. Fluctuations in the availability or cost of our energy and other commodity prices could have a material adverse effect on our profitability.

Increased transportation costs and changes in the relationships with independent shipping companies may have an adverse effect on our business.

We rely upon third party carriers for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and may cause us to lose customers. If our relationship with any of these third party carriers is terminated or impaired, or if any of these third parties are unable to ship products for us, we would be required to use alternative, and possibly more expensive, carriers for the shipment of products. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all, which may have an adverse effect on our results of operations, financial condition and cash flows. Changes in shipping terms, or the inability of these third party shippers to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, or any other reason), may have an adverse effect on our results of operations, financial condition and cash flows. Additionally, deterioration of the financial condition of these third-party carriers may have an adverse effect on our shipping costs. Any future increases in shipping rates may have an adverse effect on our results of operations, financial condition and cash flows, particularly if we are unable to pass on these higher costs to our customers.

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

Such events can adversely affect our business continuity, our work force and prevent employees and customers from reaching our retail stores and properties and can disrupt or disable portions of our supply chain and distribution network. They can also affect our information systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders. As a consequence of these or other catastrophic events, we may endure interruption to our operations or losses of property, equipment or inventory, which would adversely affect our revenue and profitability. For example, hurricanes can disrupt operations in the southeastern United States where a heavy concentration of our customers are located, and negatively impact sales in both our Business Solutions and Retail Divisions.

Risks Related to our Business and Operations

Our business could be negatively affected as a result of an unsolicited tender offer.

On January 11, 2021, the Company received a proposal from USR Parent, Inc., the parent company of Staples Inc. and a portfolio company of Sycamore Partners, to acquire 100% of the Company’s issued and outstanding stock for $40.00 per share in cash (the “Proposal”). After careful review and consideration of the Proposal and in consultation with our financial and legal advisors, our Board of Directors unanimously concluded that there is a more compelling path forward to create value for the Company and our shareholders than the potential transaction described in the Proposal. In the Proposal, USR Parent, Inc. also stated its intention to commence a public, all-cash tender offer for 100% of the Company’s outstanding shares of common stock in March 2021 in the event it is unable to reach a negotiated agreement with the Company.

These events have required us, and may continue to require us, to incur significant legal fees and other expenses, and have required, and may continue to require, significant time and attention by our management and our Board of Directors. Further, any perceived uncertainties among current and potential customers, suppliers, employees and other constituencies as to our future direction as a consequence of these events may result in lost sales and the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. Actions that our Board of Directors has taken, and may take in the future, in response to any offer and related actions by USR Parent, Inc. or any other offer or proposal may result in litigation against us. These lawsuits may be a significant distraction for our management and employees and may require us to incur significant costs. Moreover, if determined adversely to us, these lawsuits could harm our business and have a material adverse effect on our results of operations.

We believe the future trading price of our common stock could be subject to wide price fluctuations based on uncertainty associated with the Proposal. If USR Parent, Inc. commences a tender offer, then additional consequences are likely to follow that could have significant adverse effects on our business, operating results or financial condition, the value of our shares of common stock or our shareholders’ interests in the Company.

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

Our focus on services exposes us to certain risks that could have a material adverse impact on our revenue and profitability as well as our reputation.

Our transformation into a more business services-driven platform that delivers a full range of services complements our product offerings, including consultation, design, delivery, installation, set-up, protection plans, repair, and technical support. These services can differentiate us from many of our competitors and provide an opportunity to deliver superior customer service while generating additional revenue and profit. However, designing, marketing and executing these services successfully and consistently is subject to risks. These risks include, for example:

•	increased labor expense to fulfill our customer promises, which may be higher than the related revenue;
•	unpredictable failure rates and related expenses;

•	employees in transit using company vehicles to deliver products or services to customers; these factors may increase our scope of liability related to our employees’ actions; and
•	employees having access to customer devices, including the information held on those devices, which may increase our responsibility for the security of those devices and the data they hold.

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

If we are unable to successfully refine and execute our business strategies, our operating performance could be significantly impacted.

Our ability to both refine our operating and strategic plans and execute the business activities associated with our refined plans, including cost savings initiatives, could impact our ability to meet our operating performance targets.

Our business strategy also includes making acquisitions and investments that complement our existing business as well as strategic divestitures to maximize value. These acquisitions and investments or divestitures could be unsuccessful or consume significant resources, which could adversely affect our operating results.

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

While our business strategy may contemplate divestitures of certain business units, we may not be able to complete these divestitures on terms favorable to us, on a timely basis, or at all. Furthermore, desired or proposed divestitures of business units may not meet all of our strategic objectives or our growth or profitability targets. Our divestiture activities, or related activities such as reorganizations, restructuring programs and transformation initiatives, may require us to recognize impairment charges or to take action to reduce costs that remain after we complete a divestiture. Gains or losses on the sales of, or lost operating income from those businesses may also affect our profitability.

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

As part of the sale of our business in Europe, we have retained responsibility for the defined benefit plan covering certain employees in the United Kingdom. While the plan was in a net asset position at the end of 2020, changes in assumptions and actual experience could result in that plan being considered underfunded in the future. Additionally, we have agreed to make contributions to the plan as required by the trustees. Financial performance of the plan and future valuation assumptions could materially change the expected payments. In addition, as part of the sale transaction, the purchaser shall indemnify and hold us harmless in connection with any guarantees in place as of September 23, 2016, and given by us in respect of the liabilities or obligations of the European business. Further, if the purchaser wishes to terminate any such guarantee or cease to comply with any underlying obligation which is subject to such a guarantee, the purchaser shall obtain an unconditional and irrevocable release of the guarantee. However, we are contingently liable in the event of a breach by the purchaser of any such obligation.

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

If we are unable to successfully maintain a relevant experience for our customers, our results of operations could be adversely affected.

With the increasing use of digital technology to shop in our retail stores and online, we rely on our omni-channel capabilities to provide a seamless shopping experience to our customers and to keep pace with new developments by our competitors. If we are unable to attract and retain team members or contract third parties with the specialized skills needed to support our omni-channel platforms or are unable to implement improvements to our customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if our website and our other customer-facing technology systems do not function as designed, the customer experience could be negatively affected, resulting in a loss of customer confidence and satisfaction, and lost sales, which could adversely affect our reputation and results of operations.

Moreover, changes in customer preferences have reduced, and may continue to reduce, demand for our products and services in certain markets. If we fail to manage changes in our relationships with our long-term customers, it may have an adverse effect on our financial results.

Many end markets are experiencing changes due to technological progress, an evolving workplace and changes in customer preferences.  In order to grow and remain competitive, we will need to continue to adapt to future changes in technology, enhance our existing offerings and introduce new offerings to address the changing demands of customers. If we are unable to continue to utilize new and existing technologies to adapt to new distribution methods and address changing customer preferences, our business may be adversely affected.

Technological developments and changing demands of customers may require additional investment in new equipment and technologies. We must monitor changes in markets and develop new solutions to meet customers’ needs, otherwise we may not be able to keep or grow our customer base. The development of such solutions may be costly and there is no assurance that these solutions will be accepted by our customers. If we are unable to adapt to technological changes on a timely basis or at an acceptable cost, customers’ demand for our products and services may be adversely affected.

There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. The loss of or disruptions related to customers may result in a reduction in sales or change in the mix of products we sell to our customers. This may adversely affect our results of operations, financial condition and cash flows. Additionally, disputes with significant suppliers, including those related to pricing or performance, may adversely affect our ability to supply products to our customers and also our results of operations, financial condition and cash flows.

We have incurred significant impairment charges and we continue to incur impairment charges.

We regularly assess past performance and make estimates and projections of future performance at an individual store and reporting unit level. Reduced sales, our shift in strategy to be less price promotional, as well as competitive factors and changes in consumer spending habits resulted in a downward adjustment of anticipated future cash flows for the individual retail stores that resulted in the impairment. We continue to foresee challenges in the market and economy that could adversely impact our operations. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if we implement the more aggressive store downsizing strategy contemplated by our Maximize B2B Restructuring, including allocating capital to further modify store formats, additional impairment charges may result. We have also recognized impairment charges on retail store related assets, including operating lease right-of-use (“ROU”) assets, that were deemed unrecoverable based on the Comprehensive Business Review and the Business Acceleration Program. Additional asset impairments may be recognized based on future decisions and conditions.

Changes in the numerous variables associated with the judgments, assumptions and estimates we make, in assessing the appropriate valuation of our goodwill and other intangible assets of our reporting units, including changes resulting from macroeconomic, or disposition of components within reporting units, could in the future require a reduction of goodwill and recognition of related non-

cash impairment charges. If we were required to further impair our store assets, our goodwill or intangible assets of our reporting units, it could have a material adverse effect on our business and results of operations.

In addition, if we experience a decline in our market capitalization in the future, and if the decline becomes sustained or future declines in macroeconomic factors or business conditions occur, we could incur impairment charges in future periods.

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

Effective management of our real estate portfolio is critical to our omni-channel strategy. Most of our properties are subject to long-term leases. As such, it is essential that we effectively evaluate a range of factors that may influence the success of our long-term real estate strategy. Such factors include but are not limited to:

•	changing patterns of customer consumption and behavior, particularly in light of an evolving omni-channel environment;
•	the appropriate number of retail stores in our portfolio;
•	the formats and sizes of our retail stores;
•	the locations of our retail stores;
•	the interior layouts of our retail stores;
•	the trade area demographics and economic data of each of our retail stores;
•	the local competitive positioning in and around our retail stores;
•	the primary term lease commitment for each retail store;
•	the long-term lease option coverage for each retail store;
•	the occupancy cost of our retail stores relative to market rents;
•	our supply chain network strategy; and
•	our ongoing network of service locations.

The consequences for failure to effectively evaluate these factors or negotiate appropriate terms or anticipate changes could include:

•	having to close retail stores and abandon the related assets, while retaining the financial commitments of the leases;
•	incurring significant costs to remodel or transform our retail stores;
•	having retail stores, supply chain or service locations that no longer meet the needs of our business; and
•	bearing excessive lease expenses.

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

One of our largest customer groups consists of various governmental entities, government agencies and non-profit organizations, such as purchasing consortiums. Contracting with U.S. state and local governments is highly competitive, subject to federal and state procurement laws, requires more restrictive contract terms and can be expensive and time-consuming. Violations of these laws and regulations could result in fines, criminal sanctions, the inability to participate in existing or future government contracting and other administrative sanctions. Any such penalties could result in damage to the Company's reputation, increased costs of compliance and/or remediation and could adversely affect the Company's financial condition and results of operations. Moreover, bidding on government contracts often requires that we incur significant upfront time and expense without any assurance that we will win a contract. Our ability to compete successfully for and retain business with federal, state and local governments is highly dependent on cost-effective performance. Our business with governmental entities and agencies is also sensitive to changes in national and international priorities and their respective budgets, which in the current economy continue to decrease.

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

Our performance is highly dependent on attracting, retaining and engaging appropriately qualified employees in our retail stores, service centers, distribution centers, field and corporate offices. The market for qualified employees, with the right talent and competencies, is highly competitive. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers, availability of qualified personnel and our ability to offer appropriate compensation and benefits packages. We operate in a competitive labor market and there is a risk that market increases in compensation and benefits costs could have a material adverse effect on our profitability. Failure to recruit or retain qualified employees, and the inability to keep our supply of skills and resources in balance with customer demand, may impair our efficiency and effectiveness, our ability to pursue growth opportunities and adversely affect our results of operations. In addition, a significant amount of turnover of our executive team or other employees in key positions with specific knowledge relating to us, our operations and our industry, may negatively impact our operations.

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

Failure to maintain our reputation and brand at a high level, may adversely impact our financial performance.

Effective marketing efforts play a crucial role in maintaining attracting new customers and retain existing customers. Failure to execute effective marketing efforts or misjudgment of consumer responses to our existing or future promotional activities, may adversely impact our financial performance.

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

Our exclusive brand products are subject to several additional product, supply chain and legal risks that could affect our operating results.

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

We use and resell many manufacturers’ branded items and services. We rely on key vendors who may have a large market share of the categories of products and services that we resell in order to provide best in class solutions to our customers. As a result, we are dependent on the availability and pricing of key products and services, including but not limited to ink, toner, paper and technology products and key vendors could change their business strategies or models and no longer offer products or services of value to our customers. As a reseller, we cannot control the supply, design, function, cost or vendor-required conditions of sale of many of the products we offer for sale. Disruptions in the availability of these products or the products and services we provide to our customers coupled with our inability to quickly pivot and find new products and services to our portfolio of offerings may adversely affect our sales and result in customer dissatisfaction. Further, we cannot control the cost of manufacturers’ products, and cost increases must either be passed along to our customers or will result in erosion of our earnings.

Failure to identify desirable products and make them available to our customers when desired and at attractive prices could have an adverse effect on our business and our results of operations. In addition, a material interruption in service by the carriers that ship goods within our supply chain may adversely affect our sales. Many of our vendors are small or medium-sized businesses which are impacted by current macroeconomic conditions, both in the U.S., Asia and other locations. We may have no warning before a vendor fails, which may have an adverse effect on our business and results of operations.

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

Economic and civil unrest in areas of the world where we source products, as well as shipping and dockage issues, could adversely impact the availability or cost of our products, or both. Most of our goods imported to the U.S. arrive from Asia through ports located on the U.S. west coast and we are therefore subject to potential disruption due to labor unrest, security issues or natural disasters affecting any or all of these ports. In addition, we purchase and source products from a wide variety of suppliers, including from suppliers overseas, particularly in China. As a consequence, trade restrictions, including new or increased tariffs, quotas, embargoes, sanctions, safeguards, customs restrictions, epidemics/pandemics, like COVID-19, and mandatory government closures could increase our cost of goods sold or reduce the supply of the products available to us. There is no assurance that any such increased costs could be passed on to our customers, or that we could find alternative products from other sources at comparable prices. To the extent that we are subject to more challenging regulatory environments and enhanced legal and regulatory requirements, such exposure could have a material adverse effect on our business, including the added cost of increased compliance measures that we may determine to be necessary.

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

Risks Related to Our Indebtedness and Liquidity

Covenants in our credit facility could adversely impact our operations.

Our asset-based credit facility contains a fixed charge coverage ratio covenant that is operative only when borrowing availability is below 10% of the Borrowing Base (as defined in Note 11. “Debt” in Notes to Consolidated Financial Statements) or prior to a restricted transaction, such as incurring additional indebtedness, acquisitions, dispositions, dividends, or share repurchases if we do not have the required liquidity. The agreement governing our credit facility (the “Third Amended Credit Agreement” as defined in Note 11. “Debt” in Notes to Consolidated Financial Statements) also contains representations, warranties, affirmative and negative covenants, and default provisions. A breach of any of these covenants could result in a default under our Third Amended Credit Agreement. Upon the occurrence of an event of default under our Third Amended Credit Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, we may not have sufficient assets to repay our asset-based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Acceleration of our obligations under our credit facilities would permit the holders of our other material debt to accelerate their obligations. We were in compliance with all applicable covenants as of December 26, 2020.

Risks Related to Legal and Regulatory Compliance

We are subject to legal proceedings and legal compliance risks.

We are involved in various legal proceedings, which from time to time may involve class action lawsuits, state and federal governmental inquiries, audits and investigations, environmental matters, employment, tort, state false claims act, consumer litigation and intellectual property litigation. At times, such matters may involve directors and/or executive officers. Certain of these legal proceedings, including government investigations, may be a significant distraction to management and could expose our Company to significant liability, including settlement expenses, damages, fines, penalties, attorneys’ fees and costs, and non-monetary sanctions, including suspensions and debarments from doing business with certain government agencies, any of which could have a material adverse effect on our business and results of operations. For a description of our legal proceedings, refer to Note 17. “Commitments and Contingencies” in Notes to Consolidated Financial Statements.

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

Our expenses relating to employee labor, including employee health benefits, are significant. Our ability to control our employee and related labor costs is generally subject to numerous external factors, including prevailing wage rates, legislative and private sector initiatives regarding healthcare reform, and adoption of new or revised employment and labor laws and regulations. Recently, various legislative movements have sought to increase the federal minimum wage in the United States and the minimum wage in a number of individual states, some of which have been successful at the state level. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other employees as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations. We have a large employee base and while our management believes that our employee relations are good, we cannot be assured that we will not experience organization efforts from labor unions. The potential for unionization could increase if federal legislation is passed that would facilitate labor organization. Significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by significantly increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

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

We are subject to regulations relating to our corporate conduct and the conduct of our business, including securities laws, consumer protection laws, hazardous material regulations, trade regulations, advertising regulations, privacy and cybersecurity laws, and wage and hour regulations and anti-corruption legislation. Certain jurisdictions have taken a particularly aggressive stance with respect to such matters and have implemented new initiatives and reforms, including more stringent regulations, disclosure and compliance requirements.

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

Risks Related to Information Technology and Information Security

Disruptions of our computer systems could adversely affect our operations.

We rely heavily on computer systems to process transactions, including delivery of technology services, manage our inventory and supply-chain and to summarize and analyze our global business. Various components of our information technology and computer systems, including hardware, networks, and software, are licensed to us and hosted by third party vendors.

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

We maintain and periodically upgrade many of these systems that increase productivity and efficiency.  If these systems are not properly maintained or enhanced, the attention of our workforce could be diverted and our ability to provide the level of service our customers demand could be constrained for some time. Failure to make such investments could limit our ability to compete against our peers that are investing in these areas. Further, new systems might not properly integrate with existing systems. Also, once implemented, the new systems and technology may not provide the intended efficiencies or anticipated benefits and could add costs and complications to our ongoing operations.

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

We have instituted safeguards for the protection of such information and invested considerable resources, including insurance to cover cyber liabilities, in protecting our systems. These security measures may be compromised as a result of third-party security breaches, burglaries, cyber-attack, errors by our employees or the employees of third-party vendors, faulty password management, misappropriation of data by employees, vendors or unaffiliated third parties, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems and those of our vendors and unaffiliated third parties are entirely free from vulnerability to attack or compromise given that the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently. During the normal course of our business, we have experienced and we expect to continue to experience attempts to breach our systems, none of which has been material to the Company to date, and we may be unable to protect sensitive data and the integrity of our systems or to prevent fraudulent purchases. We are also subject to data privacy and security laws and regulations, the number and complexity of which are increasing globally, and despite reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be the subject of enforcement or other legal actions in the event of an incident. Moreover, an alleged or actual security breach that affects our systems or results in the unauthorized release of personally identifiable information could:

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

Risks Related to Ownership of Our Securities

There can be no assurance that we will resume paying cash dividends.

Decisions regarding dividends depend on a number of factors, including general business and economic conditions, our financial condition, operating results and restrictions imposed by our debt agreements, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Decisions on dividends are within the discretion of the Board of Directors. In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, in May 2020, our Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of 2020. Our quarterly cash dividend remains temporarily suspended. Changes in or the elimination of dividends could have an adverse effect on the price of our common stock.

Our common stock price has been and may continue to be subject to volatility, and shareholders could incur substantial losses of any investment in our common stock.

Our common stock price has experienced volatility over time and this volatility may continue, in part due to factors mentioned in this Item 1A or due to other market-driven events beyond our control. As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their original purchase price.

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

PROPERTIES

As of December 26, 2020, we operated in the following locations:

STORES

Retail Division (United States)

State	#	State	#
Alabama	24	Nebraska	9
Alaska	5	Nevada	20
Arizona	27	New Jersey	2
Arkansas	11	New Mexico	10
California	102	New York	12
Colorado	39	North Carolina	41
District of Columbia	1	North Dakota	4
Florida	128	Ohio	41
Georgia	50	Oklahoma	14
Hawaii	8	Oregon	18
Idaho	8	Pennsylvania	11
Illinois	41	Puerto Rico	10
Indiana	22	South Carolina	19
Iowa	6	South Dakota	2
Kansas	9	Tennessee	30
Kentucky	11	Texas	157
Louisiana	36	Utah	12
Maryland	12	U.S. Virgin Islands	2
Massachusetts	2	Virginia	32
Michigan	29	Washington	32
Minnesota	25	West Virginia	5
Mississippi	16	Wisconsin	26
Missouri	28	Wyoming	2
Montana	3	TOTAL	1,154

The supply chain facilities which we operate in the continental United States and Puerto Rico support our Business Solutions, Retail and CompuCom Divisions and the facilities in Canada support our Business Solutions and CompuCom Divisions. The following table sets forth the locations of our principal supply chain facilities as of December 26, 2020.

DCs and Crossdock Facilities

State	#	State	#
Arizona	1	Missouri	4
California	5	New Jersey	1
Colorado	1	North Carolina	1
Florida	5	North Dakota	3
Georgia	2	Ohio	2
Hawaii	7	Pennsylvania	1
Idaho	1	Puerto Rico	1
Illinois	5	Tennessee	1
Kansas	1	Texas	3
Minnesota	4	Washington	3
Mississippi	1	Wisconsin	7
		Total United States	60
		Canada	11
		TOTAL	71

Our principal corporate headquarters in Boca Raton, FL consists of three interconnected buildings of approximately 625,000 square feet and our corporate office in Fort Mill, SC consists of approximately 152,000 square feet of office space. These facilities are considered to be in good condition, adequate for their purpose and suitably utilized according to the individual nature and requirements of the relevant operations. Although we currently own our corporate office in Boca Raton, FL, as well as a small number of our retail store locations, most of our facilities are leased or subleased. Additional information regarding our operating leases and leasing arrangements is available in Note 1. “Summary of Significant Accounting Policies” and Note 12. “Leases” in Notes to Consolidated Financial Statements.

LEGAL PROCEEDINGS

For a description of our legal proceedings, refer to Note 17. “Commitments and Contingencies” in Notes to Consolidated Financial Statements.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP.

Holders

As of the close of business on February 17, 2021, there were 3,742 holders of record of our common stock.

Cash Dividend

Prior to July 2016, we had never declared or paid cash dividends on our common stock. Beginning in the third quarter of fiscal 2016, our Board of Directors declared and paid cash dividends on our common stock. In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, in May 2020, our Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of 2020. Our quarterly cash dividend remains temporarily suspended.

The timing, declaration and payment of future dividends to holders of our common stock fall within the discretion of our Board of Directors and will depend on our operating results, earnings, financial condition, the capital requirements of our business and other factors. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

For additional information about cash dividends declared and paid in 2020, refer to “Liquidity and Capital Resources” in MD&A and Note 13. “Stockholders’ Equity” in Notes to Consolidated Financial Statements of this Annual Report.

Issuer Purchases of Equity Securities

In November 2018, our Board of Directors approved a stock repurchase program of up to $100 million of our common stock effective January 1, 2019, which extended until the end of 2020. In November 2019, our Board of Directors approved an increase in the authorization of the existing stock repurchase program of up to $200 million and extended the program through the end of 2021. The current authorization includes the remaining authorized amount under the existing stock repurchase program. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances. Our Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses. As a result of the continued economic uncertainty due to COVID-19, our Board of Directors temporarily suspended the stock repurchase program in May 2020, however, the stock repurchase authorization remained effective. In November 2020, our Board of Directors approved the resumption of the stock repurchase program beginning in the fourth quarter of 2020, which will run through the end of 2021.

The following table summarizes our common stock repurchases during the fourth quarter of 2020.

Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number		Part of a Publicly	Purchased Under
	of Shares	Average	Announced Plan or	the Repurchase
	Purchased	Price Paid	Program	Programs
Period	(In millions)	per Share	(In millions)	(In millions)
September 27 — October 24, 2020	—	$—	—	$130
October 25 — November 21, 2020	—	$—	—	$130
November 22 — December 26, 2020	—	$—	—	$130
Total	—	$—	—

We purchased approximately 1 million shares of our common stock in the aggregate during the first and second quarters of fiscal 2020 at a weighted average price of $22.96 per common share. We made no repurchases of shares of common stock during the third and fourth quarters of fiscal 2020. For the year 2020, we purchased approximately 1 million shares of common stock for a total consideration of $30 million. At December 26, 2020, approximately $130 million remains available for additional purchases under the stock repurchase program.

The ODP Corporation Stock Comparative Performance Graph

The information contained in The ODP Corporation Comparative Performance Graph section shall not be deemed to be filed as part of this Annual Report and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate the graph by reference.

The following graph compares the five-year cumulative total shareholder return on our common stock with the cumulative total returns of the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s Specialty Stores Index (“S&P Specialty Stores”) of which we are a component of each Index.

The graph assumes an investment of $100 at the close of trading on December 26, 2015, the last trading day of fiscal year 2015, in our common stock, the S&P 500 and the S&P Specialty Stores.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among The ODP Corporation, the S&P 500 Index

and the S&P Specialty Stores Index

*$100 invested on 12/26/15 in stock or 12/31/15 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2020 Standard & Poor’s, a division of S&P Global. All rights reserved.

	12/26/15	12/31/16	12/30/17	12/29/18	12/28/19	12/26/20
The ODP Corporation	100.00	81.69	65.54	48.38	52.93	58.24
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P Specialty Stores	100.00	100.55	100.78	98.36	122.09	145.79

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 26, 2020. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Financial Statements and Supplemental Details and MD&A of this Annual Report. After obtaining the approval of our shareholders on May 11, 2020, our Board of Directors determined to set a reverse stock split ratio of 1-for-10 for a reverse stock split of the Company’s outstanding shares of common stock, and a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio. The reverse stock split was effective on June 30, 2020. All per share amounts in the following table have been retroactively adjusted for the prior periods presented to give effect to this reverse stock split.

We have accounted for the disposition of substantially all of the business formerly presented as the International Division as discontinued operations in all periods. The disposition was complete as of the end of fiscal 2018, and there are no further discontinued operations in 2020 and 2019. We have included the amounts associated with our acquired businesses from their dates of acquisition.

(In millions, except per share amounts and statistical data)	2020 (1)	2019 (2)	2018 (3)	2017 (4)	2016 (5)
Statements of Operations Data:
Sales	$9,710	$10,647	$11,015	$10,240	$11,021
Net income (loss) from continuing operations	$(319)	$99	$99	$146	$679
Discontinued operations, net of tax	$—	$—	$5	$35	$(150)
Net income (loss) (1)(2)(3)(4)(6)	$(319)	$99	$104	$181	$529
Net earnings (loss) per share:
Basic earnings (loss) per common share:
Continuing Operations	$(6.05)	$1.82	$1.80	$2.80	$12.60
Discontinued Operations	$—	$—	$0.09	$0.67	$(2.79)
Net basic earnings (loss) per share	$(6.05)	$1.82	$1.89	$3.46	$9.81
Diluted earnings (loss) per common share:
Continuing Operations	$(6.05)	$1.80	$1.77	$2.73	$12.38
Discontinued Operations	$—	$—	$0.08	$0.65	$(2.74)
Net diluted earnings (loss) per share	$(6.05)	$1.80	$1.85	$3.38	$9.63
Cash dividends declared per common share	$0.25	$1.00	$1.00	$1.00	$0.50
Statistical Data:
Facilities open at end of period:
United States:
Retail and technology stores	1,154	1,307	1,364	1,394	1,441
Distribution centers and crossdock facilities	60	56	45	40	28
Canada:
Distribution centers and crossdock facilities	11	11	11	11	10
Total square footage — Retail and CompuCom Divisions (in millions)	25.5	29.1	30.3	31.1	32.4
Percentage of sales by segment:
Business Solutions Division	48.2%	49.6%	48.0%	49.9%	49.0%
Retail Division	42.9%	41.0%	42.1%	48.5%	50.8%
CompuCom Division (4)	8.8%	9.3%	9.9%	1.5%	—
Other	0.1%	0.1%	0.1%	0.1%	0.2%
Balance Sheet Data:
Total assets (7)	$5,558	$7,311	$6,166	$6,323	$5,540
Long-term debt, net of current maturities	354	575	690	936	358

(1)

During fiscal year 2020, we completed four business acquisitions that consist of small independent regional office supply distribution businesses in the United States. The operating results of the acquired office supply distribution businesses are combined with our operating results subsequent to their purchase dates, and are included in the Business Solutions Division. Sales in our Business Solutions Division in 2020 include $53 million from these acquisitions. Additionally, fiscal year 2020 Net loss includes $431 million of asset impairment charges and $121 million of Merger and restructuring expenses, net. Refer to MD&A and Note 2. “Acquisitions” in Notes to Consolidated Financial Statements located in Financial Statements and Supplemental Details of this Annual Report for additional information.

(2)

During fiscal year 2019, we completed five business acquisitions that consist of small independent regional office supply distribution businesses in the United States. The operating results of the acquired office supply distribution businesses are combined with our operating results subsequent to their purchase dates, and are included in the Business Solutions Division. Sales in our Business Solutions Division in 2019 include $55 million from these acquisitions. Additionally, fiscal year 2019 Net income includes $56 million of asset impairment charges and $116 million of Merger and restructuring expenses, net. Refer to MD&A of this Annual Report for additional information.

(3)

During fiscal year 2018, we completed seven business acquisitions, six of which consist of small independent regional office supply distribution businesses in the United States, and one is an enterprise IT solutions integrator and managed services provider. The operating results of these companies are combined with our operating results subsequent to their purchase dates. Sales in our Business Solutions and CompuCom Divisions in 2018 include $80 million and $25 million, respectively, from these acquisitions. Additionally, fiscal year 2018 Net income includes $7 million of asset impairment charges, $72 million of Merger and restructuring expenses, net, $25 million of legal expense accrual, and $15 million of loss on modification of debt. Refer to MD&A of this Annual Report for additional information.

(4)

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

(5)	Includes 53 weeks in accordance with our 52 — 53 week reporting convention. All other years presented in the table consisted of 52 weeks.
(6)

Fiscal year 2016 Net income includes $15 million of asset impairment charges, $80 million of Merger and restructuring income, net, including $250 million received from Staples as the Termination Fee, $15 million of loss on extinguishment of debt, and the reversal of $382 million of valuation allowances on deferred tax assets. On February 4, 2015, we had announced in conjunction with Staples that the companies had entered into a merger agreement under which Staples would acquire all of our outstanding shares. Upon termination of this merger agreement on May 16, 2016, pursuant to the terms of the agreement, Staples paid us a Termination Fee of $250 million.

(7)

Total assets for fiscal year 2019 reflect the adoption of the new lease accounting standard. Prior period amounts were not adjusted under the modified retrospective transition approach. Refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements located in Financial Statements and Supplemental Details of this Annual Report for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist readers in better understanding and evaluating our financial condition and results of operations. We recommend reading this MD&A in conjunction with our Consolidated Financial Statements and Notes thereto included in this Annual Report.

OVERVIEW

THE COMPANY

We are a leading provider of business services and supplies, products and digital workplace technology solutions to small, medium-sized and enterprise businesses. We operate through our direct and indirect subsidiaries and maintain a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 1,154 retail stores. Through our banner brands Office Depot®, OfficeMax®, CompuCom® and Grand&Toy®, as well as others, we offer our customers the tools and resources they need to focus on starting, growing and running their business.

At December 26, 2020, our operations are organized into three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and CompuCom Division.

The Business Solutions Division, or BSD, is the largest component of our integrated B2B distribution platform and provides our customers with nationally branded as well as our private branded office supply products and services. Additionally, BSD provides adjacency products and services including cleaning and breakroom supplies, technology services, copy and print services, and office furniture products and services in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada through a dedicated sales force, catalogs, telesales, and electronically through our Internet websites. BSD includes the regional office supply distribution businesses we have acquired as part of our strategic transformation described in the section below.

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

STRATEGIC TRANSFORMATION

Since 2017, we have been undergoing a strategic business transformation to pivot our Company into an integrated B2B distribution platform, with the objective of expanding our product offerings to include value-added services for our customers and capture greater market share. As part of this transformation, we are evolving our B2B business to include a new digital procurement platform focused on transforming the B2B procurement and sourcing industry. In connection with our development efforts in this area, in January 2021, we acquired BuyerQuest, a business services software company with an eProcurement platform. Also, on January 19, 2021, our Board of Directors announced that as a result of a business review of CompuCom, management has initiated a process to explore a value-maximizing sale of our CompuCom Division to maximize CompuCom’s full potential and drive forward its future value and success.

We continue to expand our reach and distribution network through acquisitions of profitable regional office supply distribution businesses, serving small and mid-market customers. Many of these customers are in geographic areas that were previously underserved by our network. During 2020, we acquired four small independent regional office supply distribution businesses which has allowed for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

The aggregate total purchase consideration, including contingent consideration, for the four acquisitions completed in 2020 was approximately $37 million, subject to certain customary post-closing adjustments. The aggregate purchase price was funded with cash on hand.

The operating results of the acquired office supply distribution businesses are combined with our operating results subsequent to their purchase dates, and are included in our Business Solutions Division. Refer to Note 2. “Acquisitions” in Notes to Consolidated Financial Statements for additional information.

STOCK SPLIT AND CORPORATE REORGANIZATION

After obtaining the approval of our shareholders on May 11, 2020, our Board of Directors determined to set a reverse stock split ratio of 1-for-10 for a reverse stock split of the Company’s outstanding shares of common stock, and a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio. The reverse stock split was effective on June 30, 2020. All share and per share amounts in this MD&A have been retroactively adjusted for the prior periods presented to give effect to this reverse stock split.

On March 31, 2020, our Board of Directors approved proceeding with the implementation of a Reorganization of the Company's corporate structure into a holding company structure. The Reorganization was completed on June 30, 2020, and Office Depot, Inc. became a wholly-owned subsidiary of a new holding company, The ODP Corporation, and replaced Office Depot, Inc. as the public company trading on the NASDAQ Stock Market under the ticker symbol “ODP”. All outstanding shares of Office Depot, Inc. were automatically converted into shares of common stock in The ODP Corporation. The Reorganization began the simplification of our legal entity and tax structure, more closely aligns our operating assets to their respective operating channels within the legal entity structure, and is intended to increase our operational flexibility. It did not result in a change in the directors, executive officers, management or business of the Company. In addition, the Reorganization is intended to be a tax-free transaction for U.S. federal income tax purposes for our shareholders.

RECENT DEVELOPMENTS

Our COVID-19 Response

On March 11, 2020, the World Health Organization declared the current outbreak of COVID-19 as a global pandemic. In response to this declaration and with the rapid spread of COVID-19 globally and throughout the United States, federal, state and local authorities have declared states of emergency and imposed varying degrees of restrictions on social and commercial activities, including travel restrictions and curfews, in order to promote social distancing in an effort to prevent and slow the spread of the disease. These restrictive measures have had significant adverse impacts on the national and global economy in 2020.

From the beginning of the COVID-19 pandemic, we have made supporting the health and wellness of our employees and customers a priority. Due to the nature of products sold in our retail locations and integrated business-to-business distribution platform, our business is considered to be essential by most local jurisdictions and has remained open and operational. Based upon the guidance of the U.S. Centers for Disease Control (“CDC”) and local health authorities, we have put appropriate measures in place to help reduce the spread of infection to our employees and customers, including the institution of social distancing protocols and increased frequency of cleaning and sanitizing in those facilities. Since March 2020, employees who are able to, have been working from home, with only essential employees in our retail stores, customer support and distribution centers working on-site at our facilities, as well as technicians and field support on-site at customer locations, as necessary. We have also limited employee business travel to only essential business needs.

Overall demand for our products and services has declined significantly as a result of the disruptions experienced by our business customers from restrictions on commercial activities and social distancing measures, and we expect these demand fluctuations to continue into the first quarter of 2021 and beyond. The delayed start of the school year and the cancellation or delayed start of in-person school instruction across the U.S. as a result of the COVID-19 outbreak have also resulted in lower than historical levels of sales of back-to-school supplies. We experienced higher than forecasted demand in our eCommerce platform, as well as in our retail locations associated with certain product categories, such as furniture, technology products, cleaning and breakroom supplies and personal protective equipment that meet our customers’ needs arising from the risks related to potential exposure to COVID-19. In response to the volatility resulting from the pandemic, we have taken measures to protect our financial position during this challenging time period. These measures include creating contingency plans for merchandise categories that may be in high demand, adjusting our inventory levels, reducing certain occupancy costs, reducing nonessential expenses, and reducing our capital spend, among others. In May 2020, we proactively adopted a more conservative approach to our capital return program to preserve liquidity and maximum financial flexibility by temporarily suspending our share repurchases and quarterly cash dividend. In November 2020, our Board of Directors approved the resumption of the stock repurchase program beginning in the fourth quarter of 2020, which will run through the end of 2021. Our quarterly cash dividend remains temporarily suspended.

Beginning towards the end of the second quarter of 2020, states and local jurisdictions started to phase out restrictions imposed on commercial activities at varying degrees, while certain states have extended or reinstated restrictions as the number of cases began to rise again towards the end of 2020. We continue to assess our outlook on a daily basis, but we are unable to accurately predict the pace and shape of the recovery from COVID-19 due to numerous uncertainties, including the duration of the pandemic, actions that may be taken by governmental authorities, the speed at which effective vaccines will be distributed and administrated to a sufficient number of people to enable cessation of the virus, additional disruption to the economy and consumers’ willingness and ability to spend, temporary or permanent closures of our business customers, supply chain disruptions and other unforeseeable consequences. As a result, we expect weaker global economic conditions and increased unemployment, including continued business disruption relating to COVID-19 and resulting governmental actions will continue to negatively impact our business and results of operations in the first quarter of 2021 and beyond, as well as result in future impairments of our assets.

USR Parent, Inc. Proposal

On January 11, 2021, we received a proposal from USR Parent, Inc., the parent company of Staples Inc. and a portfolio company of Sycamore Partners, to acquire 100% of our issued and outstanding stock for $40.00 per share in cash (the “Proposal”). After careful review and consideration of the Proposal and in consultation with our financial and legal advisors, our Board of Directors unanimously concluded that there is a more compelling path forward to create value for us and our shareholders than the potential transaction described in the Proposal. On January 19, 2021, we filed a statement on Schedule 14D-9 with the SEC containing our Board of Director’s recommendation. We anticipate that we will incur significant legal and other expenses throughout this process. For further discussion, see the section entitled “Risk Factors” within Other Key Information in this Annual Report.

CONSOLIDATED RESULTS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 52-week period ended December 26, 2020 (also referred to as “2020”) and the 52-week period ended December 28, 2019 (also referred to as “2019”) as well as our liquidity in 2020 and 2019. We have omitted discussion of 2018 results where it would be redundant to the discussion previously included in MD&A of our 2019 Annual Report on Form 10-K.

Our consolidated sales were 9% lower in 2020 compared to 2019. This year-over-year decrease was primarily driven by lower sales in our Business Solutions Division, which decreased 11% in 2020 primarily due to temporary closures of certain enterprise customers and a transition to a work-from-home environment in response to the restrictions imposed by local authorities to prevent and reduce the spread of COVID-19. This decrease was partially offset by higher sales generated by our eCommerce platform, which is included in our Business Solutions Division. Sales in our Retail Division decreased 4% in 2020 due to planned store closures and lower sales of services in existing locations due to reduced customer traffic. Our CompuCom Division also experienced lower sales of 14% in 2020 compared to 2019 primarily due to certain customer-imposed delays and cancellations of previously scheduled projects and postponed new projects as a result of COVID-19 business disruption and lower product sales and service volume.

(In millions)	2020	2019	Change
Sales
Business Solutions Division	$4,683	$5,279	(11)%
Retail Division	4,167	4,363	(4)%
CompuCom Division	854	994	(14)%
Other	6	11	(45)%
Total	$9,710	$10,647	(9)%

Product sales decreased 7% in 2020 compared to 2019 primarily driven by lower sales in our Business Solutions Division as a result of temporary closures and transition to a work-from-home environment of certain enterprise customers due to COVID-19, as described above, and was partially offset by an increase in product sales generated by our eCommerce platform and sales of cleaning products and personal protective equipment.

Sales of services decreased 17% primarily driven by a decline in sales of our copy and print services in our Retail Division due to reduced demand and in our CompuCom Division due to customer-imposed delays and cancellations of previously scheduled and postponed new projects and reduced business volume, both as a result of the impacts of COVID-19 which included shelter-in-place orders, temporary closures of nonessential businesses, and schools transitioning to virtual learning. Sales of services were also impacted by the decline in our copy and print services in our Business Solutions Division due to the impacts of COVID-19, mainly as a result of temporary closures of nonessential businesses. On a consolidated basis, services represented approximately 14% and 15% of our total sales in 2020 and 2019, respectively.

(In millions)	2020	2019	Change
Sales
Products	$8,374	$9,034	(7)%
Services	1,336	1,613	(17)%
Total	$9,710	$10,647	(9)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•

Total gross profit decreased by $332 million or 13% in 2020 compared to 2019. The decrease in gross profit was largely driven by the flow-through impact of lower sales in our Business Solutions Division and Retail Division, which consisted of $304 million of the decrease in gross profit in 2020. The remaining decrease of $28 million in 2020 was mainly attributable to our CompuCom Division. These reductions were partially offset by the savings generated from the implementation of the Business Acceleration Program, which among other things, optimized labor costs in our CompuCom Division, and by acquisitions within our Business Solutions Division.

•

Total gross margin for 2020 was 22%, which was lower than the total gross margin of 23% in 2019. The lower gross margin in 2020 is mainly driven by higher product costs as a result of product mix and the deleveraging impact of supply chain and occupancy costs as a result of lower sales in 2020. While we incurred incremental costs related to trade tariffs on inventory we purchase from suppliers in China, certain actions, including changes to our contracting model, alternative sourcing strategies, and selective price increase pass-through efforts mitigated much of the impact of such trade tariffs to our results of operations.

•

Total selling, general and administrative expenses decreased by $269 million or 13% in 2020 compared to 2019. The decrease was the result of store closures in our Retail Division and certain strategic initiatives, including the Business Acceleration Program, aimed at reducing our spend on payroll and payroll-related costs and other discretionary expenses such as professional fees, contingent labor, travel and marketing. The decrease in total selling, general, and administrative expenses in 2020 was partially offset by increase in expenses associated with the expansion of our distribution network through acquisitions. As a percentage of sales, total selling, general and administrative expenses was 19% in 2020, as compared to 20% in 2019.

•

We recognized $25 million gain on disposition of assets held for sale during 2019, of which $19 million was included in Selling, general and administrative expenses and $6 million was included in Merger and restructuring expenses, net in the Consolidated Statement of Operations.

•

We recorded $431 million of asset impairment charges in 2020 which included $363 million related to goodwill in our CompuCom and Contract reporting units and other intangible assets impairment, and $48 million related to impairment of operating lease right-of-use (“ROU”) assets associated with our retail store locations, with the remainder primarily relating to impairment of fixed assets and a cost method investment. Refer to Note 16. “Fair Value Measurements” in Notes to Consolidated Financial Statements for additional information.

•

We recorded $121 million of Merger and restructuring expenses, net in 2020 compared to $116 million in 2019. Merger and restructuring expense in 2020 includes $18 million of severance, retention, transaction and integration costs associated with business acquisitions and $103 million of severance, professional fees and other expenses associated with restructuring activities. Refer to Note 3. “Merger and Restructuring Activity” in Notes to Consolidated Financial Statements for additional information.

•

In April 2020, we repaid the remaining balance under the Term Loan Credit Agreement in full and terminated it. We recognized $12 million of loss from the extinguishment and modification of debt related to this transaction, which primarily consists of the write-off of the remaining unamortized original issue discount and debt issuance costs of the Term Loan Credit Agreement, and is included in our 2020 results. Refer to Note 11. “Debt” in Notes to Consolidated Financial Statements for additional information.

•

Our effective tax rate of (8)% for 2020 differs from the statutory rate of 21% primarily due to the impact of goodwill impairment, state taxes, excess tax deficiencies associated with stock-based compensation awards and certain nondeductible items, adjustments to certain tax benefits and the mix of income and losses across U.S. and non-U.S. jurisdictions. Our effective tax rates in prior periods have varied considerably as a result of several primary factors including the mix of income and losses across U.S. and non-U.S. jurisdictions, the impact of excess tax deficiencies associated with stock-based compensation awards and the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. During 2020 and 2019, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to the dispositions of the international businesses and improved operating results. Refer to Note 6. “Income Taxes” in Notes to Consolidated Financial Statements for additional information.

•	Diluted loss per share was $(6.05) in 2020 compared to diluted earnings per share of $1.80 in 2019.

•

At December 26, 2020, we had $729 million in cash and cash equivalents and $934 million of available credit under the Third Amended Credit Agreement, for a total liquidity of approximately $1.7 billion. Cash provided by operating activities was $485 million for 2020 compared to $366 million for 2019. Refer to the Liquidity and Capital Resources section of this MD&A for more information on cash flows.

•

In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, in May 2020, our Board of Directors suspended our quarterly cash dividend and our stock repurchase program, however, the stock repurchase authorization remained effective. In November 2020, our Board of Directors approved the resumption of the stock repurchase program beginning in the fourth quarter of 2020, which will run through the end of 2021. Our quarterly cash dividend continues to be temporarily suspended. During 2020 we paid a cash dividend in the first quarter and in 2019 we paid quarterly cash dividends on our common stock of $0.25 per share for a total annual dividend distribution of $13 million and $55 million, respectively. In addition, we bought back approximately 1 million shares of our common stock in both 2020 and 2019, returning another $30 million in 2020 and $40 million in 2019 to our shareholders.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results. Fiscal years 2020, 2019 and 2018 include 52 weeks.

BUSINESS SOLUTIONS DIVISION

(In millions)	2020	2019	2018
Sales
Products	$4,396	$4,947	$4,974
Services	287	332	308
Total	$4,683	$5,279	$5,282
% change	(11)%	—%	3%
Division operating income	$116	$271	$243
% of sales	2%	5%	5%

Product sales from our Business Solutions Division decreased 11% in 2020 compared to 2019. Product sales in 2020 were impacted by lower demand, especially in product categories such as toner, ink and office supplies due to a portion of our business-to-business customers, including those in the education sector, having to pause operations or temporarily transition into a remote environment as a result of restrictions imposed by federal, state and local authorities, which resulted in a decrease of $892 million in product sales in 2020. These restrictions, which started in March 2020 and aim to prevent and reduce the spread of COVID-19, have continued through the end of 2020 across a majority of the jurisdictions in which our customers operate. The lower demand from our business-to-business customers was partially offset by higher sales in other product categories which aggregated to $341 million and primarily related to the increase in cleaning products and personal protective equipment sales of $169 million in 2020. Higher sales in our eCommerce platform, which experienced increased demand in 2020 as more customers preferred to order online and have their purchases delivered, and the impact of acquisitions, also contributed positively to our product revenues, although they were not material drivers of our results in 2020. Product sales from our Business Solutions Division decreased 1% in 2019 compared to 2018, primarily due to lower revenue generated in our eCommerce platform and office supplies product categories as a result of our targeted efforts to reduce sales with lower margins. This decrease was partially offset by the positive impact of acquisitions and growth in certain adjacency categories such as cleaning and breakroom supplies.

Sales of services in our Business Solutions Division decreased 14% in 2020 compared to 2019. The decrease is primarily due to lower demand from our business-to-business customers for our managed print and fulfillment services and copy and print services as a result of the impact of restrictions due to COVID-19 on their operations in 2020. Sales of services in our Business Solutions Division increased 8% in 2019 compared to 2018. The increase was primarily due to acquisitions and increased sales of our managed print and fulfillment services.

Our Business Solutions Division operating income decreased 57% in 2020 compared to 2019. As a percentage of sales, operating income decreased by approximately 270 basis points. The decrease in operating income in 2020 was related to the flow-through impact of lower product sales volume coupled with lower gross profit margin due to a combination of pricing pressures and higher product costs. This was partially offset by a reduction in selling, general and administrative expenses achieved through our Business Acceleration Program. Business Solutions Division operating income increased 12% in 2019 compared to 2018. As a percentage of sales, operating income improved by approximately 50 basis points. The increase in operating income in 2019 was related to a number of factors, primarily due to the reduction in selling, general and administrative expenses achieved through our Business Acceleration Program.

RETAIL DIVISION

(In millions)	2020	2019	2018
Sales
Products	$3,738	$3,793	$4,105
Services	429	570	536
Total	$4,167	$4,363	$4,641
% change	(4)%	(6)%	(6)%
Division operating income	$275	$194	$193
% of sales	7%	4%	4%
Change in comparable store sales	N/A	(4)%	(4)%

Product sales in our Retail Division decreased 1% and 8% in 2020 and 2019, respectively, compared to the corresponding prior-year periods. This was primarily the result of planned closings of underperforming retail stores and lower demand in product categories such as toner, ink, and office supplies, which were partially offset by the increased demand in essential products such as furniture, technology products, cleaning and breakroom supplies, personal protective equipment and other work-from-home and learn-from-home enabling products. The increase in these product categories was $361 million in 2020, and was primarily driven by the needs of our customers to help address their challenges derived from the COVID-19 outbreak. Additionally, the increased demand was driven by needs of customers who transitioned into remote work and virtual learning environments in March 2020 as a result of restrictions imposed by federal, state and local authorities in order to prevent and reduce the spread of COVID-19. The demand for these product categories could decrease in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending, the demand for our products and services and the availability of supply. Specifically, we experienced supply constraints in our product categories with high demand such as ink, cleaning and breakroom supplies, and technology products, and we may continue to face delays or difficulty sourcing these products.

For the reasons described in the “Recent Developments” section, our business is considered to be essential by most local jurisdictions, and as a result, the substantial majority of our retail locations have remained open and operational with the appropriate safety measures in place during the COVID-19 pandemic, including a curbside pickup option. Since late in the first quarter of 2020, we temporarily reduced our retail location hours by two hours daily, which continues to be in effect at the majority of our retail locations. We believe sales in our Retail Division may continue to be adversely impacted in 2021 and potentially longer. As there is uncertainty in the extent and duration of the impacts of the outbreak, we are unable to estimate the full impact at this time.

Product sales in 2020 and 2019 were also positively impacted by the increase in the volume of transactions where our customers buy online for pick up in our stores (“BOPIS”). BOPIS transactions are included in our Retail Division results because they are fulfilled with retail store inventory and serviced by retail store associates. Our BOPIS sales were $358 million in 2020 and $205 million in 2019, which represented increases of 75% and 8%, respectively, from the preceding years. We expect the increase in our BOPIS sales to continue during the COVID-19 pandemic.

Sales of services in our Retail Division decreased 25% in 2020 compared to 2019. The positive momentum we experienced in early 2020 from the expansion of our copy and print services and subscription volume was negatively impacted by a reduction in demand due to temporary closures of nonessential businesses, as well as the transition of a significant portion of our customers to a remote work and virtual learning environment, due to COVID-19. In 2019, sales of services were 6% higher compared to 2018. This increase was due to the expansion of our copy and print services and continued volume increase in subscription offerings.

We have historically reported our comparable store sales, which relate to retail stores that have been open for at least one year. Retail stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Retail stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes, natural disasters, epidemics/pandemics, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods but may differ from measures used by other companies. Due to the reduction in our retail location hours due to COVID-19, and the variability in COVID-19 related restrictions imposed by state and local governments such as occupancy levels and business regulations that can affect demand for our in-store products and services, comparable store sales are not a meaningful metric for 2020, and therefore is not provided. Comparable store sales decreased 4% in 2019 compared to 2018, reflecting lower store traffic, partially offset by higher conversion rate, year-over-year growth in BOPIS transactions, and an increase in loyalty program membership.

The Retail Division operating income increased 42% in 2020 compared to 2019. As a percentage of sales, this reflects a year-over-year increase of approximately 220 basis points. The increase in operating income was mostly attributable to lower selling, general and administrative expenses resulting from continuous efforts to optimize costs. These improvements have more than offset the flow-through impact of lower sales. The Retail Division operating income increased 1% in 2019 compared to 2018. As a percentage of sales, this reflects a year-over-year increase of approximately 30 basis points. The increase in operating income was mostly attributable to a higher gross margin rate achieved by improvements in distribution and inventory management costs. The increase was also attributable to lower selling, general and administrative expenses resulting from continuous efforts to optimize costs. The increase in operating income was partially offset by the flow-through impact of lower sales. The Retail Division’s operating income results in 2019 and 2018 include the impact of investments in additional service delivery capabilities, sales training, and other customer-oriented initiatives.

At the end of 2020, the Retail Division operated a total of 1,154 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands. Retail store opening and closing activity for the last three years has been as follows:

	Open at Beginning of Period	Closed	Opened	Open at End of Period
2018	1,378	19	2	1,361
2019	1,361	54	—	1,307
2020	1,307	153	—	1,154

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

COMPUCOM DIVISION

(In millions)	2020	2019	2018
Sales
Products	$221	$271	$233
Services	633	723	853
Total	$854	$994	$1,086
% change	(14)%	(8)%	N/A
Division operating income (loss)	$14	$(2)	$17
% of sales	2%	—%	2%

Product sales in our CompuCom Division decreased 18% in 2020 compared to 2019. We experienced strong enterprise demand for computer and computer-related products in the latter part of the first quarter of 2020 as many businesses temporarily shifted to a work-from-home environment amid the COVID-19 outbreak. This was followed by lower demand during the remainder of 2020 as the immediate needs of business customers for such products diminished and a portion of our business customers continued to be temporarily closed due to restrictions put in place by local authorities that aim to prevent and reduce the spread of COVID-19. Product sales in our CompuCom Division increased 16% in 2019 compared to 2018, primarily driven by increased discipline in our selling process and improved relationships with our product manufacturer partners.

Sales of services in our CompuCom Division decreased 12% in 2020 compared to 2019. This was primarily due to lower project-related revenue from existing customer accounts and lower business volume. The reduction in project-related revenue is due to our customers pausing discretionary project spending amidst the COVID-19 outbreak and the uncertainty of its impact on the economy. Although sales of services have been declining since the beginning of 2019, we are continuing our efforts to stabilize and grow revenue in this Division. In connection with these efforts, we have placed greater emphasis on our core digital workplace offerings and adjusted our go-to-market approach, capitalizing on our ability to serve distributed and remote workforces through our capabilities to provision hardware, manage distributed technology and support end-users. Sales of services in our CompuCom Division decreased 15% in 2019 compared to 2018. This was primarily due to customer churn and lower project-related revenue from existing customer accounts, partially as a result of our targeted efforts to reduce certain unprofitable sales activities.

The CompuCom Division reported operating income of $14 million in 2020 compared to operating loss of $2 million in 2019. The year-over-year increase in operating profitability despite the flow-through impact of lower service sales volume was achieved through focused efforts to improve service delivery profitability coupled with reductions in operating costs. The CompuCom Division reported operating loss of $2 million in 2019 compared to operating income of $17 million in 2018. The year-over-year decrease in operating profitability was driven by lower sales volume, without a commensurate reduction in associated labor-related expenses. Operating results have been improving sequentially since the first quarter of 2019, which is mostly attributable to improved cost efficiencies as a result of our Business Acceleration Program. We continue to take actions to improve future operating performance at our CompuCom Division, which include sales and marketing efforts to accelerate growth, driving innovation in our offerings and automation to further enhance service delivery and, simplifying organizational structures to improve efficiency.

OTHER

(In millions)	2020	2019	2018
Sales
Products	$19	$23	$10
Services	(13)	(12)	(4)
Total	$6	$11	$6
Other operating loss	$—	$—	$(2)

Certain operations previously included in the International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are presented as Other. These operations primarily relate to the sale of products to former joint venture partners, and are not material in any period. Also included in Other is the elimination of intersegment revenues of $17 million in 2020, $14 million in 2019 and $11 million in 2018.

CORPORATE

The line items in our Consolidated Statements of Operations impacted by Corporate activities are presented in the table below, followed by a narrative discussion of the significant matters. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures.

(In millions)	2020	2019	2018
Asset impairments	$431	$56	$7
Merger and restructuring expenses, net	121	116	72
Legal expense accrual	—	—	25
Total charges and credits impact on Operating income	$552	$172	$104

In addition to these charges and credits, certain selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Costs” below.

Asset impairments

Asset impairment charges are comprised of the following:

(In millions)	2020	2019	2018
Retail stores	$60	$54	$6
Goodwill and other intangible assets	363	2	1
Other	8	—	—
Total Asset impairments	$431	$56	$7

In 2020, 2019 and 2018, we recognized asset impairment charges of $431 million, $56 million and $7 million, respectively. Of the asset impairment charges in 2020, $363 million was related to impairment of goodwill in our CompuCom and Contract reporting units and other intangible assets, $48 million was related to the impairment of operating lease ROU assets associated with our retail store locations, and the remainder was related to impairment of fixed assets and a cost method investment. Of the asset impairment charges in 2019, $46 million was related to the impairment of operating lease ROU assets associated with our retail store locations, $8 million was related to impairment of fixed assets at these retail store locations, and the remaining $2 million related to write-down of intangible assets that are not currently used.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In 2020, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our restructuring programs, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value. Our retail store assets recoverability analyses in 2020 also included the impact of the COVID-19 pandemic on the operations of our retail stores as described in the “Retail Division” section. As discussed above, there is uncertainty regarding the impact of the COVID-19 pandemic on the results of our operations in 2021 and beyond, which could result in future impairments of store assets if deemed unrecoverable.

During the second quarter of 2020, due to the macroeconomic impacts of COVID-19 on our current and projected future results of operations, we determined that an indicator of potential impairment existed requiring an interim quantitative goodwill impairment test for our CompuCom and Contract reporting units. The Contract reporting unit is a component of our Business Solutions Division. The quantitative goodwill impairment test indicated that the carrying value of the CompuCom and Contract reporting units exceeded their fair value, and impairment charges of $237 million and $115 million, respectively, were recorded for these reporting units. CompuCom’s trade name, which is an indefinite-lived intangible asset, was also tested for impairment during this quantitative assessment and an impairment charge of $11 million was recorded to reduce its carrying amount in the second quarter of 2020. At December 26, 2020, the CompuCom reporting unit and the Contract reporting unit have goodwill of $215 million and $241 million, respectively. These non-cash impairment charges are presented within the Asset impairments line in the accompanying Condensed Consolidated Statements of Operations year-to-date 2020. Refer to Note 9. “Goodwill and Other Intangible Assets” in Notes to Consolidated Financial Statements for additional information regarding the drivers of decline in the fair values of our CompuCom and Contract reporting units as well as the methodologies, key inputs and assumptions used in determining the fair value estimates.

During the fourth quarter of 2020, we performed our annual impairment assessment, which was as of the first day of fiscal month December. Our annual impairment assessment in the fourth quarter of 2020 was performed using a quantitative assessment for all reporting units. The quantitative assessment combined the income approach and the market approach valuation methodologies and concluded that the fair value of all our reporting units exceed their carrying amounts. As the carrying value of the goodwill for CompuCom and Contract reporting units were written down to fair value recently during the second quarter of 2020, their margin of passage during the annual impairment assessment were approximately 12%. We will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. Further, while we are currently in a strong liquidity and capital position, a significant deterioration may have a material impact on our liquidity and capital in future periods.

Merger and restructuring expenses, net

Since 2017, we have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger and restructuring expenses, net on a separate line in the Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service our customers. These expenses are not included in the determination of Division operating income. Merger and restructuring expenses, net were $121 million in 2020, $116 million in 2019 and $72 million in 2018.

Maximize B2B Restructuring Plan

In May 2020, our Board of Directors approved a restructuring plan to realign our operational focus to support our “business-to-business” solutions and IT services business units and improve costs. Implementation of the Maximize B2B Restructuring Plan (as defined in Note 3. “Merger and Restructuring Activity” in Notes to Consolidated Financial Statements) is expected to be substantially completed by the end of 2023. The Maximize B2B Restructuring Plan aims to generate savings through optimizing our retail footprint, removing costs that directly support our Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of our business-to-business platform. The plan is broader than restructuring programs we have implemented in the past and includes closing and/or consolidating retail stores and distribution facilities and the reduction of up to 13,100 employee positions by the end of 2023. We are evaluating the number of retail store and distribution facility closures and/or consolidations, as well as the timing of any such closures and/or consolidations, however we generally expect that closures will approximate the store’s lease termination date. We closed 70 retail stores and two distribution facilities under the Maximize B2B Restructuring Plan in 2020. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $143 million, comprised of:

(a)	severance and related employee costs of approximately $55 million;
(b)	facility closure costs of approximately $51 million, which are mainly related to retail stores; and
(c)	other costs, including contract termination costs, to facilitate the execution of the Maximize B2B Restructuring Plan of approximately $37 million.

These total estimated restructuring costs of up to $143 million above are expected to be cash expenditures through 2023 and funded primarily with cash on hand and cash from operations. As part of the optimization of our Retail footprint, potential closure prior to lease terms were considered. However, it is generally expected that closures would approximate their lease termination dates. Changes in future economic conditions and events may influence the decisions made which would not be a part of this plan. If stores are determined to be closed before the end of their lease term and the fair values of their assets are not sufficient to cover their carrying amounts, we may also incur non-cash asset impairment charges related to the operating lease ROU assets and fixed assets at these locations. The timing and amount of these future impairments will be dependent upon the decisions that will be made and whether the closures or disposals occur prior to the lease maturity dates or useful lives of the assets involved. Impairment charges on these assets, if any, will be reflected on the Asset impairments line item of our Consolidated Statements of Operations.

In 2020, we incurred $81 million in restructuring expenses associated with the Maximize B2B Restructuring Plan which consisted of $45 million in employee severance, $7 million in third-party professional fees, $5 million in contract termination costs, and $24 million of retail store and facility closure and other costs that were mainly related to facility closure accruals, gains and losses on asset dispositions, and accelerated depreciation. Of these amounts, $28 million were cash expenditures in 2020.

Business Acceleration Program

In May 2019, our Board of Directors approved the Business Acceleration Program, a company-wide, multi-year, cost reduction and business improvement program to systematically drive down costs, improve operational efficiencies, and enable future growth investments. In connection with the Business Acceleration Program, we closed 82 underperforming retail stores and one other facility in 2020, and seven other facilities, consisting of distribution centers and sales offices, were closed in 2019. We incurred $101 million in restructuring expenses to implement the Business Acceleration Program since its inception in 2019 through the end of 2020, of which $98 million were cash expenditures funded primarily with cash on hand and cash from operations. The Business Acceleration Program was completed by the end of 2020.

In 2020, we incurred $19 million in restructuring expenses associated with the Business Acceleration Program which consisted of $11 million in third-party professional fees and $8 million of retail store and facility closure costs and other. We made cash expenditures of $29 million for the Business Acceleration Program in 2020.

Other

Included in restructuring expenses in 2019 and 2018 are $8 million and $5 million, respectively, of costs incurred in connection with our Comprehensive Business Review, a program announced in 2016 and concluded at the end of 2019. Under the Comprehensive Business review, we closed a total of 208 retail stores, and the costs incurred included severance, facility closure costs, contract termination, accelerated depreciation, relocation and disposal gains and losses, as well as other costs associated with retail store closures.

Additionally, restructuring expenses in 2020 included $3 million in third-party professional fees incurred in connection with the Reorganization, and restructuring expenses in 2018 included professional fees of $11 million associated with planning our multi-year strategic transformation.

Refer to Note 3. “Merger and Restructuring Activity” in Notes to Consolidated Financial Statements for an extensive analysis of these Corporate charges.

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

Unallocated expenses were $105 million, $100 million, and $93 million in 2020, 2019, and 2018, respectively. The increase in 2020 compared to 2019 is primarily due to higher legal fees and contract termination costs, partially offset by savings associated with our Business Acceleration Program initiatives. The increase in 2019 compared to 2018 is primarily resulted from higher incentive expenses associated with our overall performance in 2019, partially offset by savings associated with our Business Acceleration Program initiatives.

Other Income and Expense

(In millions)	2020	2019	2018
Interest income	$4	$23	$25
Interest expense	(42)	(89)	(121)
Loss on extinguishment and modification of debt	(12)	—	(15)
Other income, net	7	21	15

Interest income includes $2 million in 2020, $19 million in 2019 and $19 million in 2018, related to the Timber notes receivable, including amortization of the fair value adjustment recorded in purchase accounting. Interest expense includes non-recourse debt interest, including amortization of the fair value adjustment recorded in purchase accounting, amounting to $14 million in 2019 and $18 million in 2018. Refer to Note 10. “Timber Notes/Non-Recourse Debt” and Note 11. “Debt” in Notes to Consolidated Financial Statements for additional information.

In the fourth quarter of 2017, we entered into a $750 million Term Loan Credit Agreement (as defined in Note 11. “Debt” in Notes to Consolidated Financial Statements), due 2022. Borrowings under the Term Loan Credit Agreement were issued with an original issue discount, at an issue price of 97.00%, and incurred interest at a rate per annum equal to LIBOR plus 7.00%. In the fourth quarter of 2018, we entered into the First Amendment (as defined in Note 11. “Debt” in Notes Consolidated Financial Statements) to reduce the interest rate from LIBOR plus 7.00% to LIBOR plus 5.25%. In connection with the applicable interest rate reduction, we also made a voluntary repayment under the Term Loan Credit Agreement in the amount of $194 million. As a result, we recognized a $15 million loss on modification of debt in 2018, which consists of a 1% prepayment premium and the write-off of unamortized deferred financing costs and original issue discount in an amount proportional to the term loan repaid. We recorded $10 million, $40 million and $70 million of interest expense in 2020, 2019 and 2018, respectively, related to the Term Loan Credit Agreement. In April 2020, we repaid the remaining balance under the Term Loan Credit Agreement in full and terminated it. We recognized $12 million of loss from the extinguishment and modification of debt related to this transaction in 2020, which primarily included the write-off of the remaining unamortized original issue discount and debt issuance costs of the Term Loan Credit Agreement.

In April 2020, we entered into the Third Amended Credit Agreement which provided for an aggregate principal amount of up to $1.3 billion asset-based revolving credit facility and asset-based FILO Term Loan Facility (as defined in Note 11. “Debt” in Notes to Consolidated Financial Statements), maturing in April 2025. We recorded $6 million of interest expense in 2020 related to the Third Amended Credit Agreement. Refer to Note 11. “Debt” in Notes to Consolidated Financial Statements for additional information.

Income Taxes

(In millions)	2020	2019	2018
Income tax expense	$24	$47	$59
Effective income tax rate*	(8)%	32%	37%

*	Income taxes as a percentage of income from continuing operations before income taxes.

Our effective tax rate of (8)% in 2020 differs from the statutory rate of 21% primarily due to the impact of goodwill impairment, state taxes, excess tax deficiencies associated with stock-based compensation awards and certain nondeductible items, adjustments to certain tax benefits and the mix of income and losses across U.S. and non-U.S. jurisdictions. Our effective tax rate of 32% in 2019 differs from the statutory rate of 21% primarily due to the impact of state taxes and certain nondeductible items, the recognition of valuation allowances, and our mix of income and losses across U.S. and non-U.S. jurisdictions. Our effective tax rate of 37% in 2018 reflected the same Federal marginal tax rate of 21% and the impact of our mix of income and losses across US and non-US jurisdictions. In addition, the 2018 rate was impacted by several discrete items including the impact of a potentially nondeductible legal settlement, the impact of excess tax deficiencies associated with stock-based compensation awards, state taxes, and certain other nondeductible items. As a result, our effective tax rates were (8)% in 2020, 32% in 2019 and 37% in 2018.

As a result of the Tax Cuts and Jobs Act, the Alternative Minimum Tax (AMT) for corporations was repealed. In addition, any unused AMT Credits that remain unused for tax years after 2017 can be refunded. For the 2020 tax year, we received a cash refund of $44 million of our credits in the third quarter. For 2019, we received a $44 million refund in the fourth quarter of 2019. We have no remaining AMT credits available for refund or to offset taxes as of 2020. These amounts are reflected as a reduction of deferred tax assets.

We recognized a large deferred tax liability related to the maturity of the Timber Note Receivable. The entire deferred gain was recognized resulting in significant taxable income in the first quarter of 2020. It was largely offset by available capital loss carryforwards, both Federal and state, state net operating losses, and any remaining Federal credits and carryforwards.

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

It is anticipated that no material tax positions will be resolved within the next 12 months. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

We file a U.S. Federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal and state and local income tax examinations for years before 2019 and 2015, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. Federal income tax examination and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years prior to 2015. Our U.S. Federal income tax returns for 2019 are currently under review. Generally, we are subject to routine examination for years 2015 and forward in our international tax jurisdictions.

Refer to Note 6. “Income Taxes” in Notes to Consolidated Financial Statements for additional tax discussion.

Discontinued Operations

Refer to Note 18. “Discontinued Operations” in Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At December 26, 2020, we had $729 million in cash and cash equivalents, an increase of $31 million from December 28, 2019. In addition, at the end of fiscal 2020 we had $934 million of available credit under the Third Amended Credit Agreement (as defined in Note 11. “Debt” in Notes to Consolidated Financial Statements) based on the December 2020 borrowing base certificate, for a total liquidity of approximately $1.7 billion, increased from $1.6 billion at the end of fiscal 2019. Despite the weaker global economic conditions and the uncertainties related to the impacts of the COVID-19 pandemic, we currently believe that as a result of our strong financial position, including our cash and cash equivalents on hand, availability of funds under the Third Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, and future acquisitions consistent with our strategic growth initiatives for at least twelve months from the date of this Annual Report.

Financing

As disclosed in Note 11. “Debt” in Notes to Consolidated Financial Statements, on April 17, 2020, we entered into the Third Amended and Restated Credit Agreement, which provides for a $1.2 billion asset-based revolving credit facility and a $100 million asset-based FILO Term Loan Facility, for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature in April 2025. The Third Amended and Restated Credit Agreement replaces our then existing amended and restated credit agreement that was due to mature in May 2021. Upon the closing of the transaction, we made an initial borrowing in the amount of $400 million under the New Facilities. These proceeds, along with available cash on hand, were used to repay in full the remaining $388 million balance under the Term Loan Credit Agreement and terminate it and to repay approximately $66 million of other debt and related interest. We recognized $12 million of loss from the extinguishment and modification of debt related to this transaction in the second quarter of 2020, which primarily included the write-off of the remaining unamortized original issue discount and debt issuance costs of the Term Loan Credit Agreement as of the closing date of the transaction. During the third quarter of 2020, we repaid $300 million of revolving loans outstanding under the Third Amended Credit Agreement.

There were no revolving loans outstanding, $100 million of outstanding FILO Term Loan Facility loans, and $55 million of outstanding standby letters of credit under the Third Amended Credit Agreement at the end of 2020, and we were in compliance with all applicable covenants as of December 26, 2020.

As disclosed in Note 10. “Timber Notes/Non-Recourse Debt” in Notes to Consolidated Financial Statements, during the third quarter of 2019, through a bankruptcy remote indirect subsidiary, we entered into a term loan agreement which provided for us to receive a $735 million loan on October 31, 2019 (the “Bridge Loan”) that was used to refinance our Securitization Notes. We received a net cash payment of $87.7 million upon maturity of the Installment Notes and the Bridge Loan on January 29, 2020, which were net settled as they were with the same third-party financial institution. This amount includes principal of $82.5 million and interest of $5.2 million.

Tax refund

As noted in the “Income Taxes” section above, we received a refund of unutilized AMT credits of $44 million in 2020.

Strategic Transformation

In addition to the acquisitions disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets in connection with our strategic transformation. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness (Refer to Note 2. “Acquisitions” in Notes to Consolidated Financial Statements for additional information).

Capital Expenditures

In 2021, we expect to incur capital expenditures of up to approximately $120 million, including investments to support our business priorities. These expenditures will be funded through available cash on hand and operating cash flows.

Capital Return Programs – Share Repurchases and Dividends

In November 2018, our Board of Directors approved a stock repurchase program of up to $100 million of our common stock effective January 1, 2019, which extended until the end of 2020. In November 2019, the Board of Directors approved an increase in the authorization of the existing stock repurchase program of up to $200 million and extended the program through the end of 2021. The current authorization includes the remaining authorized amount under the existing stock repurchase program and may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances. Our Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses. As a result of the continued economic uncertainty due to COVID-19, our Board of Directors temporarily suspended the stock repurchase program in May 2020, however, the stock repurchase authorization remained effective. In November 2020, our Board of Directors approved the resumption of the stock repurchase program beginning in the fourth quarter of 2020, which will run through the end of 2021. Under the stock repurchase program, we purchased approximately 1 million shares at the cost of $30 million in 2020.

In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, in May 2020, our Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of fiscal 2020. There was no quarterly cash dividend declared and paid in the second, third, or fourth quarters of fiscal 2020, and our quarterly cash dividend remains temporarily suspended. Prior to its temporary suspension, dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

We will continue to evaluate our capital return programs as appropriate. Decisions regarding future share buybacks and dividends are within the discretion of our Board of Directors, and depend on a number of factors, including, general business and economic conditions, which includes the impact of COVID-19 on such conditions, and other factors which are discussed in this discussion and analysis and “Risk Factors” within Other Key Information in this Annual Report.

CASH FLOWS

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

(In millions)	2020	2019	2018
Operating activities of continuing operations	$485	$366	$616
Investing activities of continuing operations	736	(119)	(249)
Financing activities of continuing operations	(1,193)	(212)	(414)

Operating Activities from Continuing Operations

Cash provided by operating activities was $485 million in 2020, compared to $366 million in 2019. This increase in cash flows from operating activities was primarily driven by $208 million more cash inflows from working capital and $9 million less cash outflows for contingent consideration payment, partially offset by $91 million less usage of deferred tax assets against current obligations. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. In 2020, the primary driver for working capital improvements was the reduction in our receivables as a result of improved collections and lower sales on credit, and a decrease in our inventories. After adjusting for non-cash charges, net income in 2020 was consistent with the corresponding period in 2019.

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

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements.

Investing Activities from Continuing Operations

Cash provided by investing activities was $736 million in 2020, which was primarily driven by the cash proceeds from the collection of the Timber notes receivable of $818 million, and partially offset by $30 million in business acquisitions, net of cash acquired, and $68 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities.

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

Financing Activities from Continuing Operations

Cash used in financing activities of continuing operations was $1.2 billion in 2020. The cash outflow in 2020 primarily consisted of activity related to our debt, which included $735 million Non-recourse debt retirement, $388 million Term Loan Credit Agreement retirement, repayment of $64 million of borrowings associated with our company-owned life insurance policies, $300 million of payments under our Third Amended Credit Agreement, $41 million of payments on other short- and long-term borrowings, $9 million revenue bond maturity, and $6 million of debt related fees, offset by $400 million of debt proceeds under the Third Amended Credit Agreement. We also used $13 million in payment of cash dividends, $30 million in repurchases of common stock, including commissions, and $1 million acquisition contingent consideration payment up to the amount of the acquisition-date liability in 2020.

Cash used in financing activities of continuing operations was $212 million in 2019, primarily driven by $98 million net repayments on long- and short-term borrowings, $55 million in cash dividends, $40 million in repurchases of common stock, including commissions, and a $12 million acquisition contingent consideration payment up to the amount of the acquisition-date liability.

Discontinued Operations

Cash provided by operating and investing activities of discontinued operations is summarized as follows:

(In millions)	2018
Operating activities of discontinued operations	$11
Investing activities of discontinued operations	66

Cash flows from operating activities of discontinued operations reflect cash movements between continuing operating and discontinued operating entities up until the sale of the individual businesses included in the disposal group. All intercompany transactions between discontinued and continuing operating entities are eliminated in consolidation. As disclosed in Note 18. “Discontinued Operations” in Notes to Consolidated Financial Statements, all discontinued operations were sold in 2018. Accordingly, there were no cash activities of discontinued operations in 2020 and 2019.

Cash flows provided by investing activities of discontinued operations in 2018 reflect the sale of our former businesses in Australia and New Zealand, net of $6 million paid for professional fees and other closing costs.

Off-Balance Sheet Arrangements

As of December 26, 2020, we had retail stores and other facilities and equipment under operating lease agreements, which are included in the table within the Contractual Obligations section below. Most of these are no longer off-balance sheet arrangements with the adoption of the new lease accounting standard in 2019. Refer to Note 1. “Summary of Significant Accounting Policies” and Note 12. “Leases” in Notes to Consolidated Financial Statements for additional information about the new lease accounting standard. In addition, Note 17. “Commitments and Contingencies” in Notes to Consolidated Financial Statements describes certain of our arrangements that contain indemnifications.

Contractual Obligations

The following table summarizes our contractual cash obligations at December 26, 2020, and the effect such obligations are expected to have on liquidity and cash flow in future periods. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
(In millions)	Total	2021	2022- 2023	2024- 2025	Thereafter
Contractual Obligations
Recourse debt:
Long-term debt obligations (1)	$384	$20	$137	$122	$105
Finance lease obligations (2)	88	25	36	17	10
Operating lease obligations (2)	1,577	420	612	312	233
Purchase obligations (3)	165	95	58	12	—
Total contractual cash obligations	$2,214	$560	$843	$463	$348

(1)

Long-term debt obligations consist primarily of expected payments (principal and interest) on our $100 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement and $176 million of revenue bonds at various interest rates.

(2)

Finance and operating lease payments include $10 million and $91 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised. Refer to Note 12. “Leases” in Notes to Consolidated Financial Statements for additional information about our operating and finance lease obligations.

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

If we can unilaterally terminate an agreement simply by providing a certain number of days’ notice or by paying a termination fee, we have included the amount of the termination fee or the amount that would be paid over the “notice period.” As of December 26, 2020, purchase obligations include marketing services, outsourced accounting services, certain fixed assets and software licenses, service and maintenance contracts for information technology and communication. Contracts that can be unilaterally terminated without a penalty have not been included.

Our Consolidated Balance Sheet as of December 26, 2020 includes $197 million classified as Deferred income taxes and other long-term liabilities. Deferred income taxes and other long-term liabilities primarily consist of net long-term deferred income taxes, deferred lease credits, long-term restructuring accruals, certain liabilities under our deferred compensation plans, accruals for uncertain tax positions, and environmental accruals. Certain of these liabilities have been excluded from the above table as either the amounts are fully funded or the timing and/or the amount of any cash payment is uncertain. Refer to Note 3. “Merger and Restructuring Activity” in Notes to Consolidated Financial Statements for a discussion of our restructuring accruals and Note 6. “Income Taxes” in Notes to Consolidated Financial Statements for additional information regarding our deferred tax positions and accruals for uncertain tax positions.

Our Consolidated Balance Sheet as of December 26, 2020 also includes $44 million of current and non-current pension and postretirement obligations, which is also excluded from the table above, as the timing of the cash payments is uncertain. Our estimate is that payments in future years will total $35 million. This estimate represents the minimum contributions required per Internal Revenue Service funding rules and our estimated future payments under pension and postretirement plans. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, healthcare cost trends, benefit payment patterns and other factors. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. Refer to Note 15. “Employee Benefit Plans” in Notes to Consolidated Financial Statements for additional information.

In addition to the above, we have outstanding standby letters of credit totaling $55 million at December 26, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies and estimates have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies can be found in Note 1. “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements. We have also identified certain accounting policies and estimates that we consider critical to understanding our business and our results of operations and we have provided below additional information on those policies.

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

Important assumptions used in these projections include an assessment of future overall economic conditions, our ability to control future costs, maintain aspects of positive performance, and successfully implement initiatives designed to enhance sales and gross margins. Our assumptions in 2020 also included the impact of the COVID-19 pandemic on store asset recoverability. Due to the nature of products sold, our retail stores were considered to be essential by most local jurisdictions and as a result, the substantial majority of our retail stores have remained open and operational with the appropriate safety measures in place since the beginning of the COVID-19 outbreak, including a curbside pickup option. Since late in the first quarter of 2020, we have temporarily reduced retail location hours by two hours daily, which continues to be in effect at the majority of our retail locations. Our recoverability assessment in 2020 included evaluating the impact of these developments. To the extent our estimates of future performance are not realized, future assessments could result in material impairment charges.

Goodwill and other intangible assets — Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired and liabilities assumed in a business combination. We review the carrying amount of goodwill at the reporting unit level on an annual basis as of the first day of fiscal month December, or more frequently, if events or changes in circumstances suggest that goodwill may not be recoverable. For those reporting units where events or change in circumstances indicate that potential impairment indicators exist, we perform a quantitative assessment to determine whether the carrying amount of goodwill can be recovered. A significant amount of judgment is involved in determining if an indicator of impairment has occurred.

When performing the annual goodwill impairment test, we may start with an optional qualitative assessment which involves the evaluation of all events and circumstances, including both positive and negative events, in their totality, to determine whether it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we evaluate goodwill for impairment by comparing the fair value of a reporting unit to its carrying value, including the associated goodwill. We estimate the reporting unit’s fair value using discounted cash flow analysis and market-based evaluations, when available. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. We typically use a combination of valuation approaches that are dependent on several significant estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital for each reporting unit. These estimates and assumptions included consideration related to the impact of COVID-19 on our reporting units. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial statements. Refer to Note 9. “Goodwill and Other Intangible Assets” in Notes to Consolidated Financial Statements for additional information.

Other intangible assets primarily include customer relationship values, trade names and technology, which primarily related to the CompuCom acquisition and OfficeMax merger. The original valuation of our customer relationship values assumed continuation of attrition rates previously experienced with these businesses and synergy benefits from the transactions. If we experience an unanticipated decline in sales or profitability associated with these customers, the remaining useful life will be reassessed and could result in either acceleration of amortization or impairment.

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

SIGNIFICANT TRENDS, DEVELOPMENTS AND UNCERTAINTIES

Competitive Factors — We continue to see development and growth of competitors in all segments of our business. In particular, Internet-based companies, mass merchandisers and wholesale clubs, as well as food and drugstore chains, have increased their assortment of home office merchandise, attracting additional back-to-school customers and year-round casual shoppers. We have seen substantial growth in the number of competitors that offer office products over the Internet, as well as the breadth and depth of their product offerings. As a result of the COVID-19 pandemic, we have seen a substantial increase in Internet-based purchasing by customers as they continue to make their purchases online and utilize curbside pickup or offered delivery services instead of going into stores. In addition to large numbers of smaller Internet providers featuring special price incentives and one-time deals (such as close-outs), we are experiencing strong competitive pressures from large Internet providers such as Amazon and Walmart that offer a full assortment of office products through direct sales and, in the case of Amazon, acting as a “storefront” for other specialty office product providers.

Wholesale clubs have expanded beyond their in-store assortment by adding catalogs and websites from which a much broader assortment of products may be ordered. We also face competition from other office supply stores that compete directly with us in numerous markets. This competition is likely to result in increased competitive pressures on pricing, product selection and services provided by our Business Solutions and Retail Divisions. Many of these retail competitors, including discounters, wholesale clubs, and drug stores and grocery chains, carry basic office supply products. Some of them also feature technology products. Many of them may price certain of these offerings lower than we do, but they have not shown an indication of greatly expanding their somewhat limited product offerings at this time. This trend towards a proliferation of retailers offering a limited assortment of office products is a potentially serious trend that could shift purchasing away from office supply specialty retailers and adversely impact our results. Another trend in our office products industry has been consolidation, as competitors in office supply stores and the copy/print channel have been acquired and consolidated into larger, well-capitalized corporations. This trend towards consolidation, coupled with acquisitions by financially strong organizations, is potentially a significant trend in our office products industry that could impact our results. Additionally, consumers are utilizing more technology and purchasing less paper, ink and toner, physical file storage and general office supplies. Lower demand for printing paper is causing a decline in manufacturing and ensuing industry supply of paper products. This in turn is leading to a meaningful increase in paper cost, which we are not always able to pass along to our customers commensurably.

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

Liquidity Factors — We rely on our cash flow from operating activities, available cash and cash equivalents, and access to broad financial markets to provide the liquidity we need to operate our business and fund integration and restructuring activities. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through capital improvements and acquisitions. While we have in place a $1.3 billion asset-based credit facility to provide liquidity, the economic factors affecting our business may limit our ability to access this credit facility in full or cause future refinancing terms to be less favorable than the terms of our current indebtedness.

MARKET SENSITIVE RISKS AND POSITIONS

We have adopted an enterprise risk management process patterned after the principles set out by the Committee of Sponsoring Organizations (COSO). We utilize a common view of exposure identification and risk management. A process is in place for periodic risk reviews and identification of appropriate mitigation strategies.

We have market risk exposure related to interest rates, foreign currency exchange rates, and commodities. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year. Interest rate changes on obligations may result from external market factors. We manage our exposure to market risks at the corporate level. The portfolio of interest-sensitive assets and liabilities is monitored to provide liquidity necessary to satisfy anticipated short-term needs. Our risk management policies allow the use of specified financial instruments for hedging purposes only; speculation on interest rates, foreign currency rates, or commodities is not permitted.

Interest Rate Risk

We are exposed to the impact of interest rate changes on cash, cash equivalents, debt obligations, and defined benefit pension and other postretirement plans.

The impact on cash and cash equivalents held at December 26, 2020, from a hypothetical 50-basis-point change in interest rates, would be an increase or decrease in interest income of approximately $4 million or $1 million, respectively. The impact on our New Facilities loans at December 26, 2020, from a hypothetical 50-basis-point change in interest rates, would be an increase in interest expense of less than $1 million.

The following table provides information about our debt portfolio outstanding as of December 26, 2020, that is sensitive to changes in interest rates. The following table does not include our obligations for pension plans and other postretirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. Refer to Note 15. “Employee Benefit Plans” in Notes to Consolidated Financial Statements for additional information about our pension plans and other postretirement benefits obligations.

	2020			2019
(In millions)	Carrying Amount	Fair Value	Risk Sensitivity	Carrying Amount	Fair Value	Risk Sensitivity
Financial assets:
Timber notes receivable	$—	$—	$—	$819	$819	$—
Financial liabilities:
Recourse debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	$100	$100	$1	$—	$—	$—
Term Loan, due 2022	$—	$—	$—	$393	$409	$2
Revenue bonds, due in varying amounts periodically through 2029	$176	$177	$3	$186	$186	$4
American & Foreign Power Company, Inc. 5% debentures, due 2030	$15	$14	$1	$15	$14	$1
Non-recourse debt — Timber notes	$—	$—	$—	$735	$735	$1

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50-basis-point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50-basis-point change in interest rates prevailing at year-end.

Foreign Exchange Rate Risk

We conduct business through our entities in Canada, Mexico, India, Costa Rica and China, where their functional currency is not the U.S. dollar. We continue to assess our exposure to foreign currency fluctuations against the U.S. dollar. As of December 26, 2020, a

10% change in the applicable foreign exchange rates would have resulted in an increase or decrease in our pretax earnings of approximately $7 million.

Commodities Risk

We operate a large network of stores and delivery centers. As such, we purchase fuel needed to transport products to our retail stores and customers as well as pay shipping costs to import products from overseas. We are exposed to potential changes in the underlying commodity costs associated with this transport activity.

We enter into economic hedge transactions for a portion of our anticipated fuel consumption. These arrangements are marked to market at each reporting period. Some of these arrangements may not be designated as hedges for accounting purposes and changes in value are recognized in current earnings through the Cost of goods sold and occupancy costs line in the Consolidated Statements of Operations. Those that are designated as hedges for accounting purposes are also marked to market at each reporting period, with the change in value deferred in accumulated other comprehensive income until the related fuel is consumed. Currently, these economic hedging transactions are not considered material. As of December 26, 2020, excluding the impact of any hedge transaction, a 10% change in domestic commodity costs would have resulted in an increase or decrease in our operating profit of approximately $4 million.

INFLATION AND SEASONALITY

Although we cannot determine the precise effects of inflation on our business, we do not believe inflation has had a material impact on our sales or the results of our operations. Our business experiences a certain level of seasonality, with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter for our Business Solutions and Retail Divisions. Our CompuCom Division generally does not experience notable seasonality. Certain working capital components may build and recede during the year reflecting established selling cycles. Business cycles can and have impacted our operations and financial position when compared to other periods. During 2020, the timing and duration of our back-to-business and back-to-school sales cycles were impacted by the COVID-19 pandemic. Refer to “Recent Developments” in MD&A for additional information.

NEW ACCOUNTING STANDARDS

For a description of new applicable accounting standards, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to information in the “Market Sensitive Risks and Positions” in MD&A of this Annual Report.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that, as of December 26, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for ODP as defined in under Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 26, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 26, 2020.

Our internal control over financial reporting as of December 26, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The ODP Corporation

Boca Raton, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The ODP Corporation and subsidiaries (the “Company”) as of December 26, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended December 26, 2020, of the Company and our report dated February 24, 2021 expressed an unqualified opinion on those financial statements.

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

February 24, 2021

REFERENCE TO THE PROXY STATEMENT

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers is set forth under the caption “Information About Our Executive Officers” within Who Manages Our Business of this Annual Report.

Information required by this item with respect to our directors and the nomination process will be contained under the headings “Election of Directors” and “Corporate Governance,” respectively, in the proxy statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) within 120 days after the end of our fiscal year, which information is incorporated by reference in this Annual Report.

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

The information required by this item with respect to compensation committee interlocks and insider participation will be contained in the Proxy Statement under the heading “Compensation & Talent Committee Interlocks and Insider Participation” and is incorporated by reference in this Annual Report.

The compensation committee report required by this item will be contained in the Proxy Statement under the heading “Compensation & Talent Committee Report” and is incorporated by reference in this Annual Report.

The information required by this item with respect to compensation policies and practices as they relate to the Company’s risk management will be contained in the Proxy Statement under the heading “Corporate Governance” under the subheadings “Board Oversight of Risk,” “Role of the Board Committees in Risk Oversight,” and “Compensation Programs Risk Assessment” and are incorporated by reference in this Annual Report.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item with respect to securities authorized for issuance under the Company’s equity compensation plans will be contained in the Proxy Statement under the heading “Equity Compensation Plan Information” and is incorporated herein by reference in this Annual Report.

Information required by this item with respect to security ownership of certain beneficial owners and management will be contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference in this Annual Report.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item with respect to such contractual relationships and director independence will be contained in the Proxy Statement under the heading “Corporate Governance” under subheading “Certain Relationships and Related Person Transactions Policy” and under the heading “Election of Directors” under subheading “Director Independence and Independence Determinations” and is incorporated by reference in this Annual Report.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accounting fees and services and pre-approval policies will be contained in the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” under subheadings “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures,” respectively, and is incorporated by reference in this Annual Report.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DETAILS

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report:

1.	The financial statements listed in Index to Financial Statements.
2.

All other financial statements are omitted because the required information is not applicable, or because the information is included in the Company’s Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	Exhibits.

INDEX TO EXHIBITS FOR THE ODP CORPORATION 10-K

Exhibit Number	Exhibit

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

4.1	Specimen Common Stock Certificate of The ODP Corporation (Incorporated by reference from Exhibit 4.2 of The ODP Corporation’s Current Report on Form 8-K, filed with the SEC on July 1, 2020).

4.2	Description of The ODP Corporation’s Securities.

4.3

Amended and Restated Rights Agreement, dated June 30, 2020, among The ODP Corporation, Computershare Inc., as Rights Agent, and solely with respect to Section 37 thereof, Office Depot, LLC (Incorporated by reference from Exhibit 4.1 of The ODP Corporation’s Form 8-K12B, filed with the SEC on July 1, 2020).

10.1

Office Depot, Inc. 2019 Long-Term Incentive Plan (Incorporated by reference from Annex 1 to the Proxy Statement for Office Depot, Inc.’s 2019 Annual Meeting of Shareholders, filed with the SEC on March 20, 2019).*

10.2	Office Depot, Inc. 2017 Long-Term Incentive Plan (Incorporated by reference from Exhibit 99.1 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on July 20, 2017).*

10.3	Office Depot, Inc. 2015 Long-Term Incentive Plan (Incorporated by reference from Exhibit 99.1 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).*

10.4	Office Depot, Inc. Corporate Annual Bonus Plan (Incorporated by reference from Exhibit 10.4 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 22, 2015).*

10.5

Form of Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Exhibit 10.1 of Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 26, 2011).**

10.6

First Amendment, dated February 24, 2012, to the Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Exhibit 10.41 of Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).

10.7

Form of Second Amendment, dated as of March 4, 2013, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Exhibit 10.1 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 6, 2013).

Exhibit Number	Exhibit

10.8

Form of Third Amendment, dated as of November 1, 2013, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012 and the Second Amendment to the Amended and Restated Credit Agreement, dated as of March 4, 2013, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Exhibit 10.57 of Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014).

10.9

Form of Fourth Amendment, dated as of May 1, 2015, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012, the Second Amendment to the Amended and Restated Credit Agreement, dated as of March 4, 2013 and the Third Amendment to the Amended and Restated Credit Agreement, dated as of November 1, 2013, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Exhibit 10.1 of Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2015).

10.10

Form of Second Amended and Restated Credit Agreement, dated as of May 13, 2016, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Exhibit 10.2 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 17, 2016).

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

10.12

Form of Third Amended and Restated Credit Agreement, dated as of April 17, 2020, among Office Depot, Inc., Grand & Toy Limited/Grand & Toy Limiteé, CompuCom Canada Co., as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders referred to therein (Incorporated by reference from Exhibit 10.1 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 20, 2020).

10.13	Form of Restricted Stock Award Agreement (Incorporated by reference from Exhibit 99.2 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).*

10.14	Form of Restricted Stock Agreement (Directors) (Incorporated by reference from Exhibit 99.2 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on July 20, 2017)*

10.15	Form of Restricted Stock Unit Agreement (Directors) (Incorporated by reference from Exhibit 99.3 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on July 20, 2017).*

10.16	Form of Restricted Stock Unit Agreement (Executives) (Incorporated by reference from Exhibit 99.4 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on July 20, 2017).*

10.17

Form of AOI Performance Share Award Agreement (Executives) (Incorporated by reference from Exhibit 99.5 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on July 20, 2017).*

10.18

Form of TSR Performance Share Award Agreement (Executives) (Incorporated by reference from Exhibit 99.6 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on July 20, 2017).*

10.19

Employment Agreement between Office Depot, Inc. and Gerry P. Smith (Incorporated by reference from Exhibit 10.1 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on January 30, 2017).*

10.20

2017 Non-Qualified Stock Option Award Agreement between Office Depot, Inc. and Gerry P. Smith (Incorporated by reference from Exhibit 10.2 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on January 30, 2017).*

10.21

2017 Restricted Stock Unit Award Agreement between Office Depot, Inc. and Gerry P. Smith (Incorporated by reference from Exhibit 10.3 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on January 30, 2017).*

Exhibit Number	Exhibit

10.22	Form of Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 99.3 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).*

10.23

The Office Depot, Inc. Executive Change in Control Severance Plan effective August 1, 2014 (Incorporated by reference from Exhibit 10.1 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2014).*

10.24	Form of Office Depot, Inc. Indemnification Agreement (Incorporated by reference from Exhibit 10.63 of Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2018).*

10.25	Form of Restricted Stock Agreement (Directors) (Incorporated by reference from Exhibit 10.2 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 8, 2019).*

10.26	Form of Restricted Stock Unit Agreement (Directors) (Incorporated by reference from Exhibit 10.3 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 8, 2019).*

10.27	Form of Restricted Stock Unit Agreement (Executives) (Incorporated by reference from Exhibit 10.4 of Office Depot, Inc.’s Quarterly Report on Form 8-K, filed with the SEC on May 8, 2019).*

10.28	Form of FCF Performance Share Award Agreement (Executives) (Incorporated by reference from Exhibit 10.5 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 8, 2019).*

10.29	Form of TSR Performance Share Award Agreement (Executives) (Incorporated by reference from Exhibit 10.6 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 8, 2019).*

10.30	Letter Agreement between Office Depot, Inc. and Mick Slattery (Incorporated by reference from Exhibit 10.1 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 25, 2019).*

10.31

Letter Agreement, dated May 14, 2020, between Office Depot, Inc. and D. Anthony Scaglione (Incorporated by reference from Exhibit 10.1 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 18, 2020).*

10.32

Amendment to Employment Agreement, dated July 1, 2020, by and between The ODP Corporation, Office Depot, LLC and Gerry P. Smith (Incorporated by reference from Exhibit 10.2 of The ODP Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2020).*

10.33

Assignment and Assumption Agreement, as of June 30, 2020, by and between The ODP Corporation and Office Depot, LLC (Incorporated by reference from Exhibit 10.1 of The ODP Corporation’s Form 8-K12B, filed with the SEC on July 1, 2020).

21	List of The ODP Corporation’s Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**

Denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of February 2021.

THE ODP CORPORATION

By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 24, 2021.

Signature	Capacity

/s/ GERRY P. SMITH Gerry P. Smith	Chief Executive Officer (Principal Executive Officer), Director

/s/ D. ANTHONY SCAGLIONE D. Anthony Scaglione	Executive Vice President and Chief Financial Officer (Principal Financial Officer

/s/ RICHARD A. HAAS Richard A. Haas	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ JOSEPH S. VASSALLUZZO	Chairman, Board of Directors
Joseph S. Vassalluzzo

/s/ QUINCY L. ALLEN	Director
Quincy L. Allen

/s/ KRISTIN A. CAMPBELL	Director
Kristin A. Campbell

/s/ MARCUS B. DUNLOP	Director
Marcus B. Dunlop

/s/ CYNTHIA T. JAMISON	Director
Cynthia T. Jamison

/s/ FRANCESCA RUIZ DE LUZURIAGA	Director
Francesca Ruiz de Luzuriaga

/s/ SHASHANK SAMANT	Director
Shashank Samant

/s/ WENDY L. SCHOPPERT Wendy L. Schoppert	Director

/s/ DAVID M. SZYMANSKI	Director
David M. Szymanski

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The ODP Corporation

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The ODP Corporation and subsidiaries (the "Company") as of December 26, 2020 and December 28, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three fiscal years in the period ended December 26, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 26, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

The Company changed its method of accounting for leases in fiscal year 2019 due to the adoption of ASC 842, Leases and changed its method of accounting for revenue in fiscal year 2018 due to the adoption of ASC 606, Revenue from Contracts with Customers.

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

Goodwill — Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The Company’s consolidated goodwill balance was $609 million at December 26, 2020. Goodwill is tested for impairment by management at least annually at the reporting unit level, or more often if an indicator of impairment is present, by comparing allocated carrying value of goodwill to the estimated fair value of the respective reporting unit or through a qualitative assessment to determine whether it is not more likely than not that the fair value of the reporting units are less than their respective carrying amounts. The determination of fair value of the reporting units, or events and conditions affecting fair value in the case of a qualitative analysis, require management to make significant estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital for each reporting unit. An adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the financial statements.

During the second quarter of 2020, the Company determined that, due to the sustained impacts of the COVID-19 pandemic, an indicator of potential impairment existed and performed an interim quantitative goodwill impairment test for its CompuCom and Contract reporting units. The Company used the market and discounted cash flow approaches to determine the fair value of its CompuCom and Contract reporting units and recognized an impairment charge of $237 million for the CompuCom reporting unit and $115 million for the Contract reporting unit.

During the fourth quarter of 2020, the Company performed its annual impairment assessment, which was as of the first day of fiscal month December. The annual impairment assessment was performed using a quantitative assessment for all reporting units. The quantitative assessment combined the income approach and the market approach valuation methodologies and concluded that the fair value of all reporting units exceed their respective carrying amounts. As the carrying value of the goodwill for CompuCom and Contract reporting units were written down to fair value during the second quarter of 2020, their margin of passage during the annual impairment assessment were approximately 12%.

Given the significant judgments made by management to estimate the fair value of the CompuCom and Contract reporting units, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments related to forecasts of future revenues, cost of sales, expenses, and weighted-average cost of capital for the CompuCom and Contract reporting units included the following, among others:

•	We tested the effectiveness of controls relating to management’s goodwill impairment tests, including those over the forecasts and the weighted-average cost of capital.
•

We assessed the reasonableness of the various scenarios considered by management, which included multiple scenarios for the CompuCom and Contract reporting units in which each scenario contained independent assumptions of economic recovery and future cash flow estimates. We then assessed the reasonableness of the weighting applied by management to the various scenarios. Once the scenarios had the weighting applied, we then assessed the reasonableness of the forecast selected to be used in the quantitative test.

•

We evaluated the reasonableness of management’s revenue, cost of sales and expenses forecasts by comparing forecasts to (1) the actual historical results of the CompuCom and Contract reporting units, (2) internal communications amongst management and the Board of Directors, (3) external communications made by management to analysts and investors, (4) evidence obtained throughout the audit, and (5) industry reports discussing the operating forecasts for the office supplies and technology services industries.

•	We evaluated the reasonableness of the determined company-specific risk premium (CSRP) added to the weighted-average cost of capital through assessing the de-risked cash flow assumptions.
•	We developed a range of independent estimates based on the key inputs into the discounted cash flow model and compared those to the assumptions used by management.

•

With the assistance of our fair value specialists, we evaluated the valuation methodology and assumptions used to determine the fair value of the CompuCom and Contract reporting units, such as the weighted average cost of capital, by

o	Testing the underlying source information and mathematical accuracy of the calculations;
o	For the weighted-average cost of capital, comparing the amount used by management to the amounts associated with other office supplies and technology services companies with similar risk profiles; and
o	Evaluating the interaction between the weighted-average cost of capital and the forecasts to understand and sensitize management’s assumptions regarding risk inherent in the forecast.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 24, 2021

We have served as the Company's auditor since 1990.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	2020	2019	2018
Sales:
Products	$8,374	$9,034	$9,322
Services	1,336	1,613	1,693
Total sales	9,710	10,647	11,015
Cost of goods sold and occupancy costs:
Products	6,655	7,088	7,313
Services	923	1,095	1,151
Total cost of goods sold and occupancy costs	7,578	8,183	8,464
Gross profit	2,132	2,464	2,551
Selling, general and administrative expenses	1,832	2,101	2,193
Asset impairments	431	56	7
Merger and restructuring expenses, net	121	116	72
Legal expense accrual	—	—	25
Operating income (loss)	(252)	191	254
Other income (expense):
Interest income	4	23	25
Interest expense	(42)	(89)	(121)
Loss on extinguishment and modification of debt	(12)	—	(15)
Other income, net	7	21	15
Income (loss) from continuing operations before income taxes	(295)	146	158
Income tax expense	24	47	59
Net income (loss) from continuing operations	(319)	99	99
Discontinued operations, net of tax	—	—	5
Net income (loss)	$(319)	$99	$104
Basic earnings (loss) per common share
Continuing operations	$(6.05)	$1.82	$1.80
Discontinued operations	—	—	0.09
Net basic earnings (loss) per common share	$(6.05)	$1.82	$1.89
Diluted earnings (loss) per common share
Continuing operations	$(6.05)	$1.80	$1.77
Discontinued operations	—	—	0.08
Net diluted earnings (loss) per common share	$(6.05)	$1.80	$1.85

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	2020	2019	2018
Net income (loss)	$(319)	$99	$104
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	2	21	(36)
Reclassification of foreign currency translation adjustments realized upon disposal of businesses	—	—	29
Change in deferred pension, net of $7 million, $6 million and $9 million of deferred income taxes in 2020, 2019 and 2018, respectively	32	12	(14)
Total other comprehensive income (loss), net of tax, where applicable	34	33	(21)
Comprehensive income (loss)	$(285)	$132	$83

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	December 26,	December 28,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$729	$698
Receivables, net	631	823
Inventories	930	1,032
Prepaid expenses and other current assets	65	75
Timber notes receivable	—	819
Total current assets	2,355	3,447
Property and equipment, net	576	679
Operating lease right-of-use assets	1,170	1,413
Goodwill	609	944
Other intangible assets, net	357	388
Deferred income taxes	162	183
Other assets	329	257
Total assets	$5,558	$7,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$919	$1,026
Accrued expenses and other current liabilities	1,138	1,219
Income taxes payable	12	8
Short-term borrowings and current maturities of long-term debt	24	106
Non-recourse debt	—	735
Total current liabilities	2,093	3,094
Deferred income taxes and other long-term liabilities	197	176
Pension and postretirement obligations, net	43	85
Long-term debt, net of current maturities	354	575
Operating lease liabilities	991	1,208
Total liabilities	3,678	5,138
Commitments and contingencies
Stockholders’ equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 62,551,255 at December 26, 2020 and 62,042,477 at December 28, 2019; outstanding shares — 52,694,062 at December 26, 2020 and 53,518,232 at December 28, 2019	1	1
Additional paid-in capital	2,675	2,652
Accumulated other comprehensive loss	(32)	(66)
Accumulated deficit	(409)	(89)
Treasury stock, at cost — 9,857,193 shares at December 26, 2020 and 8,524,245 shares at December 28, 2019	(355)	(325)
Total stockholders’ equity	1,880	2,173
Total liabilities and stockholders’ equity	$5,558	$7,311

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	2020	2019	2018
Cash flows from operating activities of continuing operations:
Net income (loss)	$(319)	$99	$104
Income from discontinued operations, net of tax	—	—	5
Net income (loss) from continuing operations	(319)	99	99
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	189	204	192
Amortization of debt discount and issuance costs	3	8	10
Charges for losses on receivables and inventories	36	26	37
Asset impairments	431	56	7
(Gain) loss on disposition of assets, net	5	(23)	(5)
Loss on extinguishment and modification of debt	12	—	15
Compensation expense for share-based payments	41	33	27
Deferred income taxes and deferred tax asset valuation allowances	9	100	40
Contingent consideration payments in excess of acquisition-date liability	(2)	(11)	—
Changes in assets and liabilities:
Decrease in receivables	191	63	43
Decrease (increase) in inventories	84	19	(2)
Net decrease in prepaid expenses, operating lease right-of-use assets, and other assets	317	321	4
Net increase (decrease) in trade accounts payable, accrued expenses, operating lease liabilities, and other current and other long-term liabilities	(513)	(532)	140
Other operating activities	1	3	9
Total adjustments	804	267	517
Net cash provided by operating activities of continuing operations	485	366	616
Cash flows from investing activities of continuing operations:
Capital expenditures	(68)	(150)	(187)
Businesses acquired, net of cash acquired	(30)	(22)	(81)
Proceeds from collection of notes receivable	818	—	—
Proceeds from disposition of assets	3	50	15
Other investing activities	13	3	4
Net cash provided by (used in) investing activities of continuing operations	736	(119)	(249)
Cash flows from financing activities of continuing operations:
Net payments on long and short-term borrowings	(341)	(98)	(97)
Cash used in extinguishment and modification of debt	—	—	(7)
Debt retirement	(1,196)	(735)	(194)
Debt issuance	400	736	—
Cash dividends on common stock	(13)	(55)	(55)
Share purchases for taxes, net of proceeds from employee share-based transactions	(5)	(9)	(3)
Repurchase of common stock for treasury	(30)	(40)	(39)
Contingent consideration payments up to amount of acquisition-date liability	(1)	(12)	—
Acquisition of non-controlling interest	—	—	(18)
Other financing activities	(7)	1	(1)
Net cash used in financing activities of continuing operations	(1,193)	(212)	(414)
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	—	11
Investing activities of discontinued operations	—	—	66
Net cash provided by (used in) discontinued operations	—	—	77
Effect of exchange rate changes on cash and cash equivalents	1	5	(9)
Net increase in cash, cash equivalents and restricted cash	29	40	21
Cash, cash equivalents and restricted cash at beginning of period	700	660	639
Cash, cash equivalents and restricted cash at end of period — continuing operations	$729	$700	$660
Supplemental information on operating, investing, and financing activities
Cash interest paid, net of amounts capitalized and Timber notes/Non-recourse debt	$40	$61	$93
Cash taxes refunded, net	(14)	(43)	(5)
Right-of-use assets obtained in exchange for new finance lease liabilities	29	27	24
Right-of-use assets obtained in exchange for new operating lease liabilities	126	338	—

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 30, 2017	61,035,399	$1	$2,716	$(78)	$(273)	$(246)	$2,120
Net income	—	—	—	—	104	—	104
Other comprehensive income	—	—	—	(21)	—	—	(21)
Exercise and release of incentive stock (including income tax benefits and withholding)	406,491	—	(3)	—	—	—	(3)
Amortization of long-term incentive stock grants	—	—	27	—	—	—	27
Dividends paid on common stock ($1.00 per share)	—	—	(55)	—	—	—	(55)
Repurchase of common stock	—	—	—	—	—	(39)	(39)
Adjustment for adoption of accounting standard	—	—	—	—	(4)	—	(4)
Acquisition escrow shares returned	(24,820)	—	(1)	—	—	—	(1)
Other	—	—	(2)	—	—	—	(2)
Balance at December 29, 2018	61,417,070	1	2,682	(99)	(173)	(285)	2,126
Net income	—	—	—	—	99	—	99
Other comprehensive income	—	—	—	33	—	—	33
Exercise and release of incentive stock (including income tax benefits and withholding)	625,407	—	(8)	—	—	—	(8)
Amortization of long-term incentive stock grants	—	—	33	—	—	—	33
Dividends paid on common stock ($1.00 per share)	—	—	(55)	—	—	—	(55)
Repurchase of common stock	—	—	—	—	—	(40)	(40)
Adjustment for adoption of accounting standard	—	—	—	—	(15)	—	(15)
Balance at December 28, 2019	62,042,477	$1	$2,652	$(66)	$(89)	$(325)	$2,173
Net loss	—	—	—	—	(319)	—	(319)
Other comprehensive income	—	—	—	34	—	—	34
Exercise and release of incentive stock (including income tax benefits and withholding)	508,778	—	(5)	—	—	—	(5)
Amortization of long-term incentive stock grants	—	—	41	—	—	—	41
Dividends paid on common stock ($0.25 per share)	—	—	(13)	—	—	—	(13)
Repurchase of common stock	—	—	—	—	—	(30)	(30)
Adjustment for adoption of accounting standard	—	—	—	—	(1)	—	(1)
Balance at December 26, 2020	62,551,255	$1	$2,675	$(32)	$(409)	$(355)	$1,880

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The ODP Corporation including its consolidated subsidiaries (“ODP” or the “Company”), is a leading provider of business services and supplies, products and digital workspace technology solutions to small, medium-sized and enterprise businesses. The Company operates through its direct and indirect subsidiaries and maintains a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 1,154 retail stores. Through its banner brands Office Depot®, OfficeMax®, CompuCom® and Grand & Toy®, as well as others, the Company offers its customers the tools and resources they need to focus on starting, growing and running their business. The Company’s corporate headquarters is located in Boca Raton, FL, and its primary website is www.officedepot.com.

At December 26, 2020, the Company had three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and the CompuCom Division.

Basis of Presentation: The Consolidated Financial Statements of ODP include the accounts of all wholly owned and financially controlled subsidiaries prior to disposition. The Company owns 88% of a subsidiary that formerly owned assets in Cuba, which were confiscated by the Cuban government in the 1960’s. Due to various asset restrictions, the fair value of this investment is not determinable, and no amounts are included in the Consolidated Financial Statements. Intercompany transactions have been eliminated in consolidation.

In September 2016, the Company’s Board of Directors committed to a plan to sell substantially all of the Company’s International Division operations (the “International Operations”). Accordingly, those operations are presented herein as discontinued operations. The sale of the International Operations was completed as of June 30, 2018 and there were no remaining assets or liabilities of discontinued operations in the Consolidated Balance Sheets. Refer to Note 5 for additional information regarding the Company’s Divisions and operations in geographic areas and Note 18 for Discontinued Operations information.

After obtaining approval of the Company’s shareholders on May 11, 2020, the Company’s Board of Directors determined to set a reverse stock split ratio of 1-for-10 for a reverse stock split of the Company’s outstanding shares of common stock, and a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio. The reverse stock split was effective on June 30, 2020. All share and per share amounts in the Company’s Consolidated Financial Statements and notes thereto have been retroactively adjusted for the prior periods presented to give effect to this reverse stock split.

Fiscal Year: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. All years presented in the Consolidated Financial Statements consisted of 52 weeks. Certain subsidiaries, including CompuCom, operate on a calendar year basis; however, the reporting difference did not have a material impact in any period presented.

Estimates and Assumptions: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. The impact of the COVID-19 pandemic has been considered when making these estimates and assumptions, however, given the uncertainty related to the future effects of COVID-19, actual results could differ from these estimates.

Corporate Reorganization: On March 31, 2020, the Board of Directors of the Company approved proceeding with the Reorganization of the Company's corporate structure into a holding company structure. The Reorganization was completed on June 30, 2020, and Office Depot, Inc. became a wholly-owned subsidiary of a new holding company, The ODP Corporation, and replaced Office Depot, Inc. as the public company trading on the NASDAQ Stock Market under the ticker symbol “ODP”. All outstanding shares of Office Depot, Inc. were automatically converted into shares of common stock in The ODP Corporation. The holding company reorganization began the simplification of the Company’s legal entity and tax structure, more closely aligns the Company’s operating assets to their respective operating channels within the legal entity structure, and is intended to increase its operational flexibility. In addition, the Reorganization is intended to be a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency: International operations in Canada, Mexico, India, Costa Rica and China use local currencies as their functional currency. Assets and liabilities are translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues, expenses and cash flows are translated at average monthly exchange rates, or rates on the date of the transaction for certain significant items. Translation adjustments resulting from this process are recorded in Stockholders’ equity as a component of Accumulated other comprehensive loss. Foreign currency transaction gains or losses are recorded in the Consolidated Statements of Operations in Other income (expense), net or Cost of goods sold and occupancy costs, depending on the nature of the transaction.

Cash and Cash Equivalents: All short-term highly liquid investments with original maturities of three months or less from the date of acquisition are classified as cash equivalents. Amounts in transit from banks for customer credit card and debit card transactions are classified as cash. The banks process the majority of these amounts within two business days.

Amounts not yet presented for payment to zero balance disbursement accounts of $23 million and $25 million at December 26, 2020 and December 28, 2019, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

At December 26, 2020 and December 28, 2019, cash and cash equivalents held outside the United States amounted to $159 million and $190 million, respectively.

Restricted Cash: Restricted cash consists primarily of short-term cash deposits having original maturity dates of twelve months or less that serve as collateral to certain of the Company’s letters of credit. Restricted cash is valued at cost, which approximates fair value. There was no restricted cash at December 26, 2020. At December 28, 2019, restricted cash amounted to $2 million and is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet.

Receivables: Trade receivables totaled $501 million and $599 million at December 26, 2020 and December 28, 2019, respectively, net of an allowance for doubtful accounts of $13 million and $10 million, respectively, to reduce receivables to an amount expected to be collectible from customers.

Exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the United States or internationally, as well as the impact of the COVID-19 pandemic on the expected credit and collectability trends. No single customer accounted for more than 10% of total sales or receivables in 2020, 2019 or 2018. Other receivables were $130 million and $225 million at December 26, 2020 and December 28, 2019, respectively, of which $98 million and $162 million, respectively, are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs.

Inventories: Inventories are stated at the lower of cost or net realizable value and are reduced for inventory losses based on estimated obsolescence, the impact of the COVID-19 pandemic on forecasted sales and expected selling prices, and the results of physical counts. The weighted average method is used throughout the Company to determine the cost of inventory. In-bound freight is included as a cost of inventories; cash discounts and certain vendor allowances that are related to inventory purchases are recorded as a product cost reduction.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. The Company reviews the carrying amount of goodwill at the reporting unit level on an annual basis as of the first day of fiscal month December, or more frequently, if events or changes in circumstances suggest that goodwill may not be recoverable. For those reporting units where events or change in circumstances indicate that potential impairment indicators exist, the Company performs a quantitative assessment to determine whether the carrying amount of goodwill can be recovered. A significant amount of judgment is involved in determining if an indicator of impairment has occurred.

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

Impairment of Long-Lived Assets: Long-lived assets with identifiable cash flows are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Retail store long-lived assets are regularly reviewed for impairment indicators. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage, and any costs of disposition, and allocated to the asset groups at the store level based on their relative fair values. The fair value estimate is generally the discounted amount of estimated store-specific cash flows.

Facility Closure and Severance Costs: Retail store performance is regularly reviewed against expectations and retail stores not meeting performance requirements may be closed. Retail stores are also closed as part of restructuring activities which aim to optimize the Company’s retail footprint. Refer to Note 3 for additional information on the restructuring programs and associated store closures. Costs associated with facility closures, principally accrued lease costs, are recognized when the facility is no longer used in an operating capacity or when a liability has been incurred. Retail store assets, including operating lease right-of-use (“ROU”) assets, are also reviewed for possible impairment, or reduction of estimated useful lives.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accrued Expenses and Other Current Liabilities: The major components of Accrued expenses and other current liabilities in the Consolidated Balance Sheets are tax liabilities, payroll and benefit accruals, customer rebates accruals, inventory receipts accruals and current portion of operating lease liabilities. Accrued payroll and benefits were $148 million and $150 million at December 26, 2020 and December 28, 2019, respectively.

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

THE ODP CORPORATION

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

Advertising: Advertising expenses are charged to Selling, general and administrative expenses when incurred. Advertising expenses recognized were $179 million in 2020, $249 million in 2019 and $270 million in 2018. Prepaid advertising expenses were $3 million as of December 26, 2020 and $6 million as of December 28, 2019.

Share-Based Compensation: Compensation expense for all share-based awards expected to vest is measured at fair value on the date of grant and recognized on a straight-line basis over the related service period. The fair value of restricted stock and restricted stock units, including performance-based awards, is determined based on the Company’s stock price on the date of grant. Share-based awards with market conditions, such as total shareholder return, are valued using a Monte Carlo simulation as measured on the grant date. Share-based awards that are settled in cash are classified as liabilities and are measured to fair value at each reporting date.

Self-insurance: ODP is primarily self-insured for workers’ compensation, auto and general liability and employee medical insurance programs. The Company has stop-loss coverage to limit the exposure arising from these claims. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported. These liabilities are not discounted.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NEW ACCOUNTING STANDARDS

Standards that are not yet adopted:

Defined benefit plan: In August 2018, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This accounting update is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company evaluated the impact of this new standard and believes the adoption will not have a material impact on its Consolidated Financial Statements.

Income Taxes: In December 2019, the FASB issued an accounting standards update that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance related to the approach for intraperiod tax allocation, the methodology for calculating

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 2. ACQUISITIONS

Since 2017, the Company has been undergoing a strategic business transformation to pivot into an integrated B2B distribution platform, with the objective of expanding its product offerings to include value-added services for its customers and capture greater market share. As part of this transformation, the Company has been acquiring profitable regional office supply distribution businesses to expand its reach and distribution network into geographic areas that were previously underserved. During 2020, the Company acquired four small independent regional office supply distribution businesses. Of these four acquisitions, three were completed in the first quarter of 2020 and one was completed in the third quarter of 2020.

The aggregate total purchase consideration, including contingent consideration, for the four acquisitions completed in 2020 was approximately $37 million, subject to certain customary post-closing adjustments. The aggregate purchase price was funded with cash on hand. The acquisitions were treated as purchases in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction including goodwill and other intangible assets. The Company has performed a preliminary purchase price allocation of the aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transactions, including $6 million of customer relationship intangible assets and $21 million of goodwill. An immaterial amount of the aggregate purchase price was allocated to working capital accounts. These assets and liabilities are included in the Consolidated Balance Sheet as of December 26, 2020. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of the acquired office supply distribution businesses are combined with the Company’s operating results subsequent to their purchase dates, and are included in the Business Solutions Division. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses, individually and in the aggregate, are not material to the Company.

The Company recognized a contingent consideration liability of $25 million in connection with the acquisition of an enterprise IT solutions integrator and managed services provider in 2018. In the first quarter of 2019, the Company paid $23 million of this contingent consideration liability, of which $12 million was treated as a financing cash outflow in the Consolidated Statement of Cash Flows because it related to the acquisition-date accrual, and $11 million was presented as a cash outflow from operating activities as it was accrued subsequent to the acquisition date based on new information obtained on the financial performance of the acquired entity. This $11 million accrual was recorded in the Merger and restructuring expenses, net line in the Consolidated Statement of Operations in 2018. The remaining $2 million of this contingent consideration liability was paid and presented as a cash outflow from operating activities in the Consolidated Statement of Cash Flows in 2020.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on new information received, the preliminary purchase price allocations of the companies acquired in 2019 and 2020 have been adjusted during the respective measurement periods. These adjustments were insignificant individually and in the aggregate to the Company’s Consolidated Financial Statements. The measurement periods for acquisitions completed in 2019 closed within 2020. Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred, instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger and restructuring expenses, net line in the Consolidated Statements of Operations. Refer to Note 3 for additional information about the merger and restructuring expenses incurred during 2020.

In January 2021, the Company acquired BuyerQuest, a business services software company in the U.S., in connection with its strategic transformation into an integrated B2B distribution platform for approximately $62 million, subject to customary post-closing adjustments. The purchase consideration for BuyerQuest includes $52 million paid at closing, funded with cash on hand and the issuance of 827,498 shares of the Company’s common stock, and up to $10 million contingent consideration that will be payable over a two-year period subject to BuyerQuest meeting certain performance conditions. Also, in February 2021, the Company acquired a small independent regional office supply distribution business in the U.S. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses, individually and in the aggregate, are not material to the Company.

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

(In millions)	2020	2019	2018
Merger and transaction related expenses
Severance and retention	$—	$1	$11
Transaction and integration	17	23	35
Facility closure, contract termination and other expenses, net	1	—	10
Total Merger and transaction related expenses	18	24	56
Restructuring expenses
Severance	45	40	—
Professional fees	21	41	11
Facility closure, contract termination, and other expenses, net	37	11	5
Total Restructuring expenses	103	92	16
Total Merger and restructuring expenses, net	$121	$116	$72

MERGER AND TRANSACTION RELATED EXPENSES

In 2020, 2019 and 2018, the Company incurred $18 million, $24 million and $56 million, respectively, of merger and transaction related expenses. Severance and retention include expenses related to the integration of staff functions in connection with business acquisitions and are expensed through the severance and retention period. Transaction and integration include legal, accounting, and other third-party expenses incurred in connection with acquisitions and business integration activities primarily related to CompuCom. Facility closure, contract termination, and other expenses, net relate to facility closure accruals, contract termination costs, gains and losses on asset dispositions, and accelerated depreciation. In 2018, merger and transaction related expenses, net include costs incurred for the CompuCom transaction as well as integration expenses associated with the OfficeMax merger. All integration activities related to the OfficeMax merger were completed in 2018.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RESTRUCTURING EXPENSES

Maximize B2B Restructuring Plan

In May 2020, the Company’s Board of Directors approved a restructuring plan to realign the Company’s operational focus to support its “business-to-business” solutions and IT services business units and improve costs (“Maximize B2B Restructuring Plan”). Implementation of the Maximize B2B Restructuring Plan is expected to be substantially completed by the end of 2023. The Maximize B2B Restructuring Plan aims to generate savings through optimizing the Company’s retail footprint, removing costs that directly support the Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of the Company’s business-to-business platform. The plan is broader than restructuring programs the Company has implemented in the past and includes closing and/or consolidating retail stores and distribution facilities and the reduction of up to 13,100 employee positions by the end of 2023. The Company is evaluating the number of retail store and distribution facility closures and/or consolidations, as well as the timing of any such closures and/or consolidations, however it is generally understood that closures will approximate the store’s lease termination date. The Company closed 70 retail stores and two distribution facilities under the Maximize B2B Restructuring Plan in 2020. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $143 million, comprised of:

(a)	severance and related employee costs of approximately $55 million;
(b)	facility closure costs of approximately $51 million, which are mainly related to retail stores; and
(c)	other costs, including contract termination costs, to facilitate the execution of the Maximize B2B Restructuring Plan of approximately $37 million.

These total estimated restructuring costs of up to $143 million above are expected to be cash expenditures through 2023 and funded primarily with cash on hand and cash from operations.

In 2020, the Company incurred $81 million in restructuring expenses associated with the Maximize B2B Restructuring Plan which consisted of $45 million in employee severance, $7 million in third-party professional fees, $5 million in contract termination costs, and $24 million of retail store and facility closure and other costs that were mainly related to facility closure accruals, gains and losses on asset dispositions, and accelerated depreciation. Of these amounts, $28 million were cash expenditures in 2020.

Business Acceleration Program

In May 2019, the Company’s Board of Directors approved the Business Acceleration Program, a company-wide, multi-year, cost reduction and business improvement program to systematically drive down costs, improve operational efficiencies, and enable future growth investments. In connection with the Business Acceleration Program, the Company closed 82 underperforming retail stores and one other facility in 2020, and seven other facilities, consisting of distribution centers and sales offices were closed in 2019. The Company incurred $101 million in restructuring expenses to implement the Business Acceleration Program since its inception in 2019 through the end of 2020, of which $98 million were cash expenditures funded primarily with cash on hand and cash from operations. The Business Acceleration Program was completed by the end of 2020.

In 2020, the Company incurred $19 million in restructuring expenses associated with the Business Acceleration Program which consisted of $11 million in third-party professional fees and $8 million of retail store and facility closure costs and other. The Company made cash expenditures of $29 million for the Business Acceleration Program in 2020.

Other

Included in restructuring expenses in 2019 and 2018 are $8 million and $5 million, respectively, of costs incurred in connection with the Company’s Comprehensive Business Review, a program announced in 2016 and concluded at the end of 2019. Under the Comprehensive Business Review, the Company closed a total of 208 retail stores, and the costs incurred included severance, facility closure costs, contract termination, accelerated depreciation, relocation and disposal gains and losses, as well as other costs associated with retail store closures.

Additionally, restructuring expenses in 2020 included $3 million in third-party professional fees incurred in connection with the Reorganization, and restructuring expenses in 2018 included professional fees of $11 million associated with planning the Company’s multi-year strategic transformation.

Asset impairments related to the restructuring initiatives are not included in the table above. Refer to Note 16 for further information.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MERGER AND RESTRUCTURING ACCRUALS

The activity in the merger and restructuring accruals in 2020 and 2019 is presented in the table below. Certain merger and restructuring charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

(In millions)	Beginning Balance	Charges Incurred	Cash Payments	Adjustments (a)	Ending Balance
2020
Termination benefits:
Merger-related accruals	$1	$1	$(2)	$—	$—
Maximize B2B Restructuring Plan	—	39	(9)	—	30
Business Acceleration Program	13	—	(5)	—	8
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	—	2	(1)	—	1
Maximize B2B Restructuring Plan	—	27	(17)	—	10
Business Acceleration Program	5	20	(24)	—	1
Comprehensive Business Review	3	—	(1)	—	2
Total	$22	$89	$(59)	$—	$52
2019
Termination benefits:
Merger-related accruals	$3	$2	$(4)	$—	$1
Maximize B2B Restructuring Plan	—	—	—	—	—
Business Acceleration Program	—	40	(27)	—	13
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	10	—	—	(10)	—
Maximize B2B Restructuring Plan	—	—	—	—	—
Business Acceleration Program	—	42	(37)	—	5
Comprehensive Business Review	5	6	(5)	(3)	3
Total	$18	$90	$(73)	$(13)	$22

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. REVENUE RECOGNITION

PRODUCTS AND SERVICES REVENUE

The following table provides information about disaggregated revenue by Division, and major products and services categories.

	2020
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$2,514	$1,415	$—	$12	$3,941
Technology	1,193	1,772	221	—	3,186
Furniture and other	689	551	—	7	1,247
Services
Technology	—	26	624	(14)	636
Copy, print, and other	287	403	9	1	700
Total	$4,683	$4,167	$854	$6	$9,710

	2019
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$2,961	$1,670	$—	$16	$4,647
Technology	1,236	1,702	271	2	3,211
Furniture and other	750	421	—	5	1,176
Services
Technology	—	29	709	(14)	724
Copy, print, and other	332	541	14	2	889
Total	$5,279	$4,363	$994	$11	$10,647

	2018
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$2,942	$1,753	$—	$10	$4,705
Technology	1,307	1,938	233	(7)	3,471
Furniture and other	725	414	—	7	1,146
Services
Technology	1	28	843	(4)	868
Copy, print, and other	307	508	10	—	825
Total	$5,282	$4,641	$1,086	$6	$11,015

Products revenue includes the sale of:

•	Supplies such as paper, writing instruments, office supplies, cleaning and breakroom items, and personal protective equipment;
•	Technology related products such as toner and ink, printers, computers, tablets and accessories, and electronic storage; and
•	Furniture and other products such as desks, seating, and luggage.

THE ODP CORPORATION

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

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts in 2020, 2019 and 2018.

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

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and deferred revenue is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of both December 26, 2020 and December 28, 2019, the Company had $12 million of deferred revenue related to the loyalty program, which is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

THE ODP CORPORATION

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	December 26,	December 28,
(In millions)	2020	2019
Trade receivables, net	$501	$599
Short-term contract assets	15	23
Long-term contract assets	15	17
Short-term contract liabilities	50	52
Long-term contract liabilities	4	1

In 2020 and 2019, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $26 million and $27 million in 2020 and 2019, respectively, which were included in the short-term contract liability balance at the beginning of the period. There were no contract assets and liabilities that were recognized in 2020 and 2019 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of the period that transferred to receivables in 2020 and 2019.

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

COSTS TO OBTAIN A CONTRACT

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be capitalized. These costs are periodically reviewed for impairment, and are amortized on a straight-line basis over the expected period of benefit. As of December 26, 2020 and December 28, 2019, capitalized acquisition costs amounted to $30 million and $40 million, respectively, and are reflected in short-term contract assets and long-term contract assets in the table above. In 2020, 2019 and 2018, amortization expense was $30 million, $35 million and $33 million, respectively. The Company had no asset impairment charges

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to contract assets in the periods presented herein. There is uncertainty regarding the impacts of COVID-19 on the global and national economies, which could negatively affect the Company’s customers and result in future impairments of contract assets.

NOTE 5. SEGMENT INFORMATION

At December 26, 2020, the Company had three reportable segments: Business Solutions Division, Retail Division and the CompuCom Division. The Business Solutions Division sells nationally branded as well as the Company’s private branded office supply and adjacency products and services to customers in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites. The Retail Division includes a chain of retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which sell office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offer business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are also facilitated through the Company’s regional print production centers. The CompuCom Division provides IT services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including technology lifecycle management, end user computing and collaboration, service desk, remote technology monitoring and management, and IT workforce solutions.

The retained global sourcing operations previously included in the former International Division are not significant and have been presented as Other. Also included in Other is the elimination of intersegment revenues of $17 million, $14 million and $11 million in 2020, 2019 and 2018, respectively.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of significant accounts and balances by segment, reconciled to consolidated totals, after the elimination of discontinued operations for all periods is as follows.

(In millions)		Business Solutions Division	Retail Division	CompuCom Division	Other	Corporate*	Consolidated Total
Sales	2020	$4,683	$4,167	$854	$6	$—	$9,710
	2019	5,279	4,363	994	11	—	10,647
	2018	5,282	4,641	1,086	6	—	11,015
Division operating income (loss)	2020	116	275	14	—	—	405
	2019	271	194	(2)	—	—	463
	2018	243	193	17	(2)	—	451
Capital expenditures	2020	25	28	10	—	5	68
	2019	43	68	10	—	29	150
	2018	43	108	14	—	22	187
Depreciation and amortization	2020	66	80	31	—	12	189
	2019	66	91	39	—	8	204
	2018	64	83	38	—	7	192
Charges for losses on receivables and inventories	2020	9	24	3	—	—	36
	2019	—	25	1	—	—	26
	2018	3	32	2	—	—	37
Assets	2020	1,581	1,962	694	5	1,316	5,558
	2019	1,803	2,403	989	10	2,106	7,311

*	Amounts included in “Corporate” consist of assets (including all cash and cash equivalents) and depreciation related to corporate activities of continuing operations.

A reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

(In millions)	2020	2019	2018
Division operating income	$405	$463	$451
Add/(subtract):
Asset impairments	(431)	(56)	(7)
Merger and restructuring expenses, net	(121)	(116)	(72)
Legal expense accrual	—	—	(25)
Unallocated expenses	(105)	(100)	(93)
Interest income	4	23	25
Interest expense	(42)	(89)	(121)
Loss on extinguishment and modification of debt	(12)	—	(15)
Other income, net	7	21	15
Income (loss) from continuing operations before income taxes	$(295)	$146	$158

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. INCOME TAXES

The components of income (loss) from continuing operations before income taxes consisted of the following:

(In millions)	2020	2019	2018
United States	$(281)	$116	$138
Foreign	(14)	30	20
Total income (loss) from continuing operations before income taxes	$(295)	$146	$158

The income tax expense (benefit) related to income (loss) from continuing operations consisted of the following:

(In millions)	2020	2019	2018
Current:
Federal	$(11)	$(64)	$3
State	16	3	7
Foreign	10	8	9
Deferred:
Federal	19	84	27
State	(6)	11	13
Foreign	(4)	5	—
Total income tax expense	$24	$47	$59

The following is a reconciliation of income taxes at the U.S. Federal statutory rate to the provision for income taxes:

(In millions)	2020	2019	2018
Federal tax computed at the statutory rate	$(62)	$30	$33
State taxes, net of Federal benefit	3	6	10
Foreign income taxed at rates other than Federal	6	1	5
Increase (decrease) in valuation allowance	(4)	9	(3)
Non-deductible Goodwill impairments	74	—	—
Other non-deductible expenses and settlements	4	3	10
Tax basis differences in investment in subsidiaries	—	—	(4)
Non-taxable income and additional deductible expenses	(3)	(4)	(1)
Change in unrecognized tax benefits	—	2	1
Impact of stock compensation shortfall	2	—	5
Other items, net	4	—	3
Income tax expense	$24	$47	$59

The Company’s effective tax rate of (8)% in 2020 differs from the statutory rate of 21% primarily due to the impact of goodwill impairment, state taxes, excess tax deficiencies associated with stock-based compensation awards and certain nondeductible items, adjustments to certain tax benefits and the mix of income and losses across U.S. and non-U.S. jurisdictions. The Company’s effective tax rate of 32% in 2019 differs from the statutory rate of 21% primarily due to the impact of state taxes and certain nondeductible items, the recognition of valuation allowances, and the Company’s mix of income and losses across U.S. and non-U.S. jurisdictions. The Company’s effective tax rate of 37% in 2018 reflected the same Federal marginal tax rate of 21% and the impact of the Company’s mix of income and losses across US and non-US jurisdictions. In addition, the 2018 rate was impacted by several discrete items including the impact of a potentially nondeductible legal settlement, the impact of excess tax deficiencies associated with stock-based compensation awards, state taxes, and certain other nondeductible items. As a result, The Company’s effective tax rates were (8)% in 2020, 32% in 2019 and 37% in 2018.

As a result of the Tax Cuts and Jobs Act, the Alternative Minimum Tax (AMT) for corporations was repealed. In addition, any unused AMT Credits that remain unused for tax years after 2017 can be refunded. For the 2020 tax year, the Company received a cash refund of $44 million of its credits in the third quarter. For 2019, the Company received a $44 million refund in the fourth quarter of 2019. The Company has no remaining AMT credits available for refund or to offset taxes as of 2020. These amounts are reflected as a reduction of deferred tax assets.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized a large deferred tax liability related to the maturity of the Timber Note Receivable. The entire deferred gain was recognized resulting in significant taxable income in the first quarter of 2020. It was largely offset by available capital loss carryforwards, both Federal and state, state net operating losses, and any remaining Federal credits and carryforwards.

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

The Company operates in several foreign jurisdictions with income tax rates that differ from the U.S. Federal statutory rate, which resulted in an expense for 2020 and 2019 presented in the effective tax rate reconciliation. Significant foreign tax jurisdictions for which the Company realized such expense are Canada and Puerto Rico after the sale of the other international operations.

The components of deferred income tax assets and liabilities consisted of the following:

	December 26,	December 28,
(In millions)	2020	2019
U.S. and foreign loss carryforwards	$81	$240
Operating lease right-of-use assets	340	385
Pension and other accrued compensation	53	53
Accruals for facility closings	3	2
Inventory	9	9
Self-insurance accruals	16	19
Deferred revenue	15	16
U.S. and foreign income tax credit carryforwards	115	168
Allowance for bad debts	7	4
Accrued expenses	20	21
Basis difference in fixed assets	38	31
Gross deferred tax assets	697	948
Valuation allowance	(145)	(151)
Deferred tax assets	552	797
Internal software	3	10
Installment gain on sale of timberlands	—	168
Operating lease liabilities	309	356
Intangibles	91	96
Undistributed foreign earnings	3	4
Deferred tax liabilities	406	634
Net deferred tax assets	$146	$163

As of December 26, 2020, and December 28, 2019, deferred income tax liabilities amounting to $16 million and $20 million, respectively, are included in deferred income taxes and other long-term liabilities.

As of December 26, 2020, the Company has utilized all of its U.S. Federal net operating loss (“NOL”) carryforwards with the exception of the NOLs acquired as part of the CompuCom acquisition. The Company has $13 million of Federal, $228 million of foreign and $1.1 billion of state NOL carryforwards. Of the Federal NOL carryforwards, none expired in 2020 with the remainder expiring between 2021 and 2033. Of the foreign NOL carryforwards, $4 million will expire in 2021 and the remaining balance will expire between 2024 and 2034. Of the state NOL carryforwards, $75 million will expire in 2021, and the remaining balance will expire between 2021 and 2039. The Company has no Federal capital loss carryover available to offset future capital gains generated.

Additionally, the Company has $101 million of U.S. Federal tax credit carryforwards, which expire between 2021 and 2030, and $14 million of state and foreign tax credit carryforwards, $2 million of which can be carried forward indefinitely, and the remainder of which will expire between 2023 and 2028.

As of December 26, 2020, the Company has not triggered an “ownership change” as defined in Internal Revenue Code Section 382 or other similar provisions that would limit the use of NOL and tax credit carryforwards. However, the Company did acquire certain NOLs and other credit carryforwards that may be limited as a result of the purchase. Furthermore, if the Company were to experience

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an ownership change in future periods, its deferred tax assets and income tax expense may be negatively impacted. Deferred income taxes have been provided on all undistributed earnings of foreign subsidiaries.

The following summarizes the activity related to valuation allowances for deferred tax assets:

(In millions)	2020	2019	2018
Beginning balance	$151	$142	$144
Additions, charged to expense	—	9	—
Reductions	(6)	—	(2)
Ending balance	$145	$151	$142

The Company’s valuation allowance decreased during 2020 due to the expiration of certain credits for which a valuation allowance had been established. During 2019, the Company released established valuation allowances on certain deferred tax assets related to certain credits and carryforwards that are not expected to be utilized prior to expiration. During 2018, the Company released a small portion of its valuation allowance related to certain credits that are now expected to be utilized prior to expiration. As of December 26, 2020, the Company continues to have a U.S. valuation allowance for certain U.S. Federal credits and certain state tax attributes, which relate to deferred tax assets that require either certain types of income or for income to be earned in certain jurisdictions in order to be realized. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections, including changes as a result of unforeseen effects from the COVID-19 pandemic, could impact this evaluation in future periods.

The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2020	2019	2018
Beginning balance	$22	$20	$20
Increase related to current year tax positions	—	2	—
Increase (decrease) related to prior year tax positions	—	—	1
Decrease related to settlements with taxing authorities	(3)	—	(1)
Ending balance	$19	$22	$20

Included in the balance of $19 million at December 26, 2020, is $8 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The other $11 million primarily results from tax positions that, if sustained, would be offset by changes in deferred tax assets. It is anticipated that no material tax positions will be resolved within the next 12 months. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. The Company recognized immaterial interest and penalty expense in 2020, 2019 and 2018. The Company had approximately $7 million accrued for the payment of interest and penalties as of December 26, 2020.

The Company files a U.S. Federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal and state and local income tax examinations for years before 2019 and 2015, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. Federal income tax examination and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years before 2015. The U.S. Federal income tax returns for 2019 are currently under review. Generally, the Company is subject to routine examination for years 2015 and forward in its international tax jurisdictions.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. EARNINGS (LOSS) PER SHARE

As disclosed in Note 1, a 1-for-10 reverse stock split of the Company’s outstanding shares of common stock and a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio became effective on June 30, 2020. All share and per share amounts have been retroactively adjusted for the prior periods presented to give effect to this reverse stock split. The following table presents the calculation of net earnings (loss) per common share — basic and diluted:

(In millions, except per share amounts)	2020	2019	2018
Basic Earnings (Loss) Per Share
Numerator:
Net income (loss) from continuing operations	$(319)	$99	$99
Income from discontinued operations, net of tax	—	—	5
Net income (loss)	$(319)	$99	$104
Denominator:
Weighted-average shares outstanding	53	54	55
Basic earnings (loss) per share:
Continuing operations	$(6.05)	$1.82	$1.80
Discontinued operations	—	—	0.09
Net basic earnings (loss) per share	$(6.05)	$1.82	$1.89
Diluted Earnings (Loss) Per Share
Numerator:
Net income (loss) from continuing operations	$(319)	$99	$99
Income from discontinued operations, net of tax	—	—	5
Net income (loss)	$(319)	$99	$104
Denominator:
Weighted-average shares outstanding	53	54	55
Effect of dilutive securities:
Stock options and restricted stock	—	1	1
Diluted weighted-average shares outstanding	53	55	56
Diluted earnings (loss) per share
Continuing operations	$(6.05)	$1.80	$1.77
Discontinued operations	—	—	0.08
Net diluted earnings (loss) per share	$(6.05)	$1.80	$1.85

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were 2 million, 1 million and less than 1 million for the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 26,	December 28,
(In millions)	2020	2019
Land	$45	$45
Buildings	210	221
Computer software	696	653
Leasehold improvements	606	658
Furniture, fixtures and equipment	810	833
Construction in progress	22	49
	2,389	2,459
Less accumulated depreciation	(1,813)	(1,780)
Total	$576	$679

The above table of property and equipment includes assets held under finance leases as follows:

	December 26,	December 28,
(In millions)	2020	2019
Buildings	$34	$40
Furniture, fixtures and equipment	147	132
	181	172
Less accumulated depreciation	(122)	(120)
Total	$59	$52

Depreciation expense was $108 million in 2020, $118 million in 2019 and $114 million in 2018.

Included in computer software and construction in progress above are capitalized software costs of $696 million and $653 million at December 26, 2020 and December 28, 2019, respectively. The unamortized amounts of the capitalized software costs are $126 million and $134 million at December 26, 2020 and December 28, 2019, respectively. Amortization of capitalized software costs totaled $55 million, $55 million and $46 million in 2020, 2019 and 2018, respectively. Software development costs that do not meet the criteria for capitalization are expensed as incurred.

Estimated future amortization expense related to capitalized software at December 26, 2020 is as follows:

(In millions)
2021	$48
2022	35
2023	23
2024	14
2025	6
Thereafter	—

The weighted average remaining amortization period for capitalized software is 3 years.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASSETS HELD FOR SALE

Certain facilities that were part of continuing operations but had been identified for closure through integration and other activities were accounted for as assets held for sale. Assets held for sale primarily consists of supply chain facilities and are presented in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The Company had assets held for sale of $1 million at December 26, 2020. No significant gain or loss on disposition of assets held for sale was recognized during 2020. The Company recognized $25 million gain on disposition of assets held for sale during 2019, of which $19 million was included in Selling, general and administrative expenses and $6 million was included in Merger and restructuring expenses, net in the Consolidated Statement of Operations.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The components of goodwill by segment are provided in the following table:

(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Total
Balance as of December 28, 2019	$410	$78	$456	$944
Acquisitions	21	—	—	21
Foreign currency rate impact	—	—	(4)	(4)
Impairments	(115)	—	(237)	(352)
Balance as of December 26, 2020	$316	$78	$215	$609

Additions to goodwill relate to acquisitions made during 2020, as well as the impact of purchase accounting adjustments associated with 2020 and 2019 acquisitions. As disclosed in Note 2, these adjustments were insignificant individually and in the aggregate to the Company’s Consolidated Financial Statements. Goodwill balance as of December 28, 2019 in the Business Solutions Division in the table above is net of $349 million of accumulated impairment loss recognized in 2008.

 Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal month December or more frequently when events or changes in circumstances indicate that impairment may have occurred. During the second quarter of 2020, due to the macroeconomic impacts of COVID-19 on the Company's current and projected future results of operations, the Company determined that an indicator of potential impairment existed requiring an interim quantitative goodwill impairment test for its CompuCom and Contract reporting units. The Contract reporting unit is a component of the Business Solutions Division segment. The quantitative goodwill impairment test indicated that the carrying value of the CompuCom and Contract reporting units exceeded their fair value by $237 million and $115 million, respectively. As a result, the Company recorded partial goodwill impairment charges of $237 million and $115 million in the second quarter of 2020 associated with the CompuCom and Contract reporting units, respectively. These non-cash impairment charges are presented within the Asset impairments line for year-to-date 2020 in the accompanying Condensed Consolidated Statements of Operations. At December 26, 2020, the CompuCom reporting unit and the Contract reporting unit have goodwill of $215 million and $241 million, respectively.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value estimates for both reporting units were based on a blended analysis of the present value of future discounted cash flows and market value approach. The significant estimates used in the discounted cash flow model included the Company’s weighted average cost of capital, projected cash flows and the long-term rate of growth. The assumptions were based on the actual historical performance of the reporting units and took into account the recent and continued weakening of operating results as well as the anticipated rate of recovery, and implied risk premiums based on market prices of the Company’s equity and debt as of the assessment date. Significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting units. CompuCom’s trade name, which is an indefinite-lived intangible asset, was also tested for impairment using the relief from royalty method and was determined to be impaired as its carrying value exceeded its fair value by $11 million. Accordingly, the Company recorded an impairment charge of $11 million in the second quarter of 2020 related to this asset.

During the fourth quarter of 2020, the Company performed its annual impairment assessment, which was as of the first day of fiscal month December. The annual impairment assessment was performed using a quantitative assessment for all reporting units. The quantitative assessment combined the income approach and the market approach valuation methodologies and concluded that the fair value of all the Company’s reporting units exceed their carrying amounts. As the carrying value of the goodwill for CompuCom and Contract reporting units were written down to fair value recently during the second quarter of 2020, their margin of passage during the annual impairment assessment were approximately 12%. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of the Company’s reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in additional goodwill impairment charges.

INDEFINITE-LIVED INTANGIBLE ASSETS

The Company had $71 million and $82 million of trade names as of December 26, 2020 and December 28, 2019, respectively. These indefinite-lived intangible assets are included in Other intangible assets, net in the Consolidated Balance Sheets.

The Company recognized $11 million of impairment charges to its trade names intangible assets in 2020. The Company recognized $2 million and $1 million of impairment charges to its other indefinite-lived intangible assets, in 2019 and 2018, respectively.

DEFINITE INTANGIBLE ASSETS

Definite-lived intangible assets, which are included in Other intangible assets, net in the Consolidated Balance Sheets, are as follows:

	December 26, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$418	$(132)	$286
Technology	19	(19)	—
Total	$437	$(151)	$286

	December 28, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$412	$(109)	$303
Technology	19	(16)	3
Total	$431	$(125)	$306

Definite-lived intangible assets generally are amortized using the straight-line method. The remaining weighted average amortization periods for customer relationships is 13 years.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets was $26 million in 2020, $31 million in 2019 and $31 million in 2018. Intangible assets amortization expenses are included in the Consolidated Statements of Operations in Selling, general and administrative expenses.

Estimated future amortization expense for the intangible assets is as follows:

(In millions)
2021	$24
2022	23
2023	21
2024	21
2025	21
Thereafter	176
Total	$286

Definite-lived intangible assets are reviewed whenever events and circumstances indicate the carrying amount may not be recoverable and the remaining useful lives are appropriate. No impairment charges related to definite-lived intangible assets were recognized during 2020, 2019 and 2018.

NOTE 10. TIMBER NOTES/NON-RECOURSE DEBT

As part of the OfficeMax merger, the Company acquired credit-enhanced timber installment notes with an original principal balance of $818 million (the “Installment Notes”) that were part of the consideration received in exchange for OfficeMax’s sale of timberland assets in October 2004, and related non-recourse debt that OfficeMax issued under the structure of the timber note transactions in the amount of $735 million (the “Securitization Notes”). The Installment Notes and Securitization Notes were non-amortizing obligations bearing interest at 4.98% and 5.42%, respectively, and maturing on January 29, 2020 and October 31, 2019, respectively. During the third quarter of 2019, the Company, through a bankruptcy remote indirect subsidiary, entered into a term loan agreement to receive a $735 million loan on October 31, 2019 (the “Bridge Loan”) that was used to refinance the Securitization Notes. The Bridge Loan was also non-recourse to the Company, and was secured by the Installment Notes. The Bridge Loan incurred interest at a rate equal to 3-month LIBOR plus 0.75% per annum from October 31, 2019 through January 29, 2020 when it matured.

Prior to their maturity, the Installment Notes were reported as Timber notes receivable in the amount of $819 million at December 28, 2019 in the Company’s Consolidated Balance Sheet, which represented the original principal amount of $818 million plus a fair value adjustment recorded through purchase accounting in connection with the merger. The premium was amortized under the effective interest method as a component of interest income through the maturity date. Prior to its maturity, the Bridge Loan was reported as Non-recourse debt in the amount of $735 million in the Company’s Consolidated Balance Sheet at December 28, 2019, which represented the original principal amount.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company received a net principal cash payment of $82.5 million upon maturity of the Installment Notes and the Bridge Loan on January 29, 2020, which were net settled as they were with the same third-party financial institution. In addition, the sale of the timberlands in 2004 had generated a tax gain for OfficeMax where the resulting tax liability was deferred until the maturity date for the Installment Notes. Accordingly, the Company recognized the deferred tax liability related to the maturity of the Installment Notes which resulted in significant taxable income in the first quarter of 2020. This was largely offset by available capital loss carryforwards, both Federal and state, state net operating losses, and any remaining Federal credits and carryforwards.

NOTE 11. DEBT

Debt consists of the following:

	December 26,	December 28,
(In millions)	2020	2019
Recourse debt:
Short-term borrowings and current maturities of long-term debt:
Finance lease obligations	$21	$19
Other current maturities of long-term debt	3	87
Total	$24	$106
Long-term debt, net of current maturities:
Term Loan, due 2022	$—	$331
Unamortized debt issuance cost and discount	—	(13)
Term Loan, due 2022, net	—	318
New Facilities loans under the Third Amended Credit Agreement, due 2025	100	—
Revenue bonds, due in varying amounts periodically through 2029	176	176
American & Foreign Power Company, Inc. 5% debentures, due 2030	15	15
Finance lease obligations	57	58
Other financing obligations	6	8
Total	$354	$575
Non-recourse debt — Timber notes:
Bridge Loan, due 2020 — Refer to Note 10	$—	$735

The Company was in compliance with all applicable covenants of existing loan agreements at December 26, 2020.

THIRD AMENDED CREDIT AGREEMENT

On May 25, 2011, the Company entered into an Amended and Restated Credit Agreement with a group of lenders. Additional amendments to the Amended and Restated Credit Agreement have been entered into and were effective February 2012, March 2013, November 2013, May 2015, May 2016, December 2016, and November 2017 (the Amended and Restated Credit Agreement including all amendments is referred to as the “Amended Credit Agreement”). The Amended Credit Agreement provided for an asset based, multi-currency revolving credit facility of up to $1.2 billion.

On April 17, 2020, the Company entered into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), which provides for a $1.2 billion asset-based revolving credit facility (the “Revolving Loan Facility”) and a $100 million asset-based first-in, last-out term loan facility (the “FILO Term Loan Facility”), for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature on April 17, 2025. The Third Amended Credit Agreement replaces the Company’s then existing Amended Credit Agreement that was due to mature in May 2021. The Third Amended Credit Agreement also provides that the Revolving Loan Facility may be increased by up to $250 million, subject to certain terms and conditions, including increased commitments from existing or new lenders. As provided by the Third Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, cash value of company-owned life insurance policies, and certain specific real estate of the Company (the “Borrowing Base”). The Revolving Loan Facility includes two sub-facilities of: (1) up to $1.150 billion which is available to the Company and certain of the Company’s domestic subsidiaries (which includes a letter of credit sub-facility of up to $400 million and a swingline loan sub-facility of up to $115 million); and (2) up to $50 million which is available to certain of the Company’s Canadian subsidiaries (which includes a letter of credit sub-facility of up to $25 million and a swingline loan sub-facility of up to $5 million). Certain of the Company’s subsidiaries guarantee the obligations under the New Facilities (the “Guarantors”). All loans borrowed under the Revolving Loan Facility may be borrowed, repaid and reborrowed from time to time until the maturity date of April 17, 2025 as provided in the Third Amended Credit Agreement. The FILO Term Loan Facility, once repaid, may not be reborrowed.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts borrowed under the New Facilities, as well as the obligations of the Guarantors, are secured by a first priority lien on the Company’s and such Guarantors’ accounts receivables, inventory, cash, cash equivalents, deposit accounts, intercompany loan rights, certain pledged notes, certain life insurance policies, certain related assets, certain real estate and the proceeds thereof in each case. At the Company’s option, borrowings made pursuant to the Third Amended Credit Agreement bear interest at either, (i) the alternate base rate (defined as the higher of the Prime Rate (as announced by the agent), the Federal Funds Rate plus 1/2 of 1% and the one month Adjusted LIBOR (defined below) plus 1%) or (ii) the Adjusted LIBOR (defined as the LIBOR as adjusted for statutory reserves) plus, in either case, a certain margin based on the aggregate average availability under the Third Amended Credit Agreement.

The Third Amended Credit Agreement contains representations, warranties, affirmative and negative covenants, and default provisions which are conditions precedent to borrowing. The most significant of these covenants and default provisions include limitations in certain circumstances on acquisitions, dispositions, share repurchases and the payment of cash dividends.

The New Facilities also include provisions whereby if the global availability is less than 12.5% of the Borrowing Base, the Company’s cash collections go first to the agent to satisfy outstanding borrowings. Further, if total availability falls below 10% of the Borrowing Base, a fixed charge coverage ratio test is required. Any event of default that is not cured within the permitted period, including non-payment of amounts when due, any debt in excess of $25 million becoming due before the scheduled maturity date, or the acquisition of more than 40% of the ownership of the Company by any person or group, within the meaning of the Securities and Exchange Act of 1934, could result in a termination of the New Facilities and all amounts outstanding becoming immediately due and payable.

In 2020, the Company incurred approximately $6 million of new debt issuance costs under the Third Amended Credit Agreement, which will be recognized in interest expense through April 17, 2025, the maturity date of the New Facilities.

Upon the closing of the Third Amended Credit Agreement, the Company made an initial borrowing in the amount of $400 million under the New Facilities in the second quarter of 2020. These proceeds, along with available cash on hand, were used to repay in full the remaining $388 million balance under the Term Loan Credit Agreement (as defined in the section below) and terminate it and to repay approximately $66 million of borrowings and interest associated with the Company’s company-owned life insurance policies, which, prior to their repayment were presented as a reduction to the company-owned life insurance policies asset balances within Other Assets. The Company recognized $12 million of loss from the extinguishment and modification of debt related to this transaction in 2020, which primarily included the write-off of the remaining unamortized original issue discount and debt issuance costs of the Term Loan Credit Agreement as of the closing date of the transaction, and is reflected in the Loss on extinguishment and modification of debt line item of the Consolidated Statement of Operations in 2020. During the third quarter of 2020, the Company repaid $300 million of revolving loans outstanding under the Third Amended Credit Agreement.

At December 26, 2020, the Company had no revolving loans outstanding, $100 million of outstanding FILO Term Loan Facility loans, $55 million of outstanding standby letters of credit, and $934 million of available credit under the Third Amended Credit Agreement.

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

On November 21, 2018, the Company entered into the First Amendment (the “First Amendment”) to the Term Loan Credit Agreement to reduce the applicable interest rate from LIBOR plus 7.00% to LIBOR plus 5.25%. All other material provisions of the Term Loan Credit Agreement remained unchanged. In connection with the applicable interest rate reduction, the Company also made a voluntary repayment under the Term Loan Credit Agreement in the amount of $194 million. As a result, the Company recognized a $15 million loss on modification of debt in 2018, which consisted of the 1.00% prepayment premium and the write-off of unamortized deferred financing costs and original issue discount in an amount proportional to the term loan repaid.

The Term Loan Credit Agreement was repaid in full and terminated in April 2020, as further described in the section above.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OTHER SHORT- AND LONG-TERM DEBT

As a result of the OfficeMax merger, the Company assumed the liability for the amounts in the table above on page 88 related to the (i) Revenue bonds, due in varying amounts periodically through 2029, and (ii) American & Foreign Power Company, Inc. 5% debentures, due 2030. Also, the Company has finance lease obligations which relate to buildings and equipment, and various other financing obligations for the amounts included in the table above on page 88.

SCHEDULE OF DEBT MATURITIES

Aggregate annual maturities of recourse debt, finance lease, and other financing obligations are as follows:

(In millions)
2021	$28
2022	45
2023	97
2024	10
2025	108
Thereafter	100
Total	388
Less interest on finance leases	(10)
Total	378
Less:
Current portion	(24)
Total long-term debt	$354

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

The components of lease expense were as follows:

(In millions)	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$18	$17
Interest on lease liabilities	4	5
Operating lease cost	402	433
Short-term lease cost	9	7
Variable lease cost	114	121
Sublease income	(4)	(3)
Total lease cost	$543	$580

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental cash flow information related to leases was as follows:

(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4	$5
Operating cash flows from operating leases	463	489
Financing cash flows from finance leases	20	21
Right-of-use assets obtained in exchange for new finance lease liabilities	29	27
Right-of-use assets obtained in exchange for new operating lease liabilities	126	338

Supplemental balance sheets information related to leases was as follows:

	December 26,	December 28,
(In millions, except lease term and discount rate)	2020	2019
Property and equipment, net	$59	$52
Operating lease right-of-use assets	1,170	1,413
Accrued expenses and other current liabilities	344	373
Short-term borrowings and current maturities of long-term debt	21	19
Long-term debt, net of current maturities	57	58
Operating lease liabilities	991	1,208
Weighted-average remaining lease term – finance leases	5 years	5 years
Weighted-average remaining lease term – operating leases	5 years	5 years
Weighted-average discount rate – finance leases	5.4%	6.2%
Weighted-average discount rate – operating leases	6.5%	6.6%

Maturities of lease liabilities as of December 26, 2020 were as follows:

	December 26, 2020
	Operating	Finance
(In millions)	Leases(1)	Leases(2)
2021	$420	$25
2022	344	21
2023	268	15
2024	186	9
2025	126	8
Thereafter	233	10
	1,577	88
Less imputed interest	(242)	(10)
Total	$1,335	$78

Reported as of December 26, 2020
Accrued expenses and other current liabilities	$344	$—
Short-term borrowings and current maturities of long-term debt	—	21
Long-term debt, net of current maturities	—	57
Operating lease liabilities	991	—
Total	$1,335	$78

(1)	Operating lease payments include $91 million related to options to extend lease terms that are reasonably certain of being exercised.
(2)	Finance lease payments include $10 million related to options to extend lease terms that are reasonably certain of being exercised.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

As of each of December 26, 2020, and December 28, 2019, there were 1,000,000 shares of $0.01 par value per share of preferred stock authorized; no shares were issued and outstanding.

TREASURY STOCK

In November 2018, the Board of Directors approved a stock repurchase program of up to $100 million of its common stock effective January 1, 2019, which extended until the end of 2020. In November 2019, the Board of Directors approved an increase in the authorization of the existing stock repurchase program of up to $200 million and extended the program through the end of 2021. The current authorization includes the remaining authorized amount under the existing stock repurchase program and may be suspended or discontinued at any time. The exact timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances. In November 2020, the Board of Directors approved the resumption of the stock repurchase program beginning in the fourth quarter of 2020 which was temporarily suspended in May 2020 as a result of the economic uncertainty due to COVID-19.

Under the current stock repurchase program, the Company purchased approximately 1 million shares of its common stock at a cost of $30 million in 2020. As of December 26, 2020, $130 million remains available for stock repurchases under the current stock repurchase program.

At December 26, 2020, there were 10 million shares of common stock held in treasury, which has been retroactively adjusted for the impact of the 1-for-10 reverse stock split disclosed in Note 1 above. The Company’s Third Amended Credit Facility permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 11 for additional information about the Company’s compliance with covenants.

DIVIDENDS ON COMMON STOCK

In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, in May 2020, the Company’s Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of 2020. There was no quarterly cash dividend declared and paid in the second, third, or fourth quarters of fiscal 2020. The Company’s quarterly cash dividend remains temporarily suspended. Prior to the temporary suspension of the Company’s quarterly cash dividend, the Company’s Board of Directors declared a cash dividend of $0.25 per share on its common stock for a total annual dividend distribution of $13 million. Dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. The Company’s Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 11 for additional information about the Company’s compliance with covenants.

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following tables:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension	Total
Balance at December 28, 2019	$(29)	$(37)	$(66)
Other comprehensive income activity	2	39	41
Tax impact	—	(7)	(7)
Total other comprehensive income, net of tax, where applicable	2	32	34
Balance at December 26, 2020	$(27)	$(5)	$(32)

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension	Total
Balance at December 29, 2018	$(50)	$(49)	$(99)
Other comprehensive income activity	21	18	39
Tax impact	—	(6)	(6)
Total other comprehensive income, net of tax, where applicable	21	12	33
Balance at December 28, 2019	$(29)	$(37)	$(66)

NOTE 14. STOCK-BASED COMPENSATION

LONG-TERM INCENTIVE PLANS

During 2019, the Company’s Board of Directors adopted, and the shareholders approved, the Office Depot, Inc. 2019 Long-Term Incentive Plan (the “Plan”). The Plan replaces the Office Depot, Inc. 2017 Long-Term Incentive Plan, the Office Depot, Inc. 2015 Long-Term Incentive Plan, the Office Depot, Inc. 2007 Long-Term Incentive Plan, as amended, and the 2003 OfficeMax Incentive and Performance Plan (together, the “Prior Plans”). No additional awards were granted under the Prior Plans effective May 7, 2019, the effective date of the Plan. The Plan permits the issuance of stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other equity-based incentive awards. Employee share-based awards are generally issued in the first quarter of the year. Total compensation expense for share-based awards was $41 million in 2020, $33 million in 2019 and $27 million in 2018, and the total recognized tax benefit related thereto was $3 million in 2020, $6 million in 2019 and $3 million in 2018.

In accordance with the Plan and the Prior Plans (collectively, the “Stock Plans”), the Board of Directors will adjust the number of shares of common stock available for future grant, the number of shares of common stock underlying outstanding awards, the exercise price per share of outstanding stock options, and other terms of outstanding awards granted by the Stock Plans to reflect the effects of the 1-for-10 reverse stock split. Any fractional shares that would otherwise result from the reverse stock split adjustments related to outstanding equity awards will be eliminated through rounding in accordance with the Stock Plans. Refer to Note 1 for additional information about the 1-for-10 reverse stock split.

RESTRICTED STOCK AND RESTRICTED STOCK UNITS

In 2020, the Company granted 0.8 million shares of restricted stock and restricted stock units to eligible employees which included 55,000 shares granted to the Board of Directors. The Board of Directors are granted restricted stock units as part of their annual compensation which vest immediately on the grant date with distribution to occur following their separation from service with the Company. Restricted stock grants to Company employees typically vest annually over a three-year service period. A summary of the status of the Company’s nonvested shares and changes during 2020, 2019 and 2018 is presented below.

	2020		2019		2018
	Shares	Weighted Average Grant- Date Price	Shares(1)	Weighted Average Grant- Date Price(1)	Shares(1)	Weighted Average Grant- Date Price(1)
Outstanding at beginning of year	1,394,756	$30.40	1,496,419	$30.48	1,029,369	$43.30
Granted	835,828	19.92	740,236	29.90	1,063,915	23.32
Vested	(579,584)	30.71	(593,440)	30.88	(419,767)	43.66
Forfeited	(124,347)	28.60	(248,459)	28.56	(177,098)	30.84
Outstanding at end of year	1,526,653	$24.71	1,394,756	$30.40	1,496,419	$30.48

(1)As disclosed in Note 1, a 1-for-10 reverse stock split of the Company’s outstanding shares of common stock and a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio became effective on June 30, 2020. All shares and per share amounts have been retroactively adjusted for the prior periods presented to give effect to this reverse stock split.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 26, 2020, there was approximately $20 million of total unrecognized compensation cost related to nonvested restricted stock. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 2.1 years. Total outstanding shares of 1.5 million include 0.2 million granted to members of the Board of Directors that have vested but will not be issued until separation from service and 1.3 million unvested shares granted to employees. Of the 1.3 million unvested shares at year end, the Company estimates that 1.3 million shares will vest. The total fair value of shares at the time they vested during 2020 was $12.5 million.

PERFORMANCE-BASED INCENTIVE PROGRAM

The Company has a performance-based long-term incentive program consisting of performance stock units. Payouts under this program are based on achievement of certain financial targets, including the Company’s financial performance and total shareholder return performance set by the Board of Directors and are subject to additional service vesting requirements, generally three years from the grant date.

A summary of the activity in the performance-based long-term incentive program since inception is presented below.

	2020		2019		2018
	Shares	Weighted Average Grant- Date Price	Shares(1)	Weighted Average Grant- Date Price(1)	Shares(1)	Weighted Average Grant- Date Price(1)
Outstanding at beginning of year	1,994,111	$29.05	1,913,397	$28.83	1,018,705	$44.19
Granted	932,344	19.42	1,026,743	31.00	1,328,782	23.66
Vested	(151,905)	41.80	(284,366)	33.12	(121,177)	94.50
Forfeited	(315,572)	27.10	(661,663)	28.87	(312,913)	31.20
Outstanding at end of year	2,458,978	$24.22	1,994,111	$29.05	1,913,397	$28.83

(1)

As disclosed in Note 1, a 1-for-10 reverse stock split of the Company’s outstanding shares of common stock and a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio became effective on June 30, 2020. All shares and per share amounts have been retroactively adjusted for the prior periods presented to give effect to this reverse stock split.

(2)

Outstanding shares at the end of the year include 6.7 million shares of awards granted in 2020 that will be settled in cash in 2023. These awards are remeasured to fair value at each reporting period. The remeasurement impact was not material in 2020.

As of December 26, 2020, there was approximately $24 million of total unrecognized compensation expense related to the performance-based long-term incentive program. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 1.8 years. Forfeitures in the table above include adjustments to the share impact of anticipated performance achievement. Of the 2.5 million shares outstanding at year end, the Company estimates that 2.5 million shares will vest. The total fair value of shares at the time they vested during 2020 was $3.4 million.

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

THE ODP CORPORATION

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

	Pension Benefits		Other Benefits
(In millions)	2020	2019	2020	2019
Changes in projected benefit obligation:
Obligation at beginning of period	$906	$880	$13	$12
Service cost	—	7	—	—
Interest cost	28	36	—	—
Assumption changes	—	—	1	1
Actuarial loss	68	91	—	—
Currency exchange rate change	—	—	1	1
Benefits paid	(78)	(108)	(1)	(1)
Obligation at end of period	$924	$906	$14	$13
Change in plan assets:
Fair value of plan assets at beginning of period	$833	$780	$—	$—
Actual return on plan assets	130	159	—	—
Employer contribution	9	2	1	1
Benefits paid	(78)	(108)	(1)	(1)
Fair value of plan assets at end of period	894	833	—	—
Net liability recognized at end of period	$(30)	$(73)	$(14)	$(13)

The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company’s North America defined benefit pension and other postretirement benefit plans as of year-ends:

	Pension Benefits		Other Benefits
(In millions)	2020	2019	2020	2019
Noncurrent assets	$—	$—	$—	$—
Current liabilities	(2)	(2)	(1)	(1)
Noncurrent liabilities	(28)	(71)	(13)	(12)
Net amount recognized	$(30)	$(73)	$(14)	$(13)

Components of Net Periodic Cost (Benefit)

The components of net periodic cost (benefit) are as follows:

	Pension Benefits			Other Benefits
(In millions)	2020	2019	2018	2020	2019	2018
Service cost	$—	$7	$4	$—	$—	$—
Interest cost	28	36	35	—	—	1
Expected return on plan assets	(32)	(42)	(43)	—	—	—
Net periodic cost (benefit)	$(4)	$1	$(4)	$—	$—	$1

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) are as follows:

	Pension Benefits			Other Benefits
(In millions)	2020	2019	2018	2020	2019	2018
Accumulated other comprehensive loss (income) at beginning of year	$9	$35	$(2)	$—	$(1)	$—
Net loss (gain)	(30)	(26)	37	1	1	(1)
Accumulated other comprehensive loss (income) at end of year	$(21)	$9	$35	$1	$—	$(1)

Less than $1 million of the accumulated other comprehensive loss is expected to be recognized as components of net periodic cost during 2021.

Accumulated other comprehensive loss (income) as of year-ends 2020 and 2019 consist of net losses (gains).

Assumptions

The assumptions used in accounting for the Company’s plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted average assumptions used in the measurement of the Company’s benefit obligations as of year-ends:

				Other Benefits
	Pension Benefits			United States			Canada
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	2.27%	3.26%	4.31%	1.90%	2.80%	3.90%	2.50%	3.10%	3.90%

The following table presents the weighted average assumptions used in the measurement of net periodic benefit:

				Other Benefits
	Pension Benefits			United States			Canada
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	3.26%	4.31%	3.71%	2.80%	3.90%	3.30%	3.10%	3.90%	3.40%
Expected long-term rate of return on plan assets	5.16%	5.44%	5.28%	—%	—%	—%	—%	—%	—%

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

The expected long-term rates of return on plan assets assumptions are based on the weighted average of expected returns for the major asset classes in which the plans’ assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company’s investment strategy. The weighted average expected return on plan assets used in the calculation of net periodic pension cost for 2021 is 4.31%.

Obligation and costs related to the Canadian retiree health plan are impacted by changes in trend rates.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the assumed healthcare cost trend rates used in measuring the Company’s postretirement benefit obligations at year-ends:

	2020	2019	2018
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	6.10%	6.20%	6.40%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029	2029

A 1% change in the assumed healthcare cost trend rates would impact operating income by less than $1 million.

The Company reassessed the assumptions, including those related to mortality, to measure the North American pension and other postretirement benefit plan obligations at year end 2020, adopting the most applicable mortality tables and improvement factors released in 2020 by The Society of Actuaries’ Retirement Plan Experience Committee. In 2020, as a result of an increase in the mortality assumption, pension and other postretirement benefit plan obligations decreased by $10 million and less than $1 million, respectively. In 2019, as a result of a decrease in the mortality assumption, pension and other postretirement benefit plan obligations increased by $17 million and less than $1 million, respectively.

Plan Assets

The allocation of pension plan assets by category at year-ends is as follows:

	2020	2019
Cash	1%	1%
Common collective trust funds	99%	99%
	100%	100%

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

The investment policy for the pension plan assets allows for a broad range of asset allocations that permit the plans to de-risk in response to changes in funded position and market risks. The investment policy includes a general target asset allocation range of 27% to 37 % equity securities and 63% to 73% fixed income securities. The allocation range varies to be more weighted to fixed income securities as funded status increases. Occasionally, the Company may utilize futures or other financial instruments to alter the pension trust’s exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios.

The following table presents the pension plan assets by level within the fair value hierarchy at year-ends.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Fair Value Measurements 2020
Asset Category	Total	Assets Measured at NAV (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets measured at net asset value: (a)
Common collective trust funds:
U.S. small and mid-cap equity securities	$22	$22	$—	$—	$—
U.S. large cap equity securities	94	94	—	—	—
International equity securities	133	133	—	—	—
Corporate bonds	409	409	—	—	—
Government securities	214	214	—	—	—
Other fixed-income	3	3	—	—	—
Cash	13	13	—	—	—
Total common collective trust funds	888	888	—	—	—
Total plan assets measured at net asset value	888	888	—	—	—
Plan assets measured in the fair value hierarchy:
Cash	6	—	6	—	—
Total plan assets measured in the fair value hierarchy	6	—	6	—	—
Total plan assets	$894	$888	$6	$—	$—

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash Flows

Pension plan contributions include required statutory minimum amounts and, in some years, additional discretionary amounts. In 2020, the Company contributed $10 million to these pension plans. Pension contributions for the full year of 2021 are estimated to be $2 million. The Company may elect at any time to make additional voluntary contributions.

Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Anticipated benefit payments by year are as follows:

(In millions)	Pension Benefits	Other Benefits
2021	$77	$1
2022	74	1
2023	72	1
2024	69	1
2025	66	1
Next five years	283	4

THE ODP CORPORATION

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

(In millions)	2020	2019
Changes in projected benefit obligation:
Obligation at beginning of period	$236	$203
Service cost	—	—
Interest cost	5	6
Benefits paid	(8)	(10)
Actuarial loss	26	31
Currency translation	10	6
Obligation at end of period	269	236
Changes in plan assets:
Fair value of plan assets at beginning of period	312	282
Actual return on plan assets	41	29
Company contributions	2	2
Benefits paid	(8)	(10)
Currency translation	13	9
Fair value of plan assets at end of period	360	312
Net asset recognized at end of period	$91	$76

In the Consolidated Balance Sheets, the net funded amounts are classified as a non-current asset in the caption Other assets.

Components of Net Periodic Benefit

The components of net periodic benefit are presented below:

(In millions)	2020	2019	2018
Service cost	$—	$—	$—
Interest cost	5	6	6
Expected return on plan assets	(5)	(7)	(8)
Settlement gain	—	—	(1)
Net periodic pension benefit	$—	$(1)	$(3)

Included in Accumulated other comprehensive income was deferred income of $18 million and $8 million in 2020 and 2019, respectively.

Assumptions

Assumptions used in calculating the funded status and net periodic benefit included:

	2020	2019	2018
Expected long-term rate of return on plan assets	1.64%	1.76%	2.61%
Discount rate	1.40%	2.10%	3.00%
Inflation	2.70%	2.90%	3.10%

The long-term rate of return on assets assumption has been derived based on long-term UK government fixed income yields, having regard to the proportion of assets in each asset class. The funds invested in equities have been assumed to return 4.5% above the return on UK government securities of appropriate duration. A return equal to a 15-year AA bond index is assumed for funds invested in corporate bonds. Allowance is made for expenses of 0.17% of assets.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets

The allocation of Plan assets is as follows:

	2020	2019
Cash	1%	—%
Equity securities	14%	18%
Fixed-income securities	85%	82%
Total	100%	100%

A committee, comprised of representatives of the Company and of this plan, is responsible for establishing and overseeing the implementation of the investment policy for this plan. The plan’s investment policy and strategy are to ensure assets are available to meet the obligations to the beneficiaries and to adjust plan contributions accordingly. The plan trustees are also committed to reducing the level of risk in the plan over the long term, while retaining a return above that of the growth of liabilities. Matching investments are intended to provide a return similar to the increase in the plan liabilities. Growth investments are assets intended to provide a return in excess of the increase in liabilities. At December 26, 2020, the asset target allocation was in accordance with the investment strategy. Asset-class allocations within the ranges are continually evaluated based on expectations for future returns, the funded position of the plan and market risks.

The following table presents the pension plan assets by level within the fair value hierarchy.

(In millions)	Fair Value Measurements 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$3	$3	$—	$—
Equity securities
Developed market equity funds	11	11	—	—
Emerging market equity funds	4	4	—	—
Mutual funds real estate	20	—	—	20
Mutual funds	14	—	14	—
Total equity securities	49	15	14	20
Fixed-income securities
UK debt funds	140	—	140	—
Liability term matching debt funds	130	—	130	—
Emerging market debt fund	1	—	1	—
High yield debt	37	—	37	—
Total fixed-income securities	308	—	308	—
Total	$360	$18	$322	$20

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Fair Value Measurements 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1	$1	$—	$—
Equity securities
Developed market equity funds	8	8	—	—
Emerging market equity funds	4	4	—	—
Mutual funds real estate	18	—	—	18
Mutual funds	25	—	25	—
Total equity securities	55	12	25	18
Fixed-income securities
UK debt funds	107	—	107	—
Liability term matching debt funds	128	—	128	—
Emerging market debt fund	1	—	1	—
High yield debt	20	—	20	—
Total fixed-income securities	256	—	256	—
Total	$312	$13	$281	$18

The following is a reconciliation of the change in fair value of the pension plan assets calculated based on Level 3 inputs:

(In millions)	Total
Balance at December 28, 2019	$18
Net purchases	1
Currency translation	1
Balance at December 26, 2020	$20

Cash Flows

Anticipated benefit payments for the UK pension plan, at 2020 year-end exchange rates, are as follows:

(In millions)	Benefit Payments
2021	$9
2022	9
2023	9
2024	10
2025	10
Next five years	53

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ODP and OfficeMax previously sponsored non-qualified deferred compensation plans that allowed certain employees, who were limited in the amount they could contribute to their respective 401(k) plans, to defer a portion of their earnings and receive a Company matching amount. Both plans are closed to new contributions.

In connection with the acquisition of CompuCom, the Company assumed responsibility for sponsoring CompuCom’s defined contribution 401(k) matched savings plan (covering substantially all of the United States associates) and the defined contribution registered pension plan (covering substantially all of the Canadian associates).

Compensation expense for the Company’s contributions to these retirement savings plans was $19 million in 2020, $25 million in 2019 and $26 million in 2018.

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

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company recognized asset impairment charges of $431 million, $56 million and $7 million in 2020, 2019 and 2018, respectively. Of the asset impairment charges in 2020, $363 million was related to impairment of goodwill in the CompuCom and Contract reporting units and other intangible assets, $48 million was related to impairment of operating lease ROU assets associated with the Company’s retail store locations, and the remainder was related to impairment of fixed assets and a cost method investment. Of the asset impairment charges in 2019, $46 million was related to the impairment of operating lease ROU assets associated with the Company’s retail store locations, $8 million was related to impairment of fixed assets at these retail store locations, and the remaining $2 million related to write-down of intangible assets that are not currently used. All impairment charges discussed in the sections below are presented in Asset impairments in the Consolidated Statements of Operations.

The Company regularly reviews retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses input from retail operations and accounting and finance personnel. These inputs include management’s best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, by their nature, include judgments about how current initiatives will impact future performance. The assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of the Company’s restructuring programs, including the probability of closure at the retail store level. While it is generally understood that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. These assumptions reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. The Company also analyzed the impact of the COVID-19 pandemic on store asset recoverability. Due to the nature of products sold, the retail stores were considered to be essential by most local jurisdictions and as a result, the substantial majority of these retail stores have remained open and operational with the appropriate safety measures in place since the beginning of the COVID-19 outbreak, including a curbside pickup option. Since late in the first quarter of 2020, the Company has temporarily reduced retail location hours by two hours daily, which continues to be in effect at the majority of its retail locations. The Company’s recoverability assessment included evaluating the impact of these developments.

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the 2020 impairment calculation were discounted at a weighted average discount rate of 8%. For the fourth quarter 2020 calculation, a 100-basis-point decrease in next year sales combined with a 50-basis-

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

point decrease in next year gross margin would have increased the impairment by approximately $1 million. Further, a 100-basis-point decrease in sales for all future periods would increase the impairment by less than $1 million.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There is uncertainty regarding the impact of the COVID-19 pandemic on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of 2020, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets, including those related to the CompuCom and Contract reporting units which were negatively impacted by the COVID-19 pandemic, as discussed in Note 9. The Company did not identify any impairment indicators for these long-lived assets as of December 26, 2020 and as a result there were no associated impairment charges. Refer to Note 9 for additional information about the impairment charges related to goodwill and other intangible assets.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying amounts because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	December 26,		December 28,
	2020		2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Timber notes receivable	$—	$—	$819	$819
Company-owned life insurance	147	147	91	91
Financial liabilities:
Recourse debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	100	100	—	—
Term Loan, due 2022	—	—	393	409
Revenue bonds, due in varying amounts periodically through 2029	176	177	186	186
American & Foreign Power Company, Inc. 5% debentures, due 2030	15	14	15	14
Non-recourse debt — Timber notes	—	—	735	735

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Timber notes receivable: Fair value is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 measure). The Timber notes receivable matured on January 29, 2020. Refer to Note 10 for additional information about the Timber notes receivable.

•

Company-owned life insurance: In connection with the 2013 OfficeMax merger, the Company acquired company-owned life insurance policies on certain former employees. The fair value of the company-owned life insurance policies is derived using determinable net cash surrender value, which is the cash surrender value less any outstanding loans (Level 2 measure). As disclosed in Note 11, all outstanding loans associated with company-owned life insurance policies were repaid during the second quarter of 2020. The carrying amounts of the company-owned life insurance policies are included in Other assets in the Consolidated Balance Sheets.

•

Recourse debt: Recourse debt, for which there were no transactions on the measurement date, was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure). The carrying amount of the New Facilities loans under the Third

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amended Credit Agreement approximates fair value because the interest rates vary with market interest rates. The Term Loan Credit Agreement originally due in 2022 was repaid in full and terminated in April 2020. Refer to Note 11 for additional information about the Third Amended Credit Agreement and the Term Loan Credit Agreement.

•

Non-recourse debt: Fair value is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 measure). The Non-recourse debt matured on January 29, 2020. Refer to Note 10 for additional information about the Non-recourse debt.

NOTE 17. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has a paper purchase agreement with Boise White Paper, L.L.C. (“Boise Paper”) under which it agreed to purchase office paper from Boise Paper and Boise Paper has agreed to supply office paper to the Company, subject to the terms and conditions of the paper purchase agreement. Under the agreement, the Company has committed to purchase a portion of its paper product offering from Boise Paper. Purchases under the agreement were $326 million in 2020, $541 million in 2019 and $531 million in 2018.

INDEMNIFICATIONS

Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 26, 2020, the Company is not aware of any material liabilities arising from these indemnifications. Additionally, the Company retains certain guarantees in place with respect to the liabilities or obligations of the European Business and remains contingently liable for these obligations. However, the Purchaser must indemnify and hold the Company harmless for any losses in connection with these guarantees. The Company currently does not believe it is probable it would be required to perform under any of these guarantees or any of the underlying obligations.

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

In addition to the foregoing, OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of December 26, 2020, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, the Company’s estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

NOTE 18. DISCONTINUED OPERATIONS

In the third quarter of 2016, the Company’s Board of Directors approved a plan to sell substantially all of the operations of the former International Division through four disposal groups (Europe, South Korea, Oceania and mainland China). Collectively, these dispositions represent a strategic shift that had a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. As of the end of fiscal 2018, the sale of the International Operations was complete, and there

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are no further discontinued operations in 2020 and 2019. As part of the disposition of its European business operations, the Company retained responsibility for the frozen defined benefits pension plan in the United Kingdom, which is included in continuing operations.

The sale and purchase agreement related to the disposition of the European business operations contains customary warranties of the Company and the purchaser, with the Company’s warranties limited to an aggregate of EUR 10 million. The Company monitors its estimated exposure to liabilities under the warranties under the sales and purchase agreement, and as of December 26, 2020, the Company believes it has made adequate provisions for its potential exposures related to these warranties, which have contractually expired subsequently as of December 31, 2020 with no claims from the purchaser. In addition, the Company retains certain guarantees in place with respect to the liabilities or obligations of the European Business and remains contingently liable for these obligations. However, the Purchaser must indemnify and hold the Company harmless for any losses in connection with these guarantees. The Company currently does not believe it is probable it would be required to perform under any of these guarantees or any of the underlying obligations.

The major components of Discontinued operations, net of tax presented in the Consolidated Statements of Operations are presented below.

(In millions)	2018
Sales	$115
Cost of goods sold and occupancy costs	88
Operating expenses	21
Restructuring charges	1
Other expense, net	(1)
Net increase of loss on discontinued operations held for sale	(1)
Net loss on sale of discontinued operations	(4)
Income tax benefit	(6)
Discontinued operations, net of tax	$5

NOTE 19. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 26, 2020*
Net sales	$2,725	$2,158	$2,539	$2,288
Gross profit	629	416	590	497
Operating income (loss) (1)	80	(456)	102	21
Net income (loss)	45	(439)	57	18
Net earnings (loss) per share (2)
Basic	$0.86	$(8.34)	$1.07	$0.35
Diluted	$0.84	$(8.34)	$1.04	$0.34

*	Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.
(1)

Includes Merger and restructuring expenses, net totaling $16 million, $65 million, $26 million and $15 million in the first, second, third and fourth quarters of 2020, respectively. The first, second, third and fourth quarters of 2020 also include asset impairments of $12 million, $401 million, $10 million and $8 million, respectively.

(2

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

)

The sum of the quarterly earnings per share does not equal the annual earnings per share due to differences in quarterly and annual weighted-average shares outstanding. As disclosed in Note 1, a 1-for-10 reverse stock split of the Company’s outstanding shares of common stock and a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio became effective on June 30, 2020. All per share amounts have been retroactively adjusted for the prior periods presented to give effect to this reverse stock split.

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 28, 2019*
Net sales	$2,769	$2,588	$2,782	$2,508
Gross profit	641	585	667	571
Operating income (loss) (3)	24	(15)	108	74
Net income (loss)	8	(24)	60	55
Net earnings (loss) per share (4)
Basic	$0.14	$(0.43)	$1.09	$1.01
Diluted	$0.14	$(0.43)	$1.09	$1.00

*	Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.
(3)

Includes Merger and restructuring expenses, net totaling $14 million, $69 million, $22 million and $11 million in the first, second, third and fourth quarters of 2019, respectively. The first, second, third and fourth quarters of 2019 also include asset impairments of $29 million, $16 million, $5 million and $6 million, respectively.

(4)

The sum of the quarterly earnings per share does not equal the annual earnings per share due to differences in quarterly and annual weighted-average shares outstanding. As disclosed in Note 1, a 1-for-10 reverse stock split of the Company’s outstanding shares of common stock and a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio became effective on June 30, 2020. All per share amounts have been retroactively adjusted for the prior periods presented to give effect to this reverse stock split.

NOTE 20. SUBSEQUENT EVENTS

On January 11, 2021, the Company received a proposal from USR Parent, Inc., the parent company of Staples and a portfolio company of Sycamore Partners, to acquire 100% of the Company’s issued and outstanding stock for $40.00 per share in cash (the “Proposal”). After careful review and consideration of the Proposal and in consultation with the Company’s financial and legal advisors, the Board of Directors of the Company unanimously concluded that there is a more compelling path forward to create value for the Company and its shareholders than the potential transaction described in the Proposal. On January 19, 2021, the Company filed its statement on Schedule 14D-9 with the SEC containing the Board of Director’s recommendation. The Company anticipates that it will incur significant legal and other expenses throughout this process. For further discussion, see the section entitled “Risk Factors” within Other Key Information in this Annual Report. Also, on January 19, 2021, the Board of Directors of the Company announced that as a result of a business review of CompuCom, management has initiated a process to explore a value-maximizing sale of the Company’s CompuCom Division to maximize CompuCom’s full potential and drive forward its future value and success.

In January 2021, the Company acquired BuyerQuest, a business services software company in the U.S., in connection with its strategic transformation into an integrated B2B distribution platform for approximately $62 million, subject to customary post-closing adjustments. The purchase consideration for BuyerQuest includes approximately $52 million paid at closing, funded with cash on hand and the issuance of 827,498 shares of the Company’s common stock, and up to $10 million contingent consideration that will be payable over a two-year period subject to BuyerQuest meeting certain performance conditions. Also, in February 2021, the Company also acquired a small independent regional office supply distribution business in the U.S.

FORM 10-K CROSS-REFERENCE INDEX

(a)	Refer to Part IV — Item 15 of this Annual Report.