Form 10-Q
period 2021-03-27
ODP Corp
filed 2021-05-05
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2021

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At April 28, 2021, there were 54,747,823 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

TABLE OF CONTENTS

The order and presentation of this Quarterly Report on Form 10-Q differ from that of the traditional U.S. Securities and Exchange Commission (“SEC”) Form 10-Q format. We believe that our format better presents the relevant sections of this document and enhances readability. See “Form 10-Q Cross-Reference Index” within Other Information for a cross-reference index to the traditional SEC Form 10-Q format.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 27,	March 28,
	2021	2020
Sales:
Products	$2,051	$2,337
Services	315	388
Total sales	2,366	2,725
Cost of goods and occupancy costs:
Products	1,609	1,828
Services	223	268
Total cost of goods and occupancy costs	1,832	2,096
Gross profit	534	629
Selling, general and administrative expenses	453	521
Asset impairments	12	12
Merger, restructuring and other operating expenses, net	14	16
Operating income	55	80
Other income (expense):
Interest income	—	3
Interest expense	(7)	(18)
Other income, net	11	1
Income before income taxes	59	66
Income tax expense	6	21
Net income	$53	$45
Earnings per share
Basic	$0.99	$0.86
Diluted	$0.95	$0.84

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in The ODP Corporation Annual Report on Form 10-K filed on February 24, 2021 (the “2020 Form 10-K”).

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	13 Weeks Ended
	March 27, 2021	March 28, 2020
Net income	$53	$45
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	5	(41)
Other	—	(1)
Total other comprehensive income (loss), net of tax, where applicable	5	(42)
Comprehensive income	$58	$3

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	March 27,	December 26,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$753	$729
Receivables, net	687	631
Inventories	929	930
Prepaid expenses and other current assets	75	65
Total current assets	2,444	2,355
Property and equipment, net	546	576
Operating lease right-of-use assets	1,096	1,170
Goodwill	677	609
Other intangible assets, net	357	357
Deferred income taxes	156	162
Other assets	322	329
Total assets	$5,598	$5,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$959	$919
Accrued expenses and other current liabilities	1,141	1,138
Income taxes payable	6	12
Short-term borrowings and current maturities of long-term debt	23	24
Total current liabilities	2,129	2,093
Deferred income taxes and other long-term liabilities	201	197
Pension and postretirement obligations, net	41	43
Long-term debt, net of current maturities	344	354
Operating lease liabilities	923	991
Total liabilities	3,638	3,678
Commitments and contingencies
Stockholders' equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 64,604,629 at March 27, 2021 and 62,551,255 at December 26, 2020; outstanding shares — 54,747,436 at March 27, 2021 and 52,694,062 at December 26, 2020	1	1
Additional paid-in capital	2,697	2,675
Accumulated other comprehensive loss	(27)	(32)
Accumulated deficit	(356)	(409)
Treasury stock, at cost — 9,857,193 shares at March 27, 2021 and December 26, 2020	(355)	(355)
Total stockholders' equity	1,960	1,880
Total liabilities and stockholders’ equity	$5,598	$5,558

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	13 Weeks Ended
	March 27,	March 28,
	2021	2020
Cash flows from operating activities:
Net income	$53	$45
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46	49
Charges for losses on receivables and inventories	7	8
Asset impairments	12	12
Compensation expense for share-based payments	10	7
Deferred income taxes and deferred tax asset valuation allowances	6	24
Changes in working capital and other operating activities	(48)	43
Net cash provided by operating activities	86	188
Cash flows from investing activities:
Capital expenditures	(13)	(25)
Businesses acquired, net of cash acquired	(28)	(18)
Proceeds from collection of notes receivable	—	818
Other investing activities	8	1
Net cash provided by (used in) investing activities	(33)	776
Cash flows from financing activities:
Net payments on long and short-term borrowings	(6)	(25)
Debt retirement	—	(735)
Cash dividends on common stock	—	(13)
Share purchases for taxes, net of proceeds from employee share-based transactions	(23)	(4)
Repurchase of common stock for treasury	—	(30)
Other financing activities	(1)	(1)
Net cash used in financing activities	(30)	(808)
Effect of exchange rate changes on cash and cash equivalents	1	(12)
Net increase in cash and cash equivalents	24	144
Cash, cash equivalents and restricted cash at beginning of period	729	700
Cash, cash equivalents and restricted cash at end of period	$753	$844
Supplemental information on non-cash investing and financing activities
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$3
Right-of-use assets obtained in exchange for new operating lease liabilities	11	54
Business acquired in exchange for common stock issuance	35	—

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

	13 Weeks Ended March 27, 2021
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 26, 2020	62,551,255	$1	$2,675	$(32)	$(409)	$(355)	$1,880
Net income	—	—	—	—	53	—	53
Other comprehensive income	—	—	—	5	—	—	5
Exercise and release of incentive stock (including income tax benefits and withholding)	1,225,876	—	(23)	—	—	—	(23)
Amortization of long-term incentive stock grants	—	—	10	—	—	—	10
Common stock issuance related to the BuyerQuest acquisition	827,498	—	35	—	—	—	35
Balance at March 27, 2021	64,604,629	$1	$2,697	$(27)	$(356)	$(355)	$1,960

	13 Weeks Ended March 28, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 28, 2019	62,042,477	$1	$2,652	$(66)	$(89)	$(325)	$2,173
Net income	—	—	—	—	45	—	45
Other comprehensive loss	—	—	—	(42)	—	—	(42)
Exercise and release of incentive stock (including income tax benefits and withholding)	426,591	—	(4)	—	—	—	(4)
Amortization of long-term incentive stock grants	—	—	7	—	—	—	7
Dividends paid on common stock ($0.25 per share)	—	—	(13)	—	—	—	(13)
Repurchase of common stock	—	—	—	—	—	(30)	(30)
Adjustment for adoption of accounting standard	—	—	—	—	(1)	—	(1)
Balance at March 28, 2020	62,469,068	$1	$2,642	$(108)	$(45)	$(355)	$2,135

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The ODP Corporation, including its consolidated subsidiaries (“ODP” or the “Company”), is a leading provider of business services and supplies, products and digital workspace technology solutions to small, medium-sized and enterprise businesses. The Company operates through its direct and indirect subsidiaries and maintains a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 1,146 retail stores, all supported by supply chain facility and delivery operations. Through its banner brands Office Depot®, OfficeMax®, CompuCom® and Grand & Toy®, as well as others, the Company offers its customers the tools and resources they need to focus on starting, growing and running their business. The Company’s corporate headquarters is located in Boca Raton, FL, and its primary website is www.officedepot.com.

At March 27, 2021, the Company had three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and CompuCom Division.

The Condensed Consolidated Financial Statements as of March 27, 2021, and for the 13-week period ended March 27, 2021 (also referred to as the “first quarter of 2021”) and March 28, 2020 (also referred to as the “first quarter of 2020”) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Business acquisitions in 2020 and 2021 are included prospectively from the date of acquisition, thus affecting the comparability of the Company’s financial statements for all periods presented in this report on Form 10-Q.

The Company has prepared the Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the SEC. Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to those SEC rules and regulations. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a better understanding of the Company and its Condensed Consolidated Financial Statements, the Company recommends reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements, which are included in the Company’s 2020 Form 10-K. These interim results are not necessarily indicative of the results that should be expected for the full year.

After obtaining approval of the Company’s shareholders on May 11, 2020, the Company’s Board of Directors determined to set a reverse stock split ratio of 1-for-10 for a reverse stock split of the Company’s outstanding shares of common stock, and a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio. The reverse stock split was effective on June 30, 2020. All share and per share amounts in the Company’s Condensed Consolidated Financial Statements and notes thereto have been retroactively adjusted for the prior period presented to give effect to this reverse stock split.

CASH MANAGEMENT

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Amounts not yet presented for payment to zero balance disbursement accounts of $12 million and $23 million at March 27, 2021 and December 26, 2020, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

At March 27, 2021 and December 26, 2020, cash and cash equivalents held outside the United States amounted to $144 million and $159 million, respectively.

Restricted cash consists primarily of short-term cash deposits having original maturity dates of twelve months or less that serve as collateral to certain of the Company’s letters of credit. Restricted cash is valued at cost, which approximates fair value. There was no restricted cash at both March 27, 2021 and December 26, 2020.

NEW ACCOUNTING STANDARDS

Standards that were adopted:

Defined benefit plan: In August 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The Company adopted this accounting standards update on the first day of the first quarter of 2021 with no material impact on its Condensed Consolidated Financial Statements.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Income Taxes: In December 2019, the FASB issued an accounting standards update that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The accounting standards update also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this accounting standards update on the first day of the first quarter of 2021 with no material impact on its Condensed Consolidated Financial Statements.

NOTE 2. ACQUISITIONS

Since 2017, the Company has been undergoing a strategic business transformation to pivot into an integrated B2B distribution platform, with the objective of expanding its product offerings to include value-added services for its customers and capture greater market share. As part of this transformation, the Company is evolving its B2B business to include a new digital procurement platform focused on transforming the B2B procurement and sourcing industry. On January 29, 2021, in connection with the Company’s development efforts in this area, the Company acquired BuyerQuest Holdings, Inc. (“BuyerQuest”), a business services software company with an eProcurement platform for approximately $71 million, subject to customary post-closing adjustments. The purchase consideration for BuyerQuest includes $61 million paid at closing, funded with $26 million of cash on hand and the issuance of 827,498 shares of the Company’s common stock, and up to $10 million contingent consideration that will be payable over a two-year period subject to BuyerQuest meeting certain performance conditions.

As part of its transformation, the Company continues to acquire profitable regional office supply distribution businesses to expand its reach and distribution network into geographic areas that were previously underserved. During the first quarter of 2021, the Company acquired one small independent regional office supply distribution business for approximately $2 million funded with cash on hand, subject to customary post-closing adjustments.

The acquisitions were treated as purchases in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transactions including goodwill and other intangible assets. The Company has performed a preliminary purchase price allocation of the aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transactions. The preliminary purchase price allocation for BuyerQuest includes $6 million of technology intangible assets and $67 million of goodwill. The preliminary purchase price allocation for the acquired office supply distribution business includes $1 million of goodwill. An immaterial amount of the aggregate purchase price was allocated to working capital accounts. These assets and liabilities are included in the Condensed Consolidated Balance Sheet as of March 27, 2021. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the dates of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of the acquired businesses are combined with the Company’s operating results subsequent to their purchase dates. The operating results of the acquired office supply distribution business are included in the Business Solutions Division, and the operating results of BuyerQuest are included in Other, as described in Note 5. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses, individually and in the aggregate, are not material to the Company.

Based on new information received, the preliminary purchase price allocations of the companies acquired in 2020 have been adjusted during the respective measurement periods. These adjustments were insignificant individually and in the aggregate to the Company’s Condensed Consolidated Financial Statements. The measurement periods for acquisitions completed in the first quarter of 2020 closed within the first quarter of 2021.

Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred. Instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger, restructuring and other operating expenses, net line in the Condensed Consolidated Statements of Operations. Refer to Note 3 for additional information about the merger, restructuring and other operating expenses incurred during the first quarter of 2021.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 3. MERGER, RESTRUCTURING AND OTHER ACTIVITY

Since 2017, the Company has taken actions to optimize its asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger, restructuring and other operating expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income. The table below summarizes the major components of Merger, restructuring and other operating expenses, net.

	First Quarter
(In millions)	2021	2020
Merger and transaction related expenses
Transaction and integration	$1	$7
Total Merger and transaction related expenses	1	7
Restructuring expenses
Severance	1	—
Professional fees	1	6
Facility closure, contract termination, and other expenses, net	9	3
Total Restructuring expenses	11	9
Other operating expenses
Professional fees	2	—
Total Other operating expenses	2	—
Total Merger, restructuring and other operating expenses, net	$14	$16

MERGER AND TRANSACTION RELATED EXPENSES

In the first quarters of 2021 and 2020, the Company incurred $1 million and $7 million of transaction and integration expenses, respectively. These expenses include legal, accounting, and other third-party expenses incurred in connection with acquisitions and business integration activities primarily related to the CompuCom Division in the first quarter of 2020, and to other acquisitions in the first quarter of 2021.

RESTRUCTURING EXPENSES

Maximize B2B Restructuring Plan

In May 2020, the Company’s Board of Directors approved a restructuring plan to realign the Company’s operational focus to support its “business-to-business” solutions and IT services business units and improve costs (“Maximize B2B Restructuring Plan”). Implementation of the Maximize B2B Restructuring Plan is expected to be substantially completed by the end of 2023. The Maximize B2B Restructuring Plan aims to generate savings through optimizing the Company’s retail footprint, removing costs that directly support the Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of the Company’s business-to-business platform. The plan is broader than restructuring programs the Company has implemented in the past and includes closing and/or consolidating retail stores and distribution facilities and the reduction of up to 13,100 employee positions by the end of 2023. The Company is evaluating the number and timing of retail store and distribution facility closures and/or consolidations, however, it is generally understood that closures will approximate the store’s lease termination date. The Company closed 7 retail stores under the Maximize B2B Restructuring Plan during the first quarter of 2021. The Company had closed 70 retail stores and two distribution facilities prior to the first quarter of 2021 under the Maximize B2B Restructuring Plan. It is anticipated that additional retail stores will be closed in 2021. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $143 million, comprised of:

(a)	severance costs of approximately $55 million;
(b)	facility closure costs of approximately $51 million, which are mainly related to retail stores; and
(c)	other costs, including contract termination costs, to facilitate the execution of the Maximize B2B Restructuring Plan of approximately $37 million.

The total costs of up to $143 million above are expected to be cash expenditures through 2023 and funded primarily with cash on hand and cash from operations. The Company incurred $92 million in restructuring expenses to implement the Maximize B2B Restructuring Plan since its inception in 2020 through the end of the first quarter of 2021, of which $33 million were cash expenditures funded primarily with cash on hand and cash from operations.

In the first quarter of 2021, the Company incurred $11 million in restructuring expenses associated with the Maximize B2B Restructuring Plan which consisted of $1 million in employee severance, $1 million in third-party professional fees, and $9 million of

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

facility closure, contract termination and other costs. The facility closure costs were mainly related to retail store closure accruals, and other costs mainly related to gains and losses on asset dispositions, and accelerated depreciation. Of these amounts, $5 million were cash expenditures in the first quarter of 2021.

Other

Included in restructuring expenses in the first quarter of 2020 were costs incurred in connection with the Business Acceleration Program, a program which was announced in 2019 and concluded at the end of 2020. These costs included third-party professional fees, retail and facility closure costs and other.

OTHER OPERATING EXPENSES

CompuCom strategic alternatives review

In January 2021, the Company’s Board of Directors announced that as a result of a business review of CompuCom, management has initiated a process to explore a value-maximizing sale of the Company’s CompuCom Division to maximize CompuCom’s full potential and drive forward its future value and success. The Company incurred $1 million in third-party professional fees associated with exploring the sale of CompuCom in the first quarter of 2021.

USR Parent, Inc. proposals

During the first quarter of 2021, the Company received two proposals from USR Parent, Inc., the parent company of Staples Inc. and a portfolio company of Sycamore Partners, to acquire 100% of the Company’s issued and outstanding stock or certain assets of the Company. After careful review and consideration of the proposals and in consultation with the Company’s financial and legal advisors, the Company’s Board of Directors unanimously concluded that the transactions described in the proposals were not in the best interest of the Company and its shareholders, and that there was a more compelling path forward to create value. The Company filed statements on Schedule 14D-9 with the SEC on January 19, 2021 and March 15, 2021 containing its Board of Directors’ recommendation. The Company incurred $1 million in third-party professional fees related to the evaluation of USR Parent, Inc.’s proposals in the first quarter of 2021, including expenses incurred in connection with a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”), which is conducting an investigation of USR Parent, Inc.’s proposals.

On March 31, 2021, USR Parent, Inc. publicly announced that it decided to defer the March 2021 launch of a tender offer for the Company’s common stock while reserving the right to commence one in the future. The Company has received no additional communications from USR Parent, Inc. since USR Parent Inc.’s March 31 public communication. Accordingly, in order to relieve the Company from the continuation of a costly and burdensome process, the FTC has agreed to defer requiring further responses from the Company unless and until USR Parent, Inc. formally launches a tender offer or the parties execute a negotiated agreement. Additionally, on May 4, 2021 the Canadian Competition Bureau (the “Bureau”) advised the Company that it has determined that USR Parent, Inc.’s proposed acquisition of the Company would likely result in a substantial lessening or prevention of competition in the sale of business essentials to enterprise customers in Canada. While it is not known for certain what the Bureau would do if USR Parent, Inc. actually launches a tender offer in the future, the Bureau’s determination signals that the Bureau would likely challenge the acquisition. The Company cannot be certain that USR Parent, Inc. will not commence a tender offer in the future. The Company anticipates that it will incur additional significant legal and other expenses in the future if USR Parent, Inc. pursues a tender offer.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

MERGER, RESTRUCTURING AND OTHER ACCRUALS

The activity in the merger, restructuring and other accruals in the first quarter of 2021 is presented in the table below. Certain merger, restructuring and other charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

	Balance as of			Balance as of
	December 26,	Charges	Cash	March 27,
(In millions)	2020	Incurred	Payments	2021
Termination benefits:
Maximize B2B Restructuring Plan	30	—	(2)	28
Business Acceleration Program	8	—	—	8
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	1	—	—	1
Maximize B2B Restructuring Plan	10	5	(3)	12
Business Acceleration Program	1	—	(1)	—
Comprehensive Business Review	2	—	—	2
CompuCom strategic alternatives review	—	1	—	1
USR Parent, Inc. proposals	—	1	—	1
Total	$52	$7	$(6)	$53

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.

NOTE 4. REVENUE RECOGNITION

PRODUCTS AND SERVICES REVENUE

The following table provides information about disaggregated revenue by Division, and major products and services categories.

	First Quarter of 2021
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$574	$361	$—	$2	$937
Technology	309	439	49	—	797
Furniture and other	175	138	—	4	317
Services
Technology	—	6	146	(2)	150
Copy, print, and other	69	95	1	—	165
Total	$1,127	$1,039	$196	$4	$2,366

	First Quarter of 2020
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$754	$420	$—	$2	$1,176
Technology	317	482	63	—	$862
Furniture and other	176	122	—	1	$299
Services
Technology	—	9	169	(3)	$175
Copy, print, and other	87	123	3	—	$213
Total	$1,334	$1,156	$235	$—	$2,725

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

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts in the first quarters of 2021 and 2020.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and deferred revenue is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of March 27, 2021 and December 26, 2020, the Company had $11 million and $12 million of deferred revenue related to the loyalty program, respectively, which is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	March 27,	December 26,
(In millions)	2021	2020
Trade receivables, net	$548	$501
Short-term contract assets	17	15
Long-term contract assets	14	15
Short-term contract liabilities	55	50
Long-term contract liabilities	3	4

In the first quarters of 2021 and 2020, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $22 million and $18 million in the first quarters of 2021 and 2020, respectively, which were included in the short-term contract liability balance at the beginning of each respective period. The Company recognized no contract assets and $2 million of contract liabilities in the first quarter of 2021 as a result of business combinations. There were no contract assets and liabilities that were recognized in the first quarter 2020 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of each respective period that transferred to receivables in the first quarters of 2021 and 2020.

A majority of the purchase orders and statements of work related to contracts with customers require delivery of the product or service within one year or less. For certain service contracts that exceed one year, the Company recognizes revenue at the amount to which it has the right to invoice for services performed. Accordingly, the Company has applied the optional exemption provided by the current revenue recognition standard relating to unsatisfied performance obligations and does not disclose the value of unsatisfied performance obligations for its contracts.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

COSTS TO OBTAIN A CONTRACT

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be capitalized. These costs are periodically reviewed for impairment, and are amortized on a straight-line basis over the expected period of benefit. As of March 27, 2021 and December 26, 2020, capitalized acquisition costs amounted to $31 million and $30 million, respectively, and are reflected in short-term contract assets and long-term contract assets in the table above. In the first quarters of 2021 and 2020, amortization expense was $6 million and $7 million, respectively. The Company had no asset impairment charges related to contract assets in the periods presented herein. There is uncertainty regarding the impacts of COVID-19, the novel coronavirus disease that was declared a pandemic by the World Health Organization on March 11, 2020, on the global and national economies, which could negatively affect the Company’s customers and result in future impairments of contract assets.

NOTE 5. SEGMENT INFORMATION

At March 27, 2021, the Company had three reportable segments: Business Solutions Division, Retail Division and CompuCom Division. The Business Solutions Division sells nationally branded as well as the Company’s private branded office supply and adjacency products and services to customers in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites. The Retail Division includes a chain of retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which sell office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offer business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are also facilitated through the Company’s regional print production centers. The CompuCom Division provides IT services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including technology lifecycle management, end user computing and collaboration, service desk, remote technology monitoring and management, and IT workforce solutions.

The retained global sourcing operations previously included in the former International Division are not significant and have been presented as Other. The operating results of BuyerQuest are not significant in the first quarter of 2021 and are included in Other since its acquisition on January 29, 2021. Also included in Other is the elimination of intersegment revenues of $4 million for both the first quarter of 2021 and the first quarter of 2020.

The products and services offered by the Business Solutions Division and the Retail Division are similar, but the CompuCom Division’s offerings are focused on IT services and related products. The Company’s three operating segments are its three reportable segments. The Business Solutions Division, the Retail Division and the CompuCom Division are managed separately as they represent separate channels in the way the Company serves its customers. The accounting policies for each segment are the same as those described in Note 1 of the 2020 Form 10-K. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Business Solutions Division, the Retail Division or the CompuCom Division, including asset impairments and merger, restructuring and other operating expenses, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities. In addition, the Company regularly evaluates the appropriateness of the reportable segments based on how the business is managed, including decision-making about resources allocation and assessing performance of the segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, the current reportable segments may change in the future.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following is a summary of sales and operating income (loss) by each of the Divisions and Other, reconciled to consolidated totals.

	Sales
	First Quarter
(In millions)	2021	2020
Business Solutions Division	$1,127	$1,334
Retail Division	1,039	1,156
CompuCom Division	196	235
Other	4	—
Total	$2,366	$2,725

	Division Operating Income (Loss)
	First Quarter
(In millions)	2021	2020
Business Solutions Division	$17	$40
Retail Division	100	87
CompuCom Division	(1)	3
Other	—	—
Total	$116	$130

A reconciliation of the measure of Division operating income to Consolidated income before income taxes is as follows:

	First Quarter
(In millions)	2021	2020
Total Divisions operating income	$116	$130
Add/(subtract):
Asset impairments	(12)	(12)
Merger, restructuring and other operating expenses, net	(14)	(16)
Unallocated expenses	(35)	(22)
Interest income	—	3
Interest expense	(7)	(18)
Other income, net	11	1
Income before income taxes	$59	$66

The components of goodwill by segment are provided in the following table:

	Business Solutions	Retail	CompuCom
(In millions)	Division	Division	Division	Other	Total
Balance as of December 26, 2020	$316	$78	$215	$—	$609
Acquisitions	1	—	—	67	68
Balance as of March 27, 2021	$317	$78	$215	$67	$677

Additions to goodwill relate to acquisitions made during the first quarter of 2021, as well as the impact of purchase accounting adjustments associated with 2020 acquisitions. As disclosed in Note 2, these adjustments were insignificant individually and in the aggregate to the Company’s Condensed Consolidated Financial Statements. Refer to Note 2 for additional information on the acquisitions made during the first quarter of 2021.

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. The most recent annual impairment assessment was performed during the fourth quarter of 2020, using a quantitative assessment for all reporting units. The quantitative assessment combined the income approach and the market approach valuation methodologies and concluded that the fair value of all the Company’s reporting units exceed their carrying amounts. The margin of passage for the CompuCom and Contract reporting units during this assessment were approximately 12%. The Contract reporting unit is a component of the Business Solutions Division segment. As of March 27, 2021, the Company believes, based on an evaluation of events and circumstances, that an interim impairment test has not been triggered and that its goodwill and indefinite-lived intangible assets continue to be recoverable for all reporting units.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The Company is monitoring the performance of its CompuCom and Contract reporting units which continued to experience the negative impacts of COVID-19 during the first quarter of 2021. The CompuCom and Contract reporting units’ operating performance and future outlook are in line with the Company’s forecasts used in determining the fair value estimates in the most recent quantitative annual impairment test. Accordingly, there are no impairment indicators identified for these reporting units as of March 27, 2021. The Company also did not identify indicators of impairment related to its other reporting units, which mainly serve consumers through its retail stores and eCommerce platform and have been performing in accordance with forecasts. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of the Company’s reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying amount, resulting in additional goodwill impairment charges.

NOTE 6. INCOME TAXES

During 2021 and 2020, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to limited international operations and improved operating results. As a result, the Company’s effective tax rates are 10% for the first quarter of 2021 and 32% for the first quarter of 2020. In the first quarter of 2021, the Company recognized a large tax windfall associated with stock-based compensation awards and recognized tax benefits due to an agreement reached with the IRS related to a prior tax position. These two factors along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions caused the Company’s effective tax rate to differ from the statutory rate of 21%. In addition, the Company is recognizing tax benefits due to an agreement reached with the IRS related to a prior tax position. The Company’s effective tax rate in the prior period has varied considerably as a result of several primary factors including the mix of income and losses across U.S. and non-U.S. jurisdictions, the impact of excess tax deficiencies associated with stock-based compensation awards and the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

The Company continues to have a U.S. valuation allowance for certain U.S. federal credits and state tax attributes, which relates to deferred tax assets that require certain types of income or for income to be earned in certain jurisdictions in order to be realized. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections could impact this evaluation in future periods.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years prior to 2018 and 2014, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal income tax examination, and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years prior to 2013. The Company’s U.S. federal income tax return for 2019 is currently under review. Generally, the Company is subject to routine examination for years 2013 and forward in its international tax jurisdictions.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. EARNINGS PER SHARE

As disclosed in Note 1, a 1-for-10 reverse stock split of the Company’s outstanding shares of common stock and a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio became effective on June 30, 2020. All share and per share amounts have been retroactively adjusted for the prior period presented to give effect to this reverse stock split. The following table represents the calculation of earnings per common share – basic and diluted:

	First Quarter
(In millions, except per share amounts)	2021	2020
Basic Earnings Per Share
Numerator:
Net income	$53	$45
Denominator:
Weighted-average shares outstanding	53	53
Basic earnings per share	$0.99	$0.86
Diluted Earnings Per Share
Numerator:
Net income	$53	$45
Denominator:
Weighted-average shares outstanding	53	53
Effect of dilutive securities:
Stock options and restricted stock	3	1
Diluted weighted-average shares outstanding	56	54
Diluted earnings per share	$0.95	$0.84

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were less than 1 million in the first quarters of 2021 and 2020, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

NOTE 8. DEBT

On April 17, 2020, the Company entered into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), which provides for a $1.2 billion asset-based revolving credit facility and a $100 million asset-based first-in, last-out term loan facility (the “FILO Term Loan Facility”), for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature on April 17, 2025. The Third Amended Credit Agreement replaced the Company’s then existing amended and restated credit agreement that was due to mature in May 2021.

As provided by the Third Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, cash value of company-owned life insurance policies, and certain specific real estate of the Company. At March 27, 2021, the Company had no revolving loans outstanding, $100 million of outstanding FILO Term Loan Facility loans, $54 million of outstanding standby letters of credit, and $946 million of available credit under the Third Amended Credit Agreement. The Company was in compliance with all applicable covenants at March 27, 2021.

NOTE 9. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 26, 2020	$(27)	$(5)	$(32)
Other comprehensive income activity	5	—	5
Balance at March 27, 2021	$(22)	$(5)	$(27)

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

TREASURY STOCK

In November 2018, the Board of Directors approved a stock repurchase program of up to $100 million of its common stock effective January 1, 2019, which extended until the end of 2020. In November 2019, the Board of Directors approved an increase in the authorization of the existing stock repurchase program of up to $200 million, which included the remaining authorized amount under the existing stock repurchase program and extended the program through the end of 2021. As a result of the continued economic uncertainty due to COVID-19, the Board of Directors temporarily suspended the stock repurchase program in May 2020, however, the stock repurchase authorization remained effective. In November 2020, the Board of Directors approved the resumption of the stock repurchase program beginning in the fourth quarter of 2020, which was set to run through the end of 2021.

The Company did not purchase any shares of its common stock in the first quarter of 2021. As of March 27, 2021, $130 million remains available for stock repurchases under the current stock repurchase program.

In May 2021, the Board of Directors approved a new stock repurchase program of up to $300 million, available through June 30, 2022, which replaces the current $200 million stock repurchase program. The new authorization may be suspended or discontinued at any time. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances.

At March 27, 2021, there were 10 million shares of common stock held in treasury. The Company’s Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 8 for additional information about the Company’s compliance with covenants.

DIVIDENDS ON COMMON STOCK

In May 2020, in order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, the Company’s Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of 2020. There was no quarterly cash dividend declared and paid in the first quarter of 2021. The Company’s quarterly cash dividend remains temporarily suspended. Prior to its temporary suspension, dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. The Company’s Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 8 for additional information about the Company’s compliance with covenants.

NOTE 10. EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – NORTH AMERICA

The components of net periodic pension benefit for the Company’s North America pension plans are as follows:

	First Quarter
(In millions)	2021	2020
Service cost	$—	$—
Interest cost	5	7
Expected return on plan assets	(7)	(8)
Net periodic pension benefit	$(2)	$(1)

During the first quarter of 2021, $1 million of cash contributions were made to the North America pension plans. The Company expects to make additional cash contributions of approximately $1 million to the North America pension plans during the remainder of 2021.

PENSION PLAN – UNITED KINGDOM

The components of net periodic pension benefit for the Company’s pension plan in the United Kingdom (“UK”) are as follows:

	First Quarter
(In millions)	2021	2020
Service cost	$—	$—
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Net periodic pension benefit	$—	$—

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The UK pension plan is in a net asset position. During the first quarter of 2021, cash contributions of $1 million were made to the UK pension plan. The Company is required to make an additional cash contribution of $1 million to the UK pension plan during the remainder of 2021.

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

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the first quarter of 2021, the Company recognized asset impairment charges of $12 million. Of the asset impairment charges in the first quarter of 2021, $10 million was related to impairment of operating lease right-of-use (“ROU”) assets associated with the Company’s retail store locations, and the remainder was related to impairment of fixed assets. All impairment charges discussed in the sections below are presented in Asset impairments in the Condensed Consolidated Statements of Operations.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the first quarter of 2021 impairment calculation were discounted at a weighted average discount rate of 8%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There is uncertainty regarding the impact of the COVID-19 pandemic on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the first quarter of 2021, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets, including those related to the CompuCom and Contract reporting units which were negatively impacted by the COVID-19 pandemic, as discussed in Note 5. The Company did not identify any impairment indicators for these long-lived assets as of March 27, 2021 and as a result there were no associated impairment charges.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	March 27,		December 26,
	2021		2020
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Company-owned life insurance	138	138	147	147
Financial liabilities:
Long-term debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	100	100	100	100
Revenue bonds, due in varying amounts periodically through 2029	176	177	176	177
American & Foreign Power Company, Inc. 5% debentures, due 2030	15	15	15	14

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

•

Long-term debt: Long-term debt, for which there were no transactions on the measurement date, was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure). The carrying amount of the New Facilities loans under the Third Amended Credit Agreement approximates fair value because the interest rates vary with market interest rates. Refer to Note 8 for additional information about the Third Amended Credit Agreement.

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

On March 1, 2021, certain IT systems of CompuCom were affected by a malware incident which negatively impacted some services that CompuCom provides to certain of its customers. Since the malware incident, CompuCom has made significant progress in restoring operations and service delivery to its customers. While CompuCom has made significant progress in remediating its systems that were directly affected by the malware, CompuCom experienced down time due to temporarily suspending certain services to certain customers and as a result, had loss of service revenue of $3 million in the first quarter of 2021. The Company estimates that the total loss of service revenue due to the malware incident will be between $5 million and $8 million. In addition, the Company expects to incur expenses of up to $20 million, of which $10 million was accrued through the first quarter of 2021. These expense estimates are primarily related to CompuCom’s efforts to restore service delivery to impacted customers, costs to investigate and remediate the incident, increased expenditures for cyber protection, legal and other professional services related thereto, and to address certain other matters resulting from the incident. The Company carries insurance, including cyber insurance, which it believes to be commensurate with the Company’s size and the nature of its operations and expects that a portion of these costs may be covered by insurance.

Certain CompuCom services were not impacted by the malware incident, and CompuCom continued to deliver certain services to those customers throughout March. CompuCom was able to substantially restore delivery capabilities as of March 17, 2021, and has restored its service delivery to substantially all of its customers as of the end of March 2021. As a part of the restoration efforts, CompuCom has taken actions to efficiently and securely restore service delivery to its customers while hardening its systems with enhanced security measures and advanced anti-malware agents.

The Company is continuing to analyze the incident. That analysis could ultimately reveal that additional information was revealed or compromised. The Company will continue to evaluate information as it becomes known and will record an estimate for losses when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Further, the Company may become subject to regulatory enforcement actions and litigation that could result in financial judgments or the payment of settlement amounts, and disputes with insurance carriers concerning coverage.

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of March 27, 2021, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, the Company’s estimated range of reasonably possible losses was approximately $15 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 13. SUBSEQUENT EVENTS

In May 2021, the Company’s Board of Directors unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies, expected to be structured as a tax-free spin-off of the Company’s B2B related operations, as further described below. Each company is expected to have a unique and highly focused strategy and investment profile, as follows:

•

ODP – a leading provider of retail consumer and small business products and services distributed via approximately 1,100 Office Depot and OfficeMax retail locations and an eCommerce presence, officedepot.com; and

•

NewCo – a leading B2B solutions provider serving small, medium and enterprise level companies, mainly consisting of the contract sales channel of the Business Solutions Division, which includes operations in Canada and the independent regional office supply distribution businesses within the U.S. that the Company has been acquiring since 2017. NewCo will also own the newly formed B2B digital platform technology business, including BuyerQuest, as well as  the Company’s global sourcing office, and its other sourcing, supply chain and logistics assets.

The separation is expected to allow ODP and NewCo to pursue market opportunities, accelerate growth and improve value for shareholders and stakeholders. While ODP and NewCo will be separate, independent companies, they will share commercial agreements that will allow them to continue to leverage scale benefits in such areas as product sourcing and supply chain.

 The separation is expected to occur through a tax-free stock dividend of shares of NewCo to ODP’s shareholders as of a record date to be determined by the Company’s board of directors, after which ODP shareholders will own 100% of the equity in both of the publicly traded companies. The separation is intended to be completed during the first half of 2022, subject to customary conditions, including final approval by the Company’s Board of Directors, opinions from tax counsel and a favorable ruling by the IRS on the tax-free nature of the transaction to the Company and to its shareholders, the filing and effectiveness of a registration statement with the U.S. Securities and Exchange Commission, the approved listing of NewCo’s common stock on a national securities exchange and the completion of any necessary financings. There can be no assurances regarding the ultimate timing of the separation or that the transaction will be completed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the USR Parent, Inc. proposals, the Company’s ability to achieve its strategic plans, including the announced separation of the B2B Operations and the sale of CompuCom, and the high costs in connection with these transactions which may not be recouped if these transactions are not consummated, the CompuCom malware incident, the potential impact of the COVID-19 pandemic on our business, liquidity, suppliers, consumers, customers, and employees, disruptions or inefficiencies in our supply chain, our ability to mitigate or manage disruptions posed by COVID-19, changes in worldwide and U.S. economic conditions that materially impact consumer spending and employment and the demand for our products and services, and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth herein under “Risk Factors,” found in Other Information which supplements our discussion of “Risk Factors” within Other Key Information in our Annual Report on Form 10-K filed on February 24, 2021 (the “2020 Form 10-K”) with the SEC, and Forward-Looking Statements, found in our 2020 Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist readers in better understanding and evaluating our financial condition and results of operations. We recommend reading this MD&A in conjunction with our Condensed Consolidated Financial Statements and the Notes to those statements included in the “Financial Statements” section of this Quarterly Report on Form 10-Q, as well as our 2020 Form 10-K.

OVERVIEW

THE COMPANY

We are a leading provider of business services and supplies, products and digital workplace technology solutions to small, medium-sized and enterprise businesses. We operate through our direct and indirect subsidiaries and maintain a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 1,146 retail stores. Through our banner brands Office Depot®, OfficeMax®, CompuCom® and Grand & Toy®, as well as others, we offer our customers the tools and resources they need to focus on starting, growing and running their business.

As of March 27, 2021, our operations are organized into three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and CompuCom Division.

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

The CompuCom Division, or CompuCom, is a technology services provider supporting the distributed technology needs of enterprise organizations in the United States and Canada. With a vision of connecting people, technology, and the edge with a seamless experience, CompuCom enables enterprise employees to be productive. CompuCom offers a broad range of solutions including technology lifecycle management, end user computing and collaboration, service desk, remote technology monitoring and management, and IT workforce solutions.

STRATEGIC TRANSFORMATION

Since 2017, we have been undergoing a strategic business transformation to pivot our Company into an integrated B2B distribution platform, with the objective of expanding our product offerings to include value-added services for our customers and capture greater market share. As part of this transformation, we are evolving our B2B business to include a new digital procurement platform focused on transforming the B2B procurement and sourcing industry. On January 29, 2021, in connection with our development efforts in this area, we acquired BuyerQuest, a business services software company with an eProcurement platform for approximately $71 million, subject to customary post-closing adjustments. The purchase consideration for BuyerQuest includes $61 million paid at closing, funded with $26 million of cash on hand and the issuance of 827,498 shares of the Company’s common stock, and up to $10 million contingent consideration that will be payable over a two-year period subject to BuyerQuest meeting certain performance conditions. Also, on January 19, 2021, our Board of Directors announced that as a result of a business review of CompuCom, management has initiated a process to explore a value-maximizing sale of our CompuCom Division to maximize CompuCom’s full potential and drive forward its future value and success.

We continue to expand our reach and distribution network through acquisitions of profitable regional office supply distribution businesses, serving small and mid-market customers. Many of these customers are in geographic areas that were previously underserved by our network. During the first quarter of 2021, we acquired one small independent regional office supply distribution business for approximately $2 million funded with cash on hand, subject to customary post-closing adjustments. These acquisitions have allowed for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

The operating results of the acquired businesses are combined with our operating results subsequent to their purchase dates. The operating results of the acquired office supply distribution business are included in our Business Solutions Division, and the operating results of BuyerQuest are included in Other. Refer to Note 2. “Acquisitions” in Notes to Condensed Consolidated Financial Statements for additional information.

REVERSE STOCK SPLIT

After obtaining the approval of our shareholders on May 11, 2020, our Board of Directors determined to set a reverse stock split ratio of 1-for-10 for a reverse stock split of the Company’s outstanding shares of common stock, and a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio. The reverse stock split was effective on June 30, 2020. All share and per share amounts in this MD&A have been retroactively adjusted for the prior period presented to give effect to this reverse stock split.

RECENT DEVELOPMENTS

USR Parent, Inc. Proposals

On January 11, 2021, we received a proposal from USR Parent, Inc., the parent company of Staples Inc. and a portfolio company of Sycamore Partners, to acquire 100% of our issued and outstanding stock for $40.00 per share in cash (the “January Proposal”). After careful review and consideration of the January Proposal and in consultation with our financial and legal advisors, our Board of Directors unanimously concluded that there is a more compelling path forward to create value for us and our shareholders than the potential transaction described in the January Proposal and that the Company is open to combining its retail and consumer-facing ecommerce operations with Staples under the right set of circumstances and on mutually acceptable terms, including in the form of a joint venture or potential sale of such assets by ODP. On January 19, 2021, we filed a statement on Schedule 14D-9 with the SEC containing our Board of Directors’ recommendation.

On March 10, 2021, we received a second proposal (the “March Proposal” and together with the January Proposal, the “Proposals”) from USR Parent, Inc., including a letter of intent to acquire various ODP assets, which our Board of Directors unanimously concluded that the March Proposal was not in the best interest of us and our shareholders as it did not contain a valuation of the assets that Staples sought to acquire, which include certain B2B businesses of ODP. Our Board further noted that the letter of intent, which contemplated a binding commitment to seek regulatory approval, also did not include any obligation on the part of Sycamore or Staples to proceed with the transaction, agree to a purchase price, or assume any related regulatory risk. On March 15, 2021, we filed a statement on Schedule 14D-9 with the SEC containing our Board of Directors’ recommendation. On March 31, 2021, USR Parent, Inc. publicly announced that USR Parent, Inc. has decided to defer the March 2021 launch of a tender offer for ODP’s common shares while reserving the right to commence one in the future. We have received no additional communications from USR Parent, Inc. since USR Parent Inc.’s March 31 public communication.

We incurred $1 million in third-party professional fees related to USR Parent, Inc.’s proposals in the first quarter of 2021, including expenses incurred in connection with a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”), which is conducting an investigation of USR Parent, Inc.’s proposals. Accordingly, in order to relieve us from the continuation of a costly and burdensome process, the FTC has agreed to defer requiring further responses from us unless and until USR Parent, Inc. formally launches a tender offer or the parties execute a negotiated agreement. Additionally, on May 4, 2021 the Canadian Competition Bureau (the “Bureau”) advised us that it has determined that USR Parent, Inc.’s proposed acquisition of the Company would likely result in a substantial lessening or prevention of competition in the sale of business essentials to enterprise customers in Canada. While it is not known for certain what the Bureau would do if USR Parent, Inc. actually launches a tender offer in the future, the Bureau’s determination signals that the Bureau would likely challenge the acquisition. However, we cannot be certain that USR Parent, Inc. will not commence a tender offer in the future. We anticipate that we will incur additional significant legal and other expenses throughout this process if USR Parent, Inc. pursues a tender offer. For further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” found in Other Information which supplements our discussion of “Risk Factors” within Other Key Information in our 2020 Form 10-K.

CompuCom’s Malware Incident

On March 1, 2021, certain IT systems of CompuCom were affected by a malware incident which negatively impacted some services that CompuCom provides to certain of its customers. Since the malware incident, CompuCom has made significant progress in restoring operations and service delivery to its customers. While CompuCom has made significant progress in remediating its systems that were directly affected by the malware, CompuCom experienced down time due to temporarily suspending certain services to certain customers and as a result, had loss of service revenue of $3 million in the first quarter of 2021. We estimate that the total loss of service revenue due to the malware incident will be between $5 million and $8 million. In addition, we expect to incur expenses of up to $20 million, of which $10 million was accrued through the first quarter of 2021. These expense estimates are primarily related to CompuCom’s efforts to restore service delivery to impacted customers, costs to investigate and remediate the incident, increased expenditures for cyber protection, legal and other professional services related thereto, and to address certain other matters resulting from the incident. We carry insurance, including cyber insurance, which we believe to be commensurate with our size and the nature of our operations and expect that a portion of these costs may be covered by insurance.

Certain CompuCom services were not impacted by the malware incident, and CompuCom continued to deliver certain services to those customers throughout March. CompuCom was able to substantially restore delivery capabilities as of March 17, 2021, and has restored its service delivery to substantially all of its customers as of the end of March 2021. As a part of the restoration efforts, CompuCom has taken actions to efficiently and securely restore service delivery to its customers while hardening its systems with enhanced security measures and advanced anti-malware agents.

We are continuing to analyze the incident. That analysis could ultimately reveal that additional information was revealed or compromised. We will continue to evaluate information as it becomes known and will record an estimate for losses when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Further, we may become subject to regulatory enforcement actions and litigation that could result in financial judgments or the payment of settlement amounts, and disputes with insurance carriers concerning coverage.

Tax-free Spin-off of B2B Operations

In May 2021, our Board of Directors unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies, expected to be structured as a tax-free spin-off of our B2B related operations, as further described below. Each company is expected to have a unique and highly focused strategy and investment profile, as follows:

•

ODP – a leading provider of retail consumer and small business products and services distributed via approximately 1,100 Office Depot and OfficeMax retail locations and an eCommerce presence, officedepot.com; and

•

NewCo – a leading B2B solutions provider serving small, medium and enterprise level companies, mainly consisting of the contract sales channel of our Business Solutions Division, which includes operations in Canada and the independent regional office supply distribution businesses within the U.S. that we has been acquiring since 2017. NewCo will also own the newly formed B2B digital platform technology business, including BuyerQuest, as well as our global sourcing office, and our other sourcing, supply chain and logistics assets.

The separation is expected to allow ODP and NewCo to pursue market opportunities, accelerate growth and improve value for shareholders and stakeholders. While ODP and NewCo will be separate, independent companies, they will share commercial agreements that will allow them to continue to leverage scale benefits in such areas as product sourcing and supply chain.

The separation is expected to occur through a tax-free stock dividend of shares of NewCo to ODP’s shareholders as of a record date to be determined by our Board of Directors, after which ODP shareholders will own 100% of the equity in both of the publicly traded companies. The separation is intended to be completed during the first half of 2022, subject to customary conditions, including final approval by our Board of Directors, opinions from tax counsel and a favorable ruling by the IRS on the tax-free nature of the transaction to the Company and to its shareholders, the filing and effectiveness of a registration statement with the U.S. Securities and Exchange Commission, the approved listing of NewCo’s common stock on a national securities exchange and the completion of any necessary financings. There can be no assurances regarding the ultimate timing of the separation or that the transaction will be completed.

COVID-19 UPDATE

The COVID-19 pandemic continued to have significant adverse impacts on the national and global economy during the first quarter of 2021. From the beginning of the COVID- 19 pandemic, we have remained committed to making the health and wellness of our employees and customers a priority. Based upon the guidance of the U.S. Centers for Disease Control (“CDC”) and local health authorities, we maintain appropriate measures to help reduce the spread of infection to our employees and customers, including the institution of social distancing protocols and increased frequency of cleaning and sanitizing in our facilities. Our employees who are able to, continue to work from home, with only essential employees in our retail stores, customer support and distribution centers working on-site at our facilities, as well as technicians and field support on-site at customer locations, as necessary. Employee business travel also remains limited to only essential business needs.

We continued to experience a significant decline in overall demand for our products and services during the first quarter of 2021, as a result of the disruptions experienced by our business customers from restrictions on commercial activities and social distancing measures, and we expect these demand fluctuations to continue into the remainder of 2021. This overall decline was despite the higher than forecasted demand in our eCommerce platform, as well as in our retail locations associated with certain product categories, such as furniture, certain technology products, and personal protective equipment that meet our customers’ needs arising from the risks related to potential exposure to COVID-19. In response to the volatility resulting from the pandemic, we have taken measures to protect our financial position during this challenging time period, including creating contingency plans for merchandise categories that may be in high demand, adjusting our inventory levels, reducing certain occupancy costs, reducing nonessential expenses, and reducing our capital spend, among others. Our quarterly cash dividend also remains temporarily suspended.

Early in the first quarter of 2021, the U.S. Food and Drug Administration approved certain vaccines effective against COVID-19 for administering to the population and, as of the end of April 2021, every adult aged 16 and over in the United States is eligible to get vaccinated. However, there is significant uncertainty as to the ability to gain adequate herd-immunity levels through vaccine programs and their resilience to future virus variants. We continue to assess our outlook on a daily basis, but we are unable to accurately predict the pace and shape of the recovery from COVID-19 due to numerous uncertainties, including the duration of the pandemic, actions that may be taken by governmental authorities, the speed at which effective vaccines will be administered to a sufficient number of people to enable cessation of the virus, additional disruption to the economy and consumers’ willingness and ability to spend, temporary or permanent closures of our business customers, supply chain disruptions and other unforeseeable consequences. As a result, we expect weaker global economic conditions and increased unemployment, including continued business disruption relating to COVID-19 and resulting governmental actions will continue to negatively impact our business and results of operations in 2021, and could result in future impairments of our assets.

CONSOLIDATED RESULTS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 13-week period ended March 27, 2021 (also referred to as the “first quarter of 2021”) and March 28, 2020 (also referred to as the “first quarter of 2020”).

Our consolidated sales were 13% lower in the first quarter of 2021 compared to the same period of the prior year. This period-over-period decrease was primarily driven by lower sales in our Business Solutions Division, which decreased 16% during the first quarter of 2021 primarily due to disruptions to the operations of certain enterprise customers and the transition to a work-from-home environment in an effort to prevent and reduce the spread of COVID-19. This decrease was partially offset by higher sales generated by our eCommerce platform, which is included in our Business Solutions Division. Sales in our Retail Division decreased 10% in the first quarter of 2021 due to planned store closures, and lower sales of services in existing locations due to reduced customer traffic. Our CompuCom Division also experienced lower sales of 17% in the first quarter of 2021 when compared to the prior year period, primarily due to lower service volume as a result of the COVID-19 business disruption and lower product sales. The lower sales in our CompuCom Division was also attributable to the malware incident during the first quarter of 2021, which resulted in a loss of revenue of $3 million in the first quarter of 2021, as described above in the “Recent Developments” section.

Sales	First Quarter
(In millions)	2021	2020	Change
Business Solutions Division	$1,127	$1,334	(16)%
Retail Division	1,039	1,156	(10)%
CompuCom Division	196	235	(17)%
Other	4	—	N/A
Total	$2,366	$2,725	(13)%

Product sales in the first quarter of 2021 decreased 12% from the comparative prior year period, primarily driven by lower sales in the Business Solutions Division as a result of disruptions to the operations and the continued work-from-home environment of certain enterprise customers due to COVID-19, as described above, and was partially offset by an increase in product sales generated by our eCommerce platform and sales of personal protective equipment. Product sales also decreased in the Retail Division mainly as a result of planned closures.

Sales of services in the first quarter of 2021 decreased 19% primarily driven by a decline in sales of our copy and print services in our Retail Division and Business Solutions Division, due to reduced demand as a result of the impacts of COVID-19, which included disruptions to the operations of our business customers and schools continuing to conduct virtual learning. Sales of services in our CompuCom Division also declined due to reduced business volume and project-related revenue, as a result of the impacts of COVID-19 on the operations of our business customers. In addition, sales of services were negatively impacted in our CompuCom Division due to the malware incident during the first quarter of 2021 as described in the “Recent Developments” section. On a consolidated basis, services represented approximately 13% of our total sales in the first quarter of 2021 as compared to 14% in the first quarter of 2020.

Sales	First Quarter
(In millions)	2021	2020	Change
Products	$2,051	$2,337	(12)%
Services	315	388	(19)%
Total	$2,366	$2,725	(13)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•

Total gross profit decreased by $95 million or 15% in the first quarter of 2021 when compared to the same period in 2020. The decrease in gross profit was largely driven by the flow through impact of lower sales in our Business Solutions Division and Retail Division, which consisted of $49 million and $39 million of the decrease in gross profit for the first quarter of 2021, respectively. The remaining decrease of $7 million for the first quarter of 2021 was attributable to our CompuCom Division. These reductions were partially offset by acquisitions within our Business Solutions Division.

•

Total gross margin for the first quarter of 2021 was 23%, which was flat with the comparative prior year period gross margin. While we incurred incremental costs related to trade tariffs on inventory we purchase from suppliers in China, certain actions, including changes to our contracting model, alternative sourcing strategies, and selective price increase pass-through efforts mitigated much of the impact of such trade tariffs to our results of operations.

•

Total selling, general and administrative expenses decreased by $68 million or 13% in the first quarter of 2021 when compared to the same period in 2020. The decrease was the result of store closures in our Retail Division and certain strategic initiatives, including the Maximize B2B Restructuring Plan, aimed to generate savings through optimizing our retail footprint, removing costs that directly support the Retail business and additional measures to implement a company-wide low-cost business model reducing our spend on payroll and payroll-related costs and other discretionary expenses such as professional fees, contingent labor, travel and marketing. The decrease in total selling, general, and administrative expenses in the first quarter of 2021 was partially offset by increases in expenses associated with the expansion of our distribution network through acquisitions within our Business Solutions Division and expenses related to CompuCom’s efforts to restore service delivery to impacted customers and to address certain other matters resulting from the malware incident as described in the “Recent Developments” section above.

•

We recorded $12 million of asset impairment charges in the first quarter of 2021, which included $10 million related to impairment of operating lease ROU assets associated with our retail store locations, with the remainder relating to impairment of fixed assets. We recorded $12 million of asset impairment charges in the first quarter of 2020 which primarily related to impairment of operating lease ROU assets associated with our retail store locations. Refer to Note 11. “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements for additional information.

•

We recorded $14 million of Merger, restructuring and other operating expenses, net in the first quarter of 2021 compared to $16 million in the first quarter of 2020. Merger, restructuring and other operating expenses in the first quarter of 2021 included $1 million of transaction and integration costs associated with business acquisitions, $11 million of expenses associated with restructuring activities, and $2 million of expenses associated with other activities. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Condensed Consolidated Financial Statements for additional information.

•

In the first quarter of 2021, we recognized a large tax windfall associated with stock-based compensation awards and recognized tax benefits due to an agreement reached with the IRS related to a prior tax position. These two factors along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions caused our effective tax rate to differ from the statutory rate of 21%. Our effective tax rate of 32% for the first quarter of 2020 was primarily influenced by the impact of state taxes and certain nondeductible items, excess tax deficiencies associated with stock-based compensation awards, and our mix of income and losses across U.S. and non-U.S. jurisdictions. Refer to Note 6. “Income Taxes” in Notes to Condensed Consolidated Financial Statements for additional information.

•	Diluted earnings per share was $0.95 in the first quarter of 2021 compared to $0.84 in the first quarter of 2020.

•

In May 2020, in order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, our Board of Directors suspended our quarterly cash dividend and our stock repurchase program. In November 2020, our Board of Directors approved the resumption of the stock repurchase program beginning in the fourth quarter of 2020, which was set to run through the end of 2021. In May 2021, the Board of Directors approved a new stock repurchase program of up to $300 million, available through June 30, 2022, which replaces the current $200 million stock repurchase program. Our quarterly cash dividend continues to be temporarily suspended. In the first quarter of 2020, we paid a quarterly cash dividend on our common stock in the amount of $0.25 per share, resulting in total cash payments of $13 million. In addition, under our stock repurchase program, we bought back approximately 1 million shares of our common stock in the first quarter of 2020, returning another $30 million to our shareholders. We did not purchase any shares of our common stock in the first quarter of 2021.

•

At March 27, 2021, we had $753 million in cash and cash equivalents and $946 million of available credit under the Third Amended Credit Agreement, for a total liquidity of approximately $1.7 billion. Cash provided by operating activities was $86 million for the first quarter of 2021 compared to $188 million in the comparable prior year period. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

BUSINESS SOLUTIONS DIVISION

	First Quarter
(In millions)	2021	2020
Products	$1,058	$1,247
Services	69	87
Total Sales	$1,127	$1,334
% change	(16)%	(1)%
Division operating income	$17	$40
% of sales	2%	3%

Product sales in our Business Solutions Division decreased 15% in the first quarter of 2021 compared to the corresponding period in 2020. The first quarter of 2021 was impacted by lower demand across the majority of our product categories, especially in product categories such as toner, ink, cleaning and breakroom, and office supplies due to a portion of our business-to-business customers, including those in the education sector, having disruptions to their operations or temporarily transition into a remote environment as a result of the continued impacts of the COVID-19 pandemic. The lower demand from our business-to-business customers, which resulted in a decrease of $221 million in product sales during the first quarter of 2021,was partially offset by higher sales in our eCommerce platform, which continued to experience increased demand during this period as more customers preferred to order online and have their purchases delivered, the impact of acquisitions, and increased sales of personal protective equipment, although they were not material drivers of our results for the first quarter of 2021. The demand for our product categories could decrease in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending, the demand for our products and services and the availability of supply. Specifically, we experienced supply constraints in some of our larger product categories such as ink and technology products, and we may continue to face delays or difficulty sourcing these products.

Sales of services in our Business Solutions Division decreased 21% in the first quarter of 2021 compared to the prior period. The decrease was primarily due to lower demand from our business-to-business customers for our managed print and fulfillment services and copy and print services as a result of the impact of COVID-19 on their operations during the first quarter of 2021.

The impacts of the COVID-19 outbreak on the future quarters of 2021 and the magnitude by which sales of products and services of our Business Solutions Division will be affected will depend heavily on the duration of the pandemic, impact and speed of vaccination distributions, as well as the substance and pace of macroeconomic recovery. However, as discussed above, the impact has been material to the results of the Business Solutions Division in the first quarter of 2021 and could continue into the second quarter of 2021 and beyond.

Our Business Solutions Division operating income was $17 million in the first quarter of 2021 compared to $40 million in the first quarter of 2020, a decrease of 58% period-over-period. As a percentage of sales, operating income decreased by approximately 150 basis points. The decrease in operating income in the first quarter of 2021 was related to the flow through impact of lower product sales volume coupled with a lower gross profit margin due to a combination of changes in product mix and higher net product costs. This was partially offset by a reduction in selling, general and administrative expenses achieved through our efforts to reduce costs under our low cost model and the Maximize B2B Restructuring Plan.

RETAIL DIVISION

	First Quarter
(In millions)	2021	2020
Products	$938	$1,024
Services	101	132
Total Sales	$1,039	$1,156
% change	(10)%	(2)%
Division operating income	$100	$87
% of sales	10%	8%
Comparable store sales increase	N/A	2%

Product sales in our Retail Division decreased 8% in the first quarter of 2021 compared to the corresponding period in 2020. Product sales were negatively impacted primarily by planned closings of underperforming retail stores, as well as fewer transactions in existing stores, and lower demand in product categories such as toner, ink, and office supplies. The decline in sales was partially offset in the first quarter of 2021 by the increased demand primarily in furniture, certain technology products, and personal protective equipment. The increase in these product categories was $36 million in the first quarter of 2021, and was driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic, which includes facilitating the continued remote work and virtual learning environments. The demand for these product categories could decrease in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending, the demand for our products and services and the availability of supply. Specifically, we experienced supply constraints in some of our larger product categories such as ink and technology products, and we may continue to face delays or difficulty sourcing these products.

Our business is considered to be essential by most local jurisdictions, and as a result, the substantial majority of our retail locations have remained open and operational with the appropriate safety measures in place during the COVID-19 pandemic, including a curbside pickup option. Since late in first quarter of 2020, we have temporarily reduced our retail location hours by two hours daily, which continues to be in effect at the majority of our retail locations. We believe sales in our Retail Division may continue to be adversely impacted in the second quarter of 2021 and potentially longer. As there is uncertainty in the extent and duration of the impacts of the outbreak, we are unable to estimate the full impact at this time.

Product sales were also positively impacted during the quarter by the increase in the volume of transactions where our customers buy online for pick up in our stores (“BOPIS”). BOPIS transactions are included in our Retail Division results because they are fulfilled with retail store inventory and serviced by our retail store associates. Our BOPIS sales have increased 35% in the first quarter of 2021 from the corresponding prior year period. We expect this trend to continue during the COVID-19 pandemic.

Sales of services in our Retail Division decreased 23% in the first quarter of 2021 compared to the corresponding period in 2020. Our copy and print services and subscription volume was negatively impacted by a reduction in demand due to disruptions to the operations of our business customers, as well as the transition of a significant portion of our customers to a remote work and virtual learning environment, due to COVID-19.

We have historically reported our comparable store sales, which relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes, natural disasters or epidemics/pandemics, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods, but may differ from measures used by other companies. Due to the reduction in our retail location hours due to COVID-19 during late in first quarter of 2020, and the variability in COVID-19 related restrictions imposed by state and local governments such as occupancy levels and business regulations that can affect demand for our in-store products and services, comparable store sales are not a meaningful metric for the first quarter of 2021, and therefore is not provided.

The Retail Division operating income increased 15% in the first quarter of 2021 which, as a percentage of sales, reflects a period-over-period increase of approximately 200 basis points. The comparative increase in operating income was mostly attributable to lower selling, general and administrative expenses resulting from continuous efforts to optimize costs and lower operating lease costs recognized as a result of retail store impairments. These improvements have more than offset the flow-through impact of lower sales.

As of March 27, 2021, the Retail Division operated 1,146 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands compared to 1,295 stores at the end of the first quarter of 2020. Charges associated with store closures as part of a restructuring plan are reported as appropriate in Asset impairments and Merger, restructuring and other operating expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail stores and distribution center assets, and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to the “Corporate” section below for additional information of expenses incurred to date.

COMPUCOM DIVISION

	First Quarter
(In millions)	2021	2020
Products	$49	$63
Services	147	172
Total Sales	$196	$235
% change	(17)%	(5)%
Division operating income (loss)	$(1)	$3
% of sales	(1)%	1%

Product sales in our CompuCom Division decreased 22% in the first quarter of 2021 compared to the corresponding period in 2020. We experienced strong enterprise demand for computer and computer-related products in the latter part of the first quarter of 2020 as many businesses temporarily shifted to a work-from-home environment amid the COVID-19 outbreak. This was followed by lower demand during the remainder of 2020 as the immediate needs of business customers for such products diminished, which continued through the first quarter of 2021.

Sales of services in our CompuCom Division decreased 15% in the first quarter of 2021 compared to the corresponding period in 2020. This was primarily due to lower overall business volume as well as lower project-related revenue from existing customer accounts. The reduction in business volume and project-related revenue is due to many of our customers shifting to a work-from home environment and pausing discretionary project spending amidst the COVID-19 outbreak and the uncertainty of its impact on the economy. Although sales of services have been declining since the beginning of 2019, we are continuing our efforts to stabilize and grow revenue in this Division. In connection with these efforts, we have placed greater emphasis on our core digital workplace offerings and  adjusted our go-to-market approach, capitalizing on our ability to serve distributed and remote workforces through our capabilities to provision hardware, manage distributed technology and support end-users.

Also, on March 1, 2021, as described in the “Recent Developments” section, certain IT systems of CompuCom were directly affected by malware which also negatively impacted sales of services by $3 million during the first quarter of 2021. We expect the total negative impact to CompuCom’s sales of services to be between $5 million and $8 million in 2021 due to the malware incident. Although we experienced down time because of the need to temporarily suspend services to certain customers as a result of this incident, service delivery has been restored to substantially all of CompuCom’s customers as of the end of March 2021. As part of the restoration efforts, CompuCom has taken actions to efficiently and securely restore service delivery to its customers while hardening its systems with enhanced security measures and advanced anti-malware agents. Costs related to these efforts are excluded from the CompuCom Division’s operating results, as management believes it allows investors to evaluate the performance for the periods presented on a more comparable basis. Refer to “Corporate” section for further details on these costs.

The CompuCom Division reported operating loss of $1 million in the first quarter of 2021 compared to operating income of $3 million in the first quarter of 2020. The decrease in operating profitability was primarily the result of the flow through impact of lower service sales volume, which was partially offset by the reduction in associated labor-related expenses and ongoing expenditures to develop and market additional service offerings. We continue to take actions to improve future operating performance at our CompuCom Division, which include sales and marketing efforts to accelerate growth, driving innovation in our offerings and automation to further enhance service delivery and, simplifying organizational structures to improve efficiency.

OTHER

Certain operations previously included in the former International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are presented as Other. These operations primarily relate to the sale of products to former joint venture partners, and are not material in any period. The operating results of BuyerQuest are not significant in the first quarter of 2021 and are included in Other since its acquisition on January 29, 2021. Also included in Other is the elimination of intersegment revenues of $4 million for both the first quarter of 2021 and the first quarter of 2020.

CORPORATE

The line items in our Condensed Consolidated Statements of Operations included as Corporate activities are Asset impairments and Merger, restructuring and other operating expenses, net. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures. In addition to these charges and credits, certain selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Expenses” below.

Asset impairments

We recognized asset impairment charges of $12 million in the both the first quarter of 2021 and 2020. Of the asset impairment charges in both the first quarter of 2021 and 2020, $10 million were related to impairment of operating lease ROU assets associated with our retail store locations, and the remainder was related to impairment of fixed assets.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In the first quarter of 2021, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our restructuring programs, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value. Our retail store assets recoverability analyses in the first quarter of 2021 also included the impact of the COVID-19 pandemic on the operations of our retail stores as described in the “Retail Division” section. As discussed above, there is uncertainty regarding the impact of the COVID-19 pandemic on the results of our operations in the second quarter of 2021 and beyond, which could result in future impairments of store assets if deemed unrecoverable.

As of March 27, 2021, we believe, based on an evaluation of events and circumstances, that an interim impairment test has not been triggered and that our goodwill and indefinite-lived intangible assets continue to be recoverable for all reporting units. We are monitoring the performance of our CompuCom and Contract reporting units, which both passed the most recent annual impairment assessment that was performed using a quantitative assessment in the fourth quarter of 2020, by a margin of passage of approximately 12%. The Contract reporting unit is a component of the Business Solutions Division segment.

During the first quarter of 2021, our CompuCom and Contract reporting units continued to experience the negative impacts of COVID-19. The CompuCom and Contract reporting units’ operating performance and future outlook are in line with our revised forecasts used in determining the fair value estimates in the most recent quantitative annual impairment assessment. Accordingly, there are no impairment indicators identified for these reporting units as of March 27, 2021. We also did not identify indicators of impairment related to our other reporting units, which mainly serve consumers through our retail stores and eCommerce platform and have been performing in accordance with our forecasts. We will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of our reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in additional goodwill impairment charges. Further, while we are currently in a strong liquidity and capital position, a significant deterioration may have a material impact on our liquidity and capital in future periods. If the operating results of the Company’s reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying amount, resulting in additional goodwill impairment charges.

Merger, restructuring and other operating expenses, net

Since 2017, we have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger, restructuring and other operating expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income. Merger, restructuring and other operating expenses, net were $14 million in the first quarter of 2021 compared to $16 million in the first quarter of 2020.

Maximize B2B Restructuring Plan

In May 2020, our Board of Directors approved a restructuring plan to realign our operational focus to support our “business-to-business” solutions and IT services business units and improve costs. Implementation of the Maximize B2B Restructuring Plan is expected to be substantially completed by the end of 2023. The Maximize B2B Restructuring Plan aims to generate savings through optimizing our retail footprint, removing costs that directly support our Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of our business-to-business platform. The plan is broader than restructuring programs we have implemented in the past and includes closing and/or consolidating retail stores and distribution facilities and the reduction of up to 13,100 employee positions by the end of 2023. We are evaluating the number and timing of retail store and distribution facility closures and/or consolidations, however, we generally expect that closures will approximate the store’s lease termination date. We closed 7 retail stores under the Maximize B2B Restructuring Plan during the first quarter of 2021. We had closed 70 retail stores and two distribution facilities prior to the first quarter of 2021 under the Maximize B2B Restructuring Plan. We anticipate that additional retail stores will be closed in 2021. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $143 million, comprised of:

(a)	severance costs of approximately $55 million;
(b)	facility closure costs of approximately $51 million, which are mainly related to retail stores; and
(c)	other costs, including contract termination costs, to facilitate the execution of the Maximize B2B Restructuring Plan of approximately $37 million.

The total costs of up to $143 million above are expected to be cash expenditures through 2023 and funded primarily with cash on hand and cash from operations. We incurred $92 million in restructuring expenses to implement the Maximize B2B Restructuring Plan since its inception in 2020 through the end of the first quarter of 2021, of which $33 million were cash expenditures funded primarily with cash on hand and cash from operations. As part of the optimization of our Retail footprint, potential closure prior to lease terms were considered. However, it is generally expected that closures would approximate their lease termination dates. Changes in future economic conditions and events may influence the decisions made which would not be a part of this plan. If stores are determined to be closed before the end of their lease term and the fair values of their assets are not sufficient to cover their carrying amounts, we may also incur non-cash asset impairment charges related to the operating lease ROU assets and fixed assets at these locations. The timing and amount of these future impairments will be dependent upon the decisions that will be made and whether the closures or disposals occur prior to the lease maturity dates or useful lives of the assets involved. Impairment charges on these assets, if any, will be reflected on the Asset impairments line item of our Condensed Consolidated Statements of Operations.

In the first quarter of 2021, we incurred $11 million in restructuring expenses associated with the Maximize B2B Restructuring Plan which consisted of $1 million in employee severance, $1 million in third-party professional fees, and $9 million of facility closure, contract termination and other costs. The facility closure costs were mainly related to retail store closure accruals, and other costs mainly related to gains and losses on asset dispositions, and accelerated depreciation. Of these amounts, $5 million were cash expenditures in the first quarter of 2021.

Included in restructuring expenses in the first quarter of 2020 were costs incurred in connection with the Business Acceleration Program, which was announced in 2019 and concluded at the end of 2020. These costs included third-party professional fees, retail and facility closure costs and other.

CompuCom strategic alternatives review

In January 2021, our Board of Directors announced that as a result of a business review of CompuCom, management has initiated a process to explore a value-maximizing sale of the Company’s CompuCom Division to maximize CompuCom’s full potential and drive forward its future value and success. We incurred $1 million in third-party professional fees associated with exploring the sale of CompuCom in the first quarter of 2021.

USR Parent, Inc. proposals

During the first quarter of 2021, as described in the “Recent Developments” section above, we received two proposals from USR Parent, Inc., the parent company of Staples Inc. and a portfolio company of Sycamore Partners, to acquire 100% of the Company’s issued and outstanding stock or certain assets of the Company. After careful review and consideration of the proposals and in consultation with financial and legal advisors, our Board of Directors unanimously concluded that the transactions described in the proposals were not in the best interest of the Company and its shareholders, and that there was a more compelling path forward to create value. We filed statements on Schedule 14D-9 with the SEC on January 19, 2021 and March 15, 2021 containing the Board of Directors’ recommendation. We incurred $1 million in third-party professional fees related to the evaluation of USR Parent, Inc.’s proposals in the first quarter of 2021, including expenses incurred in connection with a CID from the FTC, which is conducting an investigation of USR Parent, Inc.’s proposals.

On March 31, 2021, USR Parent, Inc. publicly announced that it decided to defer the March 2021 launch of a tender offer for our common stock while reserving the right to commence one in the future. We have received no additional communications from USR Parent, Inc. since USR Parent Inc.’s March 31 public communication. Accordingly, in order to relieve us from the continuation of a costly and burdensome process, the FTC has agreed to defer requiring further responses from us unless and until USR Parent, Inc. formally launches a tender offer or the parties execute a negotiated agreement. Additionally, on May 4, 2021 the Bureau advised us that it has determined that USR Parent, Inc.’s proposed acquisition of the Company would likely result in a substantial lessening or prevention of competition in the sale of business essentials to enterprise customers in Canada. While it is not known for certain what the Bureau would do if USR Parent, Inc. actually launches a tender offer in the future, the Bureau’s determination signals that the Bureau would likely challenge the acquisition. However, we cannot be certain that USR Parent, Inc. will not commence a tender offer in the future. We anticipate that we will incur additional significant legal and other expenses throughout this process if USR Parent, Inc. pursues a tender offer.

Other

In the first quarters of 2021 and 2020, we incurred $1 million and $7 million of transaction and integration expenses, respectively. These expenses include legal, accounting, and other third-party expenses incurred in connection with acquisitions and business integration activities primarily related to the CompuCom Division in the first quarter of 2020, and to other acquisitions in the first quarter of 2021. Also, included in the first quarter of 2020 were costs incurred in connection with the Business Acceleration Program, a program which we announced in 2019 and concluded at the end of 2020. These costs included third-party professional fees, retail and facility closure costs and other.

Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Condensed Consolidated Financial Statements for an additional analysis of these Corporate charges.

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

Unallocated expenses were $35 million in the first quarter of 2021 and $22 million in the first quarter of 2020. The increase in the first quarter of 2021 compared to the prior year period was primarily due to expenses incurred as a result of the malware incident at CompuCom, as described in the “Recent Developments” section. These expenses, which were $10 million in the first quarter of 2021, are primarily related to CompuCom’s efforts to restore service delivery to impacted customers and to address certain other matters resulting from the incident, and include costs to investigate and remediate the incident, increased expenditures for cyber protection, and legal and other professional services related thereto. Expenses related to these efforts were excluded from the CompuCom Division’s operating results, and are presented within Corporate unallocated expenses as management believes it allows investors to evaluate the CompuCom Division’s performance for the periods presented on a more comparable basis, which is consistent with how management reviews its operating performance. We estimate that we will incur an additional $10 million related to these efforts in 2021. We carry insurance, including cyber insurance, which we believe to be commensurate with our size and the nature of our operations and expect that a portion of these costs may be covered by insurance.

Other Income and Expense

	First Quarter
(In millions)	2021	2020
Interest income	$—	$3
Interest expense	(7)	(18)
Other income, net	11	1

In April 2020, we entered into the Third Amended Credit Agreement which provided for an aggregate principal amount of up to $1.3 billion asset-based revolving credit facility and asset-based FILO Term Loan Facility, maturing in April 2025. We recorded $1 million of interest expense in the first quarter of 2021 related to the Third Amended Credit Agreement. We recorded $8 million of interest expense in the first quarter of 2020 related to the now terminated Term Loan Credit Agreement. Refer to Note 8. “Debt” in Notes to Condensed Consolidated Financial Statements for additional information. We also recorded interest expense related to our finance lease obligations and revenue bonds in all periods presented.

We recorded $7 million of other income, net related to the release of certain liabilities of our former European Business in the first quarter of 2021.

Income Taxes

During 2021 and 2020, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to limited international operations and improved operating results. As a result, our effective tax rates are 10% for the first quarter of 2021, and 32% for the first quarter of 2020. In the first quarter of 2021, we recognized a large tax windfall associated with stock-based compensation awards and recognized tax benefits due to an agreement reached with the IRS related to a prior tax position. These two factors along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions caused our effective tax rate to differ from the statutory rate of 21%. Our effective tax rates in the prior period has varied considerably as a result of several primary factors including the mix of income and losses across U.S. and non-U.S. jurisdictions, the impact of excess tax deficiencies associated with stock-based compensation awards and the derecognition of valuation allowances against deferred tax assets that were not more-likely-than-not realizable in the U.S. and certain non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rate in future quarters.

We continue to have a U.S. valuation allowance for certain U.S. federal credits and state tax attributes, which relates to deferred tax assets that require certain types of income or for income to be earned in certain jurisdictions in order to be realized. We will continue to assess the realizability of our deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections could impact this evaluation in future periods.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local income tax examinations for years prior to 2018 and 2014, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal income tax examination, and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years prior to 2013. Our U.S. federal income tax return for 2019 is currently under review. Generally, we are subject to routine examination for years 2013 and forward in our international tax jurisdictions.

It is anticipated that $1 million of tax positions will be resolved within the next 12 months. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made at this time.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At March 27, 2021 and December 26, 2020, we had $753 million and $729 million in cash and cash equivalents, respectively, and $946 million and $934 million of available credit under the Third Amended Credit Agreement (as defined in Note 8. “Debt” in Notes to Condensed Consolidated Financial Statements), respectively, for a total liquidity of approximately $1.7 billion and $1.7 billion, respectively. Despite the weaker global economic conditions and the uncertainties related to the impacts of the COVID-19 pandemic, we currently believe that as a result of our strong financial position, including our cash and cash equivalents on hand, availability of funds under the Third Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. As the impact of the COVID-19 pandemic on the global and national economies and our operations evolve, we will continue to assess our liquidity needs.

Financing

On April 17, 2020, as disclosed in Note 8. “Debt”, we entered into the Third Amended and Restated Credit Agreement, which provides for a $1.2 billion asset-based revolving credit facility and a $100 million asset-based FILO Term Loan Facility, for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature in April 2025. The Third Amended and Restated Credit Agreement replaced our then existing amended and restated credit agreement that was due to mature in May 2021.

There were no revolving loans outstanding, $100 million of outstanding FILO Term Loan Facility loans, and $54 million of outstanding standby letters of credit under the Third Amended Credit Agreement at the end of the first quarter of 2021, and we were in compliance with all applicable covenants at March 27, 2021.

Strategic Transformation

In addition to the acquisitions disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets in connection with our strategic transformation. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness (Refer to Note 2. “Acquisitions” for additional information).

Also, we announced a plan to pursue a separation of the Company into two independent, publicly traded companies, expected to be structured as a tax-free spin-off of our B2B related operations. This strategic transaction may involve significant costs. The separation is intended to be completed during the first half of 2022, subject to customary conditions as disclosed herein. There can be no assurances regarding the ultimate timing of the separation or that the transaction will be completed.

Capital Expenditures

We estimate capital expenditures in 2021 to be up to approximately $120 million, which includes investments to support our business priorities. These expenditures will be funded through available cash on hand and operating cash flows.

Capital Return Programs – Share Repurchases and Dividends

In November 2018, our Board of Directors approved a stock repurchase program of up to $100 million of our common stock effective January 1, 2019, which extended until the end of 2020. In November 2019, our Board of Directors approved an increase in the authorization of the existing stock repurchase program of up to $200 million, which included the remaining authorized under the existing stock repurchase program, and extended the program through the end of 2021. As a result of the continued economic uncertainty due to COVID-19, our Board of Directors temporarily suspended the stock repurchase program in May 2020, however, the stock repurchase authorization remained effective. In November 2020, our Board of Directors approved the resumption of the stock repurchase program beginning in the fourth quarter of 2020, which will run through the end of 2021. We did not purchase any shares of our common stock in the first quarter of 2021. As of March 27, 2021, $130 million remains available for stock repurchases under the current stock repurchase program. In May 2021, the Board of Directors approved a new stock repurchase program of up to $300 million, available through June 30, 2022, which replaces the current $200 million stock repurchase program. The new authorization may be suspended or discontinued at any time.

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

In May 2020, in order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, our Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of fiscal 2020. There was no quarterly cash dividend declared and paid in the first quarter of 2021, and our quarterly cash dividend remains temporarily suspended. Prior to its temporary suspension, dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

We will continue to evaluate our capital return programs as appropriate. Decisions regarding future share buybacks and dividends are within the discretion of our Board of Directors, and depend on a number of factors, including, general business and economic conditions, which includes the impact of COVID-19 on such conditions, and other factors which are discussed in this discussion and analysis and “Risk Factors” within Other Key Information in our 2020 Form 10-K, as supplemented by our discussion of “Risk Factors” within Other Information in this quarterly report.

CASH FLOWS

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	First Quarter
(In millions)	2021	2020
Operating activities	$86	$188
Investing activities	(33)	776
Financing activities	(30)	(808)

Operating Activities

In the first quarter of 2021, cash provided by operating activities was $86 million, compared to $188 million during the corresponding period in 2020. This decrease in cash flows from operating activities was primarily driven by $91 million more cash outflows from working capital and $18 million less in usage of deferred tax assets against current obligations, partially offset by $7 million more net income after adjusting for non-cash charges. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. In the first quarter of 2021, the primary driver for higher working capital usage was due to $104 million reduction in cash flows from inventories, as well as an increase in our receivables, partially offset by less cash outflow on payables due to payment terms and timing of payments.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash used in investing activities was $33 million first quarter of 2021, compared to cash from investing activities of $776 million first quarter of 2020. The cash outflow in the first quarter of 2021 was driven by $28 million in business acquisitions, net of cash acquired, and $13 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities. These outflows were partially offset by the cash proceeds from our company-owned life insurance policies of $7 million. The cash inflow in the first quarter of 2020 was driven by the cash proceeds from the collection of the Timber notes receivable of $818 million, which was partially offset by $18 million in business acquisitions, net of cash acquired, and $25 million in capital expenditures.

Financing Activities

Cash used in financing activities was $30 million first quarter of 2021, compared to $808 million first quarter of 2020. The cash outflow in the first quarter of 2021 primarily consisted of $6 million of net payments on long- and short-term borrowings activity related to our debt and $23 million share purchases for taxes, net of proceeds, for employee share-based transactions. Cash used in the first quarter of 2020 primarily consisted of $735 million in Non-recourse debt retirement, $25 million in repayments on long and short-term borrowings, $13 million in payment of cash dividends and $30 million in repurchases of common stock, including commissions.

NEW ACCOUNTING STANDARDS

For a description of new applicable accounting standards, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2020 Form 10-K, in Note 1 of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except for our accounting policy updates described in Note 1 “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting policies since December 26, 2020.

OTHER INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 27, 2021, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2020 Form 10-K.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that, as of March 27, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” within Other Key Information in our 2020 Form 10-K. Our stockholder rights plan expired on May 4, 2021 and, accordingly, the risk factor entitled “Our Board of Directors has adopted a limited duration stockholder rights agreement, which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board of Directors” is no longer applicable. In addition, we are supplementing such risk factors with the following disclosure:

Our business, results of operations and financial performance have been and will continue to be adversely affected by the ongoing COVID-19 pandemic, which could materially affect our future results.

On March 11, 2020, the World Health Organization declared the current outbreak of COVID-19 a global pandemic. In response to this declaration and with the rapid wide spread of COVID-19 globally and throughout the United States, federal, state and local authorities have declared states of emergency and imposed varying degrees of restrictions on social and commercial activities, including travel bans and curfews, in order to promote social distancing in an effort to prevent and slow the spread of the disease. The preventative measures taken by federal, state and local authorities to contain or mitigate the COVID-19 outbreak have caused, and continue to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States, which have led to a decline in discretionary spending by consumers, and in turn have adversely impacted our business, sales, financial condition and results of operations. Beginning towards the end of the second quarter of 2020, some states and local jurisdictions started to phase out restrictions imposed on commercial activities at varying degrees; however, a resurgence of COVID-19, coupled with a potential surge in variant strains of COVID-19, in certain parts of the United States could result in restrictions being reinstated. As a result of the COVID-19 pandemic, we have temporarily closed certain offices (including our corporate headquarters) and implemented certain business travel restrictions, both of which have changed how we currently operate our business. Currently, some of our employees are working remotely, and an extended period of remote work arrangements has and could continue to strain our business continuity plans and introduce operational risk, including but not limited to cybersecurity risks. While we have not experienced a material cybersecurity incident as a result of our current remote work arrangements, we could in the future. We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts and will continue to impact our customers, employees, suppliers, vendors, business partners and distribution channels. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which has and will continue to adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.

We are unable to predict the duration or severity of the COVID-19 pandemic, despite the rollout of multiple vaccines. However, the longer it continues, we will continue experiencing volatility in consumer and business demand and corresponding declining sales patterns. For example, since the second quarter of 2020, the promotion of social distancing and government restrictions on social and commercial activities decreased foot traffic in our stores. Additionally, we have experienced, and will continue to experience, reduced demand for our technology and IT workforce solutions from our enterprise business customers as a result of declining financial performance of such customers, lower demand, cancellations, reductions, revised payment terms, and requests to delay the start of service delivery. In addition, a weaker U.S. economy, higher unemployment, and continuation of remote work and school arrangements will materially impact consumer spending. Decreased foot traffic at our stores and declining financial performance of our business customers has and will continue to adversely impact future sales.

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

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the disease; recurrence of the outbreak; surge of a novel strain of the disease; the possibility of a resulting global or regional economic downturn or recession; governmental, business and other actions, including any future government stimulus programs; the speed at which effective vaccines will be administrated to a sufficient number of people to help control the spread of the virus; the duration of social distancing affecting foot traffic in our stores; the impacts on our supply chain, including impacts to our distribution and logistics providers’ ability to operate or increases in their operating costs, which have and may continue to have an adverse effect on our ability to meet customer demand and has resulted and could continue to result in an increase in our costs of production and distribution, including increased freight and logistics costs and other expenses; disruption to our third-party manufacturing partners and other vendors, including through effects of facility closures, reductions in operating hours and work force, and real time changes in operating procedures, including for additional cleaning and disinfection procedures; the impact of the pandemic on economic activity; customer reduction in workforce and furloughs; the extent and duration of the effect on consumer confidence and spending, customer demand and buying patterns including spending on discretionary categories; the effects of additional store closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our stores, distribution facilities, and other critical functions, particularly members of our work force who have been quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

In addition, we cannot predict the impact that COVID-19 will have on our customers, employees, suppliers, vendors, other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in this section or in “Risk Factors,” within Other Key Information in our 2020 Form 10-K, any of which could have a material effect on us. The situation surrounding COVID-19 remains fluid and additional impacts may arise that we are not aware of currently.

Our business could be negatively affected as a result of an unsolicited tender offer.

During the first quarter of 2021, the Company received two proposals from USR Parent, Inc., the parent company of Staples Inc. and a portfolio company of Sycamore Partners, to acquire 100% of the Company’s issued and outstanding stock or certain assets of the Company. After careful review and consideration of the proposals and in consultation with our financial and legal advisors, our Board of Directors unanimously concluded that the transactions described in the proposals were not in the best interest of the Company and its shareholders, and that there is a more compelling path forward to create value., In January 2021, USR Parent, Inc. also stated its intention to commence a public, all-cash tender offer for 100% of the Company’s outstanding shares of common stock in March 2021 in the event it is unable to reach a negotiated agreement with the Company. On March 31, 2021, USR Parent, Inc. announced that it had decided to defer the March 2021 launch of a tender offer for the Company’s common shares, but reserved the right to commence a tender offer for the Company’s common shares in the future.

In connection with these matters, we have received a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission, which is conducting an investigation of the proposals from USR Parent, Inc. These events, as well as the CID, have required us, and may continue to require us, to incur significant legal fees and other expenses, and have required, and may continue to require, significant time and attention by our management and our Board of Directors. Further, any perceived uncertainties among current and potential customers, suppliers, employees and other constituencies as to our future direction as a consequence of these events may result in lost sales and the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. Actions that our Board of Directors has taken, and may take in the future, in response to any offer and related actions by USR Parent, Inc. or any other offer or proposal may result in litigation against us. These lawsuits may be a significant distraction for our management and employees and may require us to incur significant costs. Moreover, if determined adversely to us, these lawsuits could harm our business and have a material adverse effect on our results of operations.

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

Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. For example, in March 2021, we discovered a security incident involving malware in certain information technology systems that affected our wholly-owned subsidiary CompuCom Systems, Inc. which required CompuCom to temporarily suspend certain services to certain customers (the “2021 Malware Incident”). The 2021 Malware Incident resulted in lost revenue of $3 million during the first fiscal quarter of 2021. The Company estimates that the total loss of service revenue will be between $5 million and $8 million. In addition, the Company expects to incur expenses of up to $20 million, of which approximately $10 million will be accrued through the first quarter of 2021, due to CompuCom’s efforts to restore service delivery and address other matters resulting from the incident. The Company carries insurance, including cyber insurance, which it believes to be commensurate with its size and the nature of its operations and expects that a portion of these costs may be covered by insurance.

If our computer systems are damaged or cease to function properly in the future, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data.

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

We have instituted safeguards for the protection of such information and invested considerable resources, including insurance to cover cyber liabilities, in protecting our systems. These security measures have been compromised in the past and may be compromised in the future as a result of third-party security breaches, burglaries, cyber-attack, errors by our employees or the employees of third-party vendors, faulty password management, misappropriation of data by employees, vendors or unaffiliated third parties, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. For instance, with respect to the 2021 Malware Incident, we discovered a security incident involving malware in certain information technology systems that affected CompuCom and required CompuCom to temporarily suspend certain services to certain customers.

Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems and those of our vendors and unaffiliated third parties are currently, or will in the future be, entirely free from vulnerability to attack or compromise given that the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently.

We have experienced and we expect to continue to experience attempts to breach our systems, none of which has been material to the Company as a whole to date, and we may be unable to protect sensitive data and the integrity of our systems or to prevent fraudulent purchases. Although we do not currently believe the 2021 Malware Incident will have a material impact on the Company as a whole, there can be no assurance that this incident or future incidents will not have a material adverse effect on our business, operating results, and financial condition.

We are also subject to data privacy and security laws and regulations, the number and complexity of which are increasing globally, and despite reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be the subject of enforcement or other legal actions in the event of an incident, including the 2021 Malware Incident. Moreover, an alleged or actual security breach that affects our systems or results in the unauthorized release of personally identifiable information could:

•

materially damage our reputation and brand, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information; and

•

cause us to incur substantial costs, including but not limited to costs associated with investigation and remediation for stolen assets or information, payments of customer incentives for the maintenance of business relationships after an attack, litigation costs, lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack, and increased cyber security protection costs. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses or all types of claims that may arise in the continually evolving area of cyber risk.

Risks Relating to the Proposed Separation

Our plan to pursue a separation of the Company into two independent publicly traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.

On May 5, 2021, we announced plans to pursue a separation of the Company into two independent publicly traded companies. The separation, which is expected to be completed during the first half of 2021, is subject to certain conditions, including final approval of the Company’s Board of Directors, opinions from tax counsel and the favorable ruling by the IRS on the tax-free nature of the transaction to the Company and its shareholders, and the filing and effectiveness of a registration statement with the SEC, the approved listing of the separated company’s common stock on a national securities exchange and the completion of any necessary financings. Unanticipated developments, including changes in the competitive conditions in the Company’s markets, possible delays in obtaining tax opinions, the uncertainty of the financial markets and challenges in executing the separation, could delay or prevent the completion of the proposed separation, or cause the proposed separation to occur on terms or conditions that are different or less favorable than expected.

We expect that the process of completing the proposed separation will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the separation is not completed. Executing the proposed separation will require significant time and attention from our senior management and employees, which could adversely affect our business, financial results and results of operations. We may also experience increased difficulties in attracting, retaining and motivating employees during the pendency of the separation and following its completion, which could harm our businesses.

The separation may not achieve some or all of the anticipated benefits.

We may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the separation, or such benefits may be delayed by a variety of circumstances, which may not be under the Company’s control. If the separation is completed, the two independent publicly traded companies, will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect their respective business, financial condition and results of operations. Further, there can be no assurance that the combined value of the common stock of the two publicly traded companies will be equal to or greater than what the value of the Company’s common stock would have been had the proposed separation not occurred.

The proposed separation may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.

Parties with which we do business may experience uncertainty associated with the separation, including with respect to current or future business relationships with us. Our business relationships may be subject to disruption as clients, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including a material and adverse effect on our ability to realize the anticipated benefits of the separation.

The separation could result in substantial tax liability.

We intend to obtain an opinion to the effect that, for U.S. federal income tax purposes, the separation will qualify, for both the Company and our shareholders, as a tax-free reorganization within the meaning of Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended. The opinion will be based, among other things, on various factual assumptions and representations we have made. If any of these assumptions or representations are, or become, inaccurate or incomplete, reliance on the opinion may be affected and the separation could be taxable to the Company and our shareholders. The opinion we will receive will not be binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will not challenge the conclusions reflected in the opinion or that a court would not sustain such a challenge.

The separation could negatively impact our access to capital and the terms of our borrowing arrangements, which in turn would have an adverse effect on our business and operating results.

The terms of our borrowing arrangements may require that we amend such terms due to the separation, and we may not be able to secure terms that are as favorable as those received prior to the separation. Additionally, as a result of the separation and the resulting decreased revenue diversification and decreased earnings we may become unable to satisfy certain financial condition tests or maintain specified financial ratios that are required under our debt facilities, which could result in the acceleration of the repayment of debt (including as a result of cross-defaults under other arrangements), termination of the applicable facility or an increase in our effective cost of funds.  As a result, our ability to operate would be restricted, which would have an adverse effect on our business and operating results.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of our common stock in the first quarter of 2021. At March 27, 2021, $130 million remained available for additional repurchases under the current stock repurchase program.

Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number	Average	Part of a Publicly	Purchased Under
	of Shares	Price Paid	Announced Plan or	the Repurchase
	Purchased	per Share	Program	Programs (b)
Period	(In thousands)	(a)	(In thousands)	(In millions)
December 27, 2020 — January 23, 2021	—	$—	—	$130
January 24, 2021 — February 20, 2021	—	$—	—	$130
February 21, 2021 — March 27, 2021	—	$—	—	$130
Total	—	$—	—

(a)	The average price paid per share for our common stock repurchases includes a per share commission paid.

(b)In November 2018, our Board of Directors approved a stock repurchase program of up to $100 million of our common stock effective January 1, 2019, which extended until the end of 2020. In November 2019, our Board of Directors approved an increase in the authorization of the existing stock repurchase program of up to $200 million, which included the remaining authorized amount under the existing stock repurchase program, and extended the program through the end of 2021. As a result of the continued economic uncertainty due to COVID-19, our Board of Directors temporarily suspended the stock repurchase program in May 2020, however, the stock repurchase authorization remained effective. In November 2020, our Board of Directors approved the resumption of the stock repurchase program beginning in the fourth quarter of 2020 which was set to run through the end of 2021. In May 2021, the Board of Directors approved a new stock repurchase program of up to $300 million, available through June 30, 2022, which replaces the current $200 million stock repurchase program. The new authorization may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances. Our Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses.

In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, in May 2020, our Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of fiscal 2020. There was no quarterly cash dividend declared and paid in the first quarter of 2021, and our quarterly cash dividend remains temporarily suspended. Prior to its temporary suspension, dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

EXHIBITS

10.1

Cooperation Agreement, by and among HG Vora Capital Management, LLC and The ODP Corporation, dated January 25, 2021 (Incorporated by reference from Exhibit 10.1 of The ODP Corporation’s Form 8-K, filed with the SEC on January 26, 2021).

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

FORM 10-Q CROSS-REFERENCE INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ODP CORPORATION
(Registrant)

Date: May 5, 2021	By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2021	By:	/s/ D. ANTHONY SCAGLIONE
D. Anthony Scaglione
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: May 5, 2021	By:	/s/ RICHARD A. HAAS
Richard A. Haas
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)