Form 10-Q
period 2021-06-26
ODP Corp
filed 2021-08-04
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2021

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At July 28, 2021, there were 53,328,218 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

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

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Sales:
Products	$1,961	$1,857	$4,012	$4,194
Services	325	301	640	689
Total sales	2,286	2,158	4,652	4,883
Cost of goods and occupancy costs:
Products	1,590	1,531	3,199	3,358
Services	224	211	447	479
Total cost of goods and occupancy costs	1,814	1,742	3,646	3,837
Gross profit	472	416	1,006	1,046
Selling, general and administrative expenses	428	406	880	928
Asset impairments	115	401	127	413
Merger, restructuring and other operating expenses, net	7	65	21	81
Operating loss	(78)	(456)	(22)	(376)
Other income (expense):
Interest income	—	—	—	3
Interest expense	(6)	(11)	(14)	(29)
Loss on extinguishment and modification of debt	—	(12)	—	(12)
Other income, net	5	4	16	5
Loss before income taxes	(79)	(475)	(20)	(409)
Income tax expense (benefit)	9	(36)	15	(15)
Net loss	$(88)	$(439)	$(35)	$(394)
Loss per share
Basic	$(1.62)	$(8.34)	$(0.65)	$(7.46)
Diluted	$(1.62)	$(8.19)	$(0.65)	$(7.31)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in The ODP Corporation Annual Report on Form 10-K filed on February 24, 2021 (the “2020 Form 10-K”).

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net loss	$(88)	$(439)	$(35)	$(394)
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	4	13	9	(28)
Other	1	—	1	(1)
Total other comprehensive income (loss), net of tax, where applicable	5	13	10	(29)
Comprehensive loss	$(83)	$(426)	$(25)	$(423)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	June 26,	December 26,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$691	$729
Receivables, net	681	631
Inventories	957	930
Prepaid expenses and other current assets	82	65
Total current assets	2,411	2,355
Property and equipment, net	533	576
Operating lease right-of-use assets	1,053	1,170
Goodwill	575	609
Other intangible assets, net	341	357
Deferred income taxes	151	162
Other assets	314	329
Total assets	$5,378	$5,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$979	$919
Accrued expenses and other current liabilities	1,089	1,138
Income taxes payable	10	12
Short-term borrowings and current maturities of long-term debt	22	24
Total current liabilities	2,100	2,093
Deferred income taxes and other long-term liabilities	193	197
Pension and postretirement obligations, net	38	43
Long-term debt, net of current maturities	337	354
Operating lease liabilities	869	991
Total liabilities	3,537	3,678
Commitments and contingencies
Stockholders' equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 64,623,396 at June 26, 2021 and 62,551,255 at December 26, 2020; outstanding shares — 53,747,179 at June 26, 2021 and 52,694,062 at December 26, 2020	1	1
Additional paid-in capital	2,707	2,675
Accumulated other comprehensive loss	(22)	(32)
Accumulated deficit	(444)	(409)
Treasury stock, at cost — 10,876,217 shares at June 26, 2021 and 9,857,193 shares at December 26, 2020	(401)	(355)
Total stockholders' equity	1,841	1,880
Total liabilities and stockholders’ equity	$5,378	$5,558

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	26 Weeks Ended
	June 26,	June 27,
	2021	2020
Cash flows from operating activities:
Net loss	$(35)	$(394)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	89	97
Charges for losses on receivables and inventories	10	16
Asset impairments	127	413
(Gain) loss on disposition of assets, net	(3)	5
Loss on extinguishment and modification of debt	—	12
Compensation expense for share-based payments	20	16
Deferred income taxes and deferred tax asset valuation allowances	6	(3)
Changes in working capital and other operating activities	(139)	18
Net cash provided by operating activities	75	180
Cash flows from investing activities:
Capital expenditures	(29)	(40)
Businesses acquired, net of cash acquired	(28)	(18)
Proceeds from collection of notes receivable	—	818
Proceeds from disposition of assets	3	1
Settlement of company-owned life insurance policies	21	1
Net cash provided by (used in) investing activities	(33)	762
Cash flows from financing activities:
Net payments on long and short-term borrowings	(13)	(30)
Debt retirement	—	(1,187)
Debt issuance	—	400
Cash dividends on common stock	—	(13)
Share purchases for taxes, net of proceeds from employee share-based transactions	(23)	(5)
Repurchase of common stock for treasury	(46)	(30)
Other financing activities	(1)	(7)
Net cash used in financing activities	(83)	(872)
Effect of exchange rate changes on cash and cash equivalents	3	(6)
Net increase (decrease) in cash and cash equivalents	(38)	64
Cash, cash equivalents and restricted cash at beginning of period	729	700
Cash, cash equivalents and restricted cash at end of period	$691	$764
Supplemental information on non-cash investing and financing activities
Right-of-use assets obtained in exchange for new finance lease liabilities	$2	$3
Right-of-use assets obtained in exchange for new operating lease liabilities	39	63
Business acquired in exchange for common stock issuance	35	—

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

	26 Weeks Ended June 26, 2021
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 26, 2020	62,551,255	$1	$2,675	$(32)	$(409)	$(355)	$1,880
Net income	—	—	—	—	53	—	53
Other comprehensive income	—	—	—	5	—	—	5
Exercise and release of incentive stock (including income tax benefits and withholding)	1,225,876	—	(23)	—	—	—	(23)
Amortization of long-term incentive stock grants	—	—	10	—	—	—	10
Common stock issuance related to the BuyerQuest acquisition	827,498	—	35	—	—	—	35
Balance at March 27, 2021	64,604,629	$1	$2,697	$(27)	$(356)	$(355)	$1,960
Net loss	—	—	—	—	(88)	—	(88)
Other comprehensive income	—	—	—	5	—	—	5
Exercise and release of incentive stock (including income tax benefits and withholding)	18,767	—	—	—	—	—	—
Amortization of long-term incentive stock grants	—	—	10	—	—	—	10
Repurchase of common stock	—	—	—	—	—	(46)	(46)
Balance at June 26, 2021	64,623,396	$1	$2,707	$(22)	$(444)	$(401)	$1,841

	26 Weeks Ended June 27, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 28, 2019	62,042,477	$1	$2,652	$(66)	$(89)	$(325)	$2,173
Net income	—	—	—	—	45	—	45
Other comprehensive loss	—	—	—	(42)	—	—	(42)
Exercise and release of incentive stock (including income tax benefits and withholding)	426,591	—	(4)	—	—	—	(4)
Amortization of long-term incentive stock grants	—	—	7	—	—	—	7
Dividends paid on common stock ($0.25 per share)	—	—	(13)	—	—	—	(13)
Repurchase of common stock	—	—	—	—	—	(30)	(30)
Adjustment for adoption of accounting standard	—	—	—	—	(1)	—	(1)
Balance at March 28, 2020	62,469,068	$1	$2,642	$(108)	$(45)	$(355)	$2,135
Net loss	—	—	—	—	(439)	—	(439)
Other comprehensive income	—	—	—	13	—	—	13
Exercise and release of incentive stock (including income tax benefits and withholding)	45,478	—	(1)	—	—	—	(1)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Balance at June 27, 2020	62,514,546	$1	$2,650	$(95)	$(484)	$(355)	$1,717

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The ODP Corporation, including its consolidated subsidiaries (“ODP” or the “Company”), is a leading provider of business services and supplies, products and digital workspace technology solutions to small, medium-sized and enterprise businesses. The Company operates through its direct and indirect subsidiaries and maintains a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 1,091 retail stores, all supported by supply chain facility and delivery operations. Through its banner brands Office Depot®, OfficeMax®, CompuCom® and Grand & Toy®, as well as others, the Company offers its customers the tools and resources they need to focus on starting, growing and running their business. The Company’s corporate headquarters is located in Boca Raton, FL, and its primary website is www.officedepot.com.

At June 26, 2021, the Company had three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and CompuCom Division.

The Condensed Consolidated Financial Statements as of June 26, 2021, and for the 13-week and 26-week periods ended June 26, 2021 (also referred to as the “second quarter of 2021” and the “first half of 2021,” respectively) and June 27, 2020 (also referred to as the “second quarter of 2020” and the “first half of 2020,” respectively) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Business acquisitions in 2020 and 2021 are included prospectively from the date of acquisition, thus affecting the comparability of the Company’s financial statements for all periods presented in this report on Form 10-Q.

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

PLANNED SEPARATION OF CONSUMER BUSINESS

As previously announced, in May 2021, the Company’s Board of Directors unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies. When the plan was announced, the Company expected to structure it as a tax-free spin-off of the Company’s B2B related operations. Following further review, the Company determined that it should utilize the flexibility created by the holding company reorganization in 2020 to structure the separation as a tax-free spin-off of the Company’s consumer business, with the Company retaining its B2B related operations (the “Separation”), as further described below. The Company believes that this modified approach will be more efficient considering that it is expected that the majority of the Company’s current management team and Directors will remain with the B2B business which will continue to be owned by “The ODP Corporation.” Each company is expected to have a unique and highly focused strategy and investment profile, as follows:

•

ODP – a leading B2B solutions provider serving small, medium and enterprise level companies, mainly consisting of the contract sales channel of the Business Solutions Division, which includes operations in Canada and the independent regional office supply distribution businesses within the U.S. that the Company has been acquiring since 2017. ODP will also own the newly formed B2B digital platform technology business, including BuyerQuest, as well as the Company’s global sourcing office, and its other sourcing, supply chain and logistics assets; and

•

NewCo – an Office Depot branded leading provider of retail consumer and small business products and services distributed via approximately 1,100 Office Depot and OfficeMax retail locations and an eCommerce presence, officedepot.com.

The Separation is expected to allow ODP and NewCo to pursue market opportunities and separate growth strategies, and improve value for shareholders and stakeholders. While ODP and NewCo will be separate, independent companies, they will share commercial agreements that will allow them to continue to leverage scale benefits in such areas as product sourcing and supply chain.

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

In addition, on June 29, 2021, the Company’s Board of Directors provided their alignment with management’s commitment to a plan to sell its CompuCom Division through a single disposal group. Refer to Note 13 for additional information.

CASH MANAGEMENT

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Amounts not yet presented for payment to zero balance disbursement accounts of $13 million and $23 million at June 26, 2021 and December 26, 2020, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

At June 26, 2021 and December 26, 2020, cash and cash equivalents held outside the United States amounted to $151 million and $159 million, respectively.

Restricted cash consists primarily of short-term cash deposits having original maturity dates of twelve months or less that serve as collateral to certain of the Company’s letters of credit. Restricted cash is valued at cost, which approximates fair value. There was no restricted cash at both June 26, 2021 and December 26, 2020.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 2. ACQUISITIONS

Since 2017, the Company has been undergoing a strategic business transformation to pivot into an integrated B2B distribution platform, with the objective of expanding its product offerings to include value-added services for its customers and capture greater market share. As part of this transformation, the Company is evolving its B2B business to include a new digital procurement platform focused on transforming the B2B procurement and sourcing industry. On January 29, 2021, in connection with the Company’s development efforts in this area, the Company acquired BuyerQuest Holdings, Inc. (“BuyerQuest”), a business services software company with an eProcurement platform for approximately $71 million, subject to customary post-closing adjustments. The purchase consideration for BuyerQuest includes $61 million paid at closing, funded with $26 million of cash on hand and the issuance of 827,498 shares of the Company’s common stock, and up to $10 million contingent consideration that will be payable over a two-year period subject to BuyerQuest meeting certain performance conditions. The current and non-current portions of this contingent consideration liability are presented in Accrued expenses and other current liabilities and Deferred income taxes and other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

As part of its transformation, the Company continues to acquire profitable regional office supply distribution businesses to expand its reach and distribution network into geographic areas that were previously underserved. During the first half of 2021, the Company acquired one small independent regional office supply distribution business for approximately $2 million funded with cash on hand, subject to customary post-closing adjustments.

The acquisitions were treated as purchases in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transactions including goodwill and other intangible assets. The Company has performed a preliminary purchase price allocation of the aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transactions. The preliminary purchase price allocation for BuyerQuest includes $6 million of technology intangible assets and $67 million of goodwill. The preliminary purchase price allocation for the acquired office supply distribution business includes $1 million of goodwill. An immaterial amount of the aggregate purchase price was allocated to working capital accounts. These assets and liabilities are included in the Condensed Consolidated Balance Sheet as of June 26, 2021. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the dates of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of the acquired businesses are combined with the Company’s operating results subsequent to their purchase dates. The operating results of the acquired office supply distribution business are included in the Business Solutions Division, and the operating results of BuyerQuest are included in Other, as described in Note 5. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses, individually and in the aggregate, are not material to the Company.

Based on new information received, the preliminary purchase price allocations of the companies acquired in 2020 have been adjusted during the respective measurement periods. These adjustments were insignificant individually and in the aggregate to the Company’s Condensed Consolidated Financial Statements. The measurement periods for acquisitions completed in the first half of 2020 closed within the first half of 2021.

Under the business combinations accounting guidance, merger and integration costs are not included as components of consideration transferred. Instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger, restructuring and other operating expenses, net line in the Condensed Consolidated Statements of Operations. Refer to Note 3 for additional information about the merger, restructuring and other operating expenses incurred during the second quarter and first half of 2021.

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

	Second Quarter		First Half
(In millions)	2021	2020	2021	2020
Merger and transaction related expenses
Transaction and integration	$—	$7	1	14
Total Merger and transaction related expenses	—	7	1	14
Restructuring expenses
Severance	(7)	42	(6)	42
Professional fees	—	5	1	11
Facility closure, contract termination, and other expenses, net	—	11	9	14
Total Restructuring expenses, net	(7)	58	4	67
Other operating expenses
Professional fees	14	—	16	—
Total Other operating expenses	14	—	16	—
Total Merger, restructuring and other operating expenses, net	$7	$65	$21	$81

MERGER AND TRANSACTION RELATED EXPENSES

In the second quarter of 2021, the Company did not incur any transaction and integration expenses. During the first half of 2021, the Company incurred $1 million of transaction and integration expenses. In the second quarter and first half of 2020, the Company incurred $7 million and $14 million of merger and transaction related expenses, respectively. These expenses include legal, accounting, and other third-party expenses incurred in connection with acquisitions and business integration activities primarily related to the CompuCom Division in the second quarter and first half of 2020, and to other acquisitions in the first half of 2021.

RESTRUCTURING EXPENSES

Maximize B2B Restructuring Plan

In May 2020, the Company’s Board of Directors approved a restructuring plan to realign the Company’s operational focus to support its “business-to-business” solutions and IT services business units and improve costs (“Maximize B2B Restructuring Plan”). Implementation of the Maximize B2B Restructuring Plan is expected to be substantially completed by the end of 2023. The Maximize B2B Restructuring Plan aims to generate savings through optimizing the Company’s retail footprint, removing costs that directly support the Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of the Company’s business-to-business platform. The plan is broader than restructuring programs the Company has implemented in the past and includes closing and/or consolidating retail stores and distribution facilities and the reduction of up to 13,100 employee positions by the end of 2023. The Company is evaluating the number and timing of retail store and distribution facility closures and/or consolidations. However, it is generally understood that closures will approximate the store’s lease termination date. The Company closed 54 and 61 retail stores under the Maximize B2B Restructuring Plan during the second quarter and first half of 2021, respectively. The Company had closed 70 retail stores and two distribution facilities in 2020 under the Maximize B2B Restructuring Plan. It is anticipated that additional retail stores will be closed in 2021. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $115 million, comprised of:

(a)	severance costs of approximately $53 million;
(b)	facility closure costs of approximately $34 million, which are mainly related to retail stores; and
(c)	other costs, including contract termination costs, to facilitate the execution of the Maximize B2B Restructuring Plan of approximately $28 million.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The total costs of up to $115 million above are less than the Company’s estimate of total costs for this restructuring plan in prior quarters, mainly as a result of the reduction in the number of expected retail store and distribution facility closures based upon the Company’s most recent evaluation of economic factors that influence expected store closures. There could be further fluctuations in the estimate of total expected costs in the future as a result of changes in the Company’s business strategy, including the Separation described in Note 1 above. In addition, the reduction of employee positions may also be impacted as a result of fewer retail store closures and the changes in the Company’s business strategy. The $115 million of total costs are expected to be incurred as cash expenditures through 2023 and funded primarily with cash on hand and cash from operations. The Company incurred $90 million in restructuring expenses to implement the Maximize B2B Restructuring Plan since its inception in 2020 and through the first half of 2021, of which $44 million were cash expenditures.

In the second quarter of 2021, the Company incurred $(2) million, net, in restructuring expenses associated with the Maximize B2B Restructuring Plan, which consisted of $2 million in reversal of employee severance accruals due to changes in estimates, a $1 million gain on sale of retail store assets, partially offset by $1 million of facility closure, contract termination and other costs. In the first half of 2021, the Company incurred $9 million in restructuring expenses associated with the Maximize B2B Restructuring Plan, which consisted of $1 million in third-party professional fees, $10 million of facility closure, contract termination and other costs, partially offset by $1 million in reversal of employee severance accruals due to changes in estimates and a $1 million gain on sale of retail store assets. The facility closure costs were mainly related to retail store closure accruals and accelerated depreciation. Of these amounts, $11 million and $16 million were cash expenditures in the second quarter and the first half of 2021, respectively.

In the second quarter of 2020, the Company incurred $51 million in restructuring expenses associated with the Maximize B2B Restructuring Plan, which consisted of $42 million in severance and $9 million of facility closure costs and other that were mainly related to facility closure accruals, gains and losses on asset dispositions, and accelerated depreciation. Of these amounts, $3 million were cash expenditures in the second quarter of 2020.

Other

Included in restructuring expenses in the second quarter and first half of 2021 were $(5) million related to reduction of accrued severance costs associated with the Business Acceleration Program, due to a change of estimates. The Business Acceleration Program was announced in 2019 and largely concluded at the end of 2020. The Company determined during the second quarter of 2021 that these remaining severance actions, which were previously accrued for, were no longer probable. Included in restructuring expense in the second quarter and first half of 2020 were $6 million and $14 million, respectively, of costs incurred in connection with the Business Acceleration Program. These costs included third-party professional fees, retail and facility closure costs and other costs.

OTHER OPERATING EXPENSES

CompuCom strategic alternatives review

In January 2021, the Company’s Board of Directors announced that as a result of a business review of CompuCom, management has initiated a process to explore a value-maximizing sale of the Company’s CompuCom Division to maximize CompuCom’s full potential and drive forward its future value and success. The Company incurred $1 million and $2 million in third-party professional fees associated with exploring the sale of CompuCom in the second quarter and first half of 2021, respectively. On June 29, 2021, management obtained the Board of Directors’ alignment and committed to a plan to sell CompuCom through a single disposal group. Refer to Note 13 for additional information.

USR Parent, Inc. proposals

During the first quarter of 2021, the Company received two proposals from USR Parent, Inc., the parent company of Staples Inc. and a portfolio company of Sycamore Partners, to acquire 100% of the Company’s issued and outstanding stock or certain assets of the Company. After careful review and consideration of the proposals and in consultation with the Company’s financial and legal advisors, the Company’s Board of Directors unanimously concluded that the transactions described in the proposals were not in the best interest of the Company and its shareholders, and that there was a more compelling path forward to create value. The Company filed statements on Schedule 14D-9 with the SEC on January 19, 2021 and March 15, 2021 containing its Board of Directors’ recommendation. Also, on March 31, 2021, USR Parent, Inc. publicly announced that it decided to defer the March 2021 launch of a tender offer for the Company’s common stock while reserving the right to commence one in the future.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

During the second quarter of 2021, the Company received a third proposal from USR Parent, Inc. to acquire the Company’s consumer business, including its retail stores, and reiterated its intention to commence a tender offer if negotiations for an alternative transaction are not successful. The Company’s Board of Directors is carefully reviewing the third proposal with the assistance of its financial and legal advisors to determine the course of action that it believes is in the best interests of the Company and its shareholders. The Company incurred $2 million and $3 million in third-party professional fees related to the evaluation of USR Parent, Inc.’s proposals in the second quarter and first half of 2021, respectively, including expenses incurred in connection with a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”), which is conducting an investigation of USR Parent, Inc.’s proposals.

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

Planned Separation of Consumer Business

In May 2021, the Company’s Board of Directors unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies, as further described in Note 1 above. The Company expects to incur significant costs in connection with the Separation, which are expected to primarily be third-party professional fees related to investment banking, accounting, legal, consulting and other similar types of services associated with the Separation transaction, as well as costs associated with the operational separation of the two companies, such as those related to human resources, brand management, real estate and IT infrastructure. Separation costs also may include the costs associated with bonuses and restricted stock grants awarded to certain employees for retention through the Separation. The Company incurred $11 million in third-party professional fees associated with the Separation in the second quarter and first half of 2021 related to the Separation and expects to continue to incur additional Separation costs in 2021 and 2022 until the Separation is completed. The Company currently estimates that such additional costs will exceed $100 million, although such estimate is subject to a number of assumptions and uncertainties.

MERGER, RESTRUCTURING AND OTHER ACCRUALS

The activity in the merger, restructuring and other accruals in the first half of 2021 is presented in the table below. Certain merger, restructuring and other charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

	Balance as of			Balance as of
	December 26,	Charges (credits)	Cash	June 26,
(In millions)	2020	Incurred	Payments	2021
Termination benefits:
Maximize B2B Restructuring Plan	30	(1)	(5)	24
Business Acceleration Program	8	(5)	(3)	—
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	1	—	—	1
Maximize B2B Restructuring Plan	10	6	(9)	7
Business Acceleration Program	1	—	(1)	—
Comprehensive Business Review	2	—	—	2
CompuCom strategic alternatives review	—	2	(1)	1
USR Parent, Inc. proposals	—	3	(3)	—
Planned separation of consumer business	—	11	—	11
Total	$52	$16	$(22)	$46

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 4. REVENUE RECOGNITION

PRODUCTS AND SERVICES REVENUE

The following table provides information about disaggregated revenue by Division, and major products and services categories.

	Second Quarter of 2021
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$592	$299	$—	$4	$895
Technology	297	389	67	—	753
Furniture and other	188	120	—	5	313
Services
Technology	—	5	153	(5)	153
Copy, print, and other	69	101	2	—	172
Total	$1,146	$914	$222	$4	$2,286

	Second Quarter of 2020
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$548	$263	$—	$6	$817
Technology	271	424	58	2	$755
Furniture and other	146	135	—	4	$285
Services
Technology	—	6	153	(4)	$155
Copy, print, and other	59	84	3	—	$146
Total	$1,024	$912	$214	$8	$2,158

	First Half of 2021
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$1,167	$660	$—	$5	$1,832
Technology	606	828	116	—	1,550
Furniture and other	363	258	—	9	630
Services
Technology	—	11	299	(7)	303
Copy, print, and other	138	196	3	—	337
Total	$2,274	$1,953	$418	$7	$4,652

	First Half of 2020
(In millions)	Business Solutions Division	Retail Division	CompuCom Division	Other	Total
Major products and services categories
Products
Supplies	$1,302	$683	$—	$7	$1,992
Technology	588	907	122	2	1,619
Furniture and other	322	257	—	4	583
Services
Technology	—	15	322	(7)	330
Copy, print, and other	146	207	6	—	359
Total	$2,358	$2,069	$450	$6	$4,883

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

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts in the first halves of 2021 and 2020.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and deferred revenue is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of June 26, 2021 and December 26, 2020, the Company had $11 million and $12 million of deferred revenue related to the loyalty program, respectively, which is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	June 26,	December 26,
(In millions)	2021	2020
Trade receivables, net	$561	$501
Short-term contract assets	18	15
Long-term contract assets	13	15
Short-term contract liabilities	49	50
Long-term contract liabilities	3	4

In the first halves of 2021 and 2020, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $23 million and $19 million in the first halves of 2021 and 2020, respectively, which were included in the short-term contract liability balance at the beginning of each respective period. The Company recognized no contract assets and $2 million of contract liabilities in the first half of 2021 as a result of business combinations. There were no contract assets and liabilities that were recognized in the first half 2020 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of each respective period that transferred to receivables in the first halves of 2021 and 2020.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

COSTS TO OBTAIN A CONTRACT

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be capitalized. These costs are periodically reviewed for impairment, and are amortized on a straight-line basis over the expected period of benefit. As of June 26, 2021 and December 26, 2020, capitalized acquisition costs amounted to $31 million and $30 million, respectively, and are reflected in short-term contract assets and long-term contract assets in the table above. In the second quarter and first half of 2021, amortization expenses were $8 million and $14 million, respectively. In the second quarter and first half of 2020, amortization expenses were $7 million and $15 million, respectively. The Company had no asset impairment charges related to contract assets in the periods presented herein. There is uncertainty regarding the impacts of COVID-19, the novel coronavirus disease that was declared a pandemic by the World Health Organization on March 11, 2020, on the global and national economies, which could negatively affect the Company’s customers and result in future impairments of contract assets.

NOTE 5. SEGMENT INFORMATION

At June 26, 2021, the Company had three reportable segments: Business Solutions Division, Retail Division and CompuCom Division. The Business Solutions Division sells nationally branded as well as the Company’s private branded office supply and adjacency products and services to customers in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites. The Retail Division includes a chain of retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which sell office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offer business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are also facilitated through the Company’s regional print production centers. The CompuCom Division provides IT services and products to enterprise organizations in the United States and Canada, and offers a broad range of solutions including technology lifecycle management, end user computing and collaboration, service desk, remote technology monitoring and management, and IT workforce solutions. On June 29, 2021, management obtained the Board of Directors’ alignment and committed to a plan to sell its CompuCom Division through a single disposal group. The CompuCom disposal group has met the accounting criteria to be classified as held for sale as of June 29, 2021 and will be presented as such in the third quarter of 2021. In addition, the Company intends to present the operating results and cash flows of its CompuCom Division as discontinued operations for all periods presented in future filings. Refer to Note 13 for additional information.

The retained global sourcing operations previously included in the former International Division are not significant and have been presented as Other. The operating results of BuyerQuest are not significant in the second quarter and first half of 2021 and are included in Other since its acquisition on January 29, 2021. Also included in Other is the elimination of intersegment revenues of $6 million and $10 million for the second quarter and first half of 2021, respectively, and $3 million and $7 million for the second quarter and first half of 2020, respectively.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following is a summary of sales and operating income (loss) by each of the Divisions and Other, reconciled to consolidated totals.

	Sales
	Second Quarter		First Half
(In millions)	2021	2020	2021	2020
Business Solutions Division	$1,146	$1,024	$2,274	$2,358
Retail Division	914	912	1,953	2,069
CompuCom Division	222	214	418	450
Other	4	8	7	6
Total	$2,286	$2,158	$4,652	$4,883

	Division Operating Income (Loss)
	Second Quarter		First Half
(In millions)	2021	2020	2021	2020
Business Solutions Division	$31	$13	$48	$53
Retail Division	44	18	145	106
CompuCom Division	3	4	2	7
Other	(2)	—	(2)	—
Total	$76	$35	$193	$166

A reconciliation of the measure of Division operating income to Consolidated loss before income taxes is as follows:

	Second Quarter		First Half
(In millions)	2021	2020	2021	2020
Total Divisions operating income	$76	$35	$193	$166
Add/(subtract):
Asset impairments	(115)	(401)	(127)	(413)
Merger, restructuring and other operating expenses, net	(7)	(65)	(21)	(81)
Unallocated expenses	(32)	(25)	(67)	(48)
Interest income	—	—	—	3
Interest expense	(6)	(11)	(14)	(29)
Loss on extinguishment and modification of debt	—	(12)	—	(12)
Other income, net	5	4	16	5
Loss before income taxes	$(79)	$(475)	$(20)	$(409)

The components of goodwill by segment are provided in the following table:

	Business Solutions	Retail	CompuCom
(In millions)	Division	Division	Division	Other	Total
Balance as of December 26, 2020	$316	$78	$215	$—	$609
Acquisitions	1	—	—	67	68
Impairments	—	—	(103)	—	(103)
Foreign currency rate impact	—	—	1	—	1
Balance as of June 26, 2021	$317	$78	$113	$67	$575

Additions to goodwill relate to acquisitions made during the first half of 2021, as well as the impact of purchase accounting adjustments associated with 2020 acquisitions. As disclosed in Note 2, these adjustments were insignificant individually and in the aggregate to the Company’s Condensed Consolidated Financial Statements. Refer to Note 2 for additional information on the acquisitions made during the first half of 2021.

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

During the second quarter of 2021, the Company determined that an indicator of potential impairment existed to require an interim quantitative goodwill impairment test for its CompuCom reporting unit, due to the continued macroeconomic impacts of COVID-19 on CompuCom’s current and projected future results of operations as further described below. The quantitative goodwill impairment test, which combined the income approach and market approach valuation methodologies, indicated that the carrying value of the CompuCom reporting unit exceeded its fair value by $103 million. As a result, the Company recorded a partial goodwill impairment charge of $103 million in the second quarter of 2021 associated with the CompuCom reporting unit. This non-cash impairment charge is presented within the Asset Impairment line in the accompanying Condensed Consolidated Statements of Operations. After the impairment charge, the CompuCom reporting unit has remaining goodwill of $113 million as of June 26, 2021.

The decline in the fair value of the CompuCom reporting unit resulted from continued macroeconomic impacts of COVID-19, particularly as it relates to the disruptions to the operations of its business customers, which lowered the projected revenue growth rate and profitability level of the reporting unit. The duration of the impacts of the pandemic are expected to be longer than previously anticipated for CompuCom, which has significantly impacted the Company’s expectations on timing for its customers returning back to levels of historical operations, impacting annuity-based and project-based service revenues, as well as product revenues. In addition, the Company has experienced an increase in product costs due to supply constraints, which had a negative impact on its profitability levels, and is expected to further impact future periods. In addition, the consideration of incremental risk associated with the continued uncertainty related to the pace of the economic recovery was also a factor that contributed to the decline in the fair value of the reporting unit.

The fair value estimate for the reporting unit was based on a blended analysis of the present value of future discounted cash flows and market value approach. The significant estimates used in the discounted cash flow model included the Company’s weighted average cost of capital, projected cash flows and the long-term rate of growth. The assumptions were based on the actual historical performance of the reporting unit and took into account the recent and continued weakening of operating results as well as the anticipated rate of recovery, and implied risk premiums based on market prices of the Company’s equity and debt as of the assessment date. Significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. CompuCom’s tradename, which is an indefinite-lived intangible asset, was also tested for impairment using the relief from royalty method and was determined to be impaired as its carrying value exceeded its fair value by $11 million. Accordingly, the Company recorded an impairment charge of $11 million in the second quarter of 2021 related to this asset.

The Company is monitoring the performance of its Contract reporting unit. The Company’s Contract reporting unit, which had also been negatively impacted by COVID-19, has experienced partial recovery as the impacts of the pandemic on its business customers have begun to recede in the second quarter of 2021. The Contract reporting units’ operating performance and future outlook are in line with the Company’s forecasts used in determining the fair value estimates in the most recent quantitative annual impairment test. Accordingly, there are no impairment indicators identified for this reporting unit as of June 26, 2021. The Company also did not identify indicators of impairment related to its other reporting units, which mainly serve consumers through its retail stores and eCommerce platform and have been performing in accordance with forecasts. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of the Company’s reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying amount, resulting in additional goodwill impairment charges.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 6. INCOME TAXES

During 2021 and 2020, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to limited international operations and improved operating results. The Company’s effective tax rates were (11)% and (75)% for the second quarter and first half of 2021, respectively, and 8% and 4% for the second quarter and first half of 2020, respectively. In the first half of 2021, the Company’s effective rate was primarily impacted by the goodwill impairment in the CompuCom reporting unit in the second quarter of 2021 described in Note 5 above, recognition of a large tax windfall associated with stock-based compensation awards year-to-date, recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position and certain reorganization expenses that are not currently deductible. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate to differ from the statutory rate of 21%. The Company’s effective tax rate in the prior period has varied considerably primarily due to the impact of goodwill impairment, state taxes, excess tax deficiencies associated with stock-based compensation awards and certain nondeductible items, adjustments to certain tax benefits and the mix of income and losses across U.S. and non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years prior to 2019 and 2014, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal income tax examination, and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years prior to 2013. The Company’s U.S. federal income tax return for 2020 is currently under review. Generally, the Company is subject to routine examination for years 2013 and forward in its international tax jurisdictions.

It is anticipated that $1 million of tax positions will be resolved within the next 12 months. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

NOTE 7. EARNINGS (LOSS) PER SHARE

The following table represents the calculation of earnings (loss) per common share – basic and diluted:

	Second Quarter		First Half
(In millions, except per share amounts)	2021	2020	2021	2020
Basic Earnings Per Share
Numerator:
Net loss	$(88)	$(439)	$(35)	$(394)
Denominator:
Weighted-average shares outstanding	54	53	54	53
Basic loss per share	$(1.62)	$(8.34)	$(0.65)	$(7.46)
Diluted Earnings Per Share
Numerator:
Net loss	$(88)	$(439)	$(35)	$(394)
Denominator:
Weighted-average shares outstanding	54	53	54	53
Effect of dilutive securities:
Stock options and restricted stock	—	1	—	1
Diluted weighted-average shares outstanding	54	54	54	54
Diluted loss per share	$(1.62)	$(8.19)	$(0.65)	$(7.31)

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were 2 million in both the second quarter and first half of 2021, and less than 1 million in both the second quarter and first half of 2020, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

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

As provided by the Third Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, cash value of company-owned life insurance policies, and certain specific real estate of the Company. At June 26, 2021, the Company had no revolving loans outstanding, $100 million of outstanding FILO Term Loan Facility loans, $49 million of outstanding standby letters of credit, and $997 million of available credit under the Third Amended Credit Agreement. The Company was in compliance with all applicable covenants at June 26, 2021.

NOTE 9. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 26, 2020	$(27)	$(5)	$(32)
Other comprehensive income activity	9	1	10
Balance at June 26, 2021	$(18)	$(4)	$(22)

TREASURY STOCK

In May 2021, the Board of Directors approved a new stock repurchase program of up to $300 million, available through June 30, 2022, which replaced the Company’s then existing $200 million stock repurchase program. The new authorization may be suspended or discontinued at any time. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances.

The Company repurchased 1 million shares of its common stock at a cost of $46 million in the second quarter and first half of 2021. As of June 26, 2021, $254 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of the second quarter of 2021 and through July 28, 2021, the Company repurchased 486 thousand shares of its common stock at a cost of $23 million.

At June 26, 2021, there were 11 million shares of common stock held in treasury. The Company’s Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 8 for additional information about the Company’s compliance with covenants.

DIVIDENDS ON COMMON STOCK

In May 2020, in order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, the Company’s Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of 2020. There was no quarterly cash dividend declared and paid in the second quarter and first half of 2021. The Company’s quarterly cash dividend remains temporarily suspended. Prior to its temporary suspension, dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. The Company’s Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 8 for additional information about the Company’s compliance with covenants.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 10. EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – NORTH AMERICA

The components of net periodic pension benefit for the Company’s North America pension plans are as follows:

	Second Quarter		First Half
(In millions)	2021	2020	2021	2020
Service cost	$—	$—	$—	$—
Interest cost	5	7	10	14
Expected return on plan assets	(8)	(8)	(15)	(16)
Net periodic pension benefit	$(3)	$(1)	$(5)	$(2)

The North American pension plans are in a net liability position and included in Pension and postretirement obligations, net in the Condensed Consolidated Balance Sheets at June 26, 2021 and December 26, 2020. During the first half of 2021, $1 million of cash contributions were made to the North America pension plans. The Company expects to make additional cash contributions of approximately $1 million to the North America pension plans during the remainder of 2021.

PENSION PLAN – UNITED KINGDOM

The components of net periodic pension benefit for the Company’s pension plan in the United Kingdom (“UK”) are as follows:

	Second Quarter		First Half
(In millions)	2021	2020	2021	2020
Service cost	$—	$—	$—	$—
Interest cost	1	1	2	2
Expected return on plan assets	(2)	(1)	(3)	(2)
Net periodic pension benefit	$(1)	$—	$(1)	$—

The UK pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at June 26, 2021 and December 26, 2020. During the first half of 2021, cash contributions of $1 million were made to the UK pension plan. The Company is required to make an additional cash contribution of $1 million to the UK pension plan during the remainder of 2021.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the second quarter and first half of 2021, the Company recognized asset impairment charges of $115 million and $127 million, respectively, which included $114 million related to goodwill and other intangible assets impairment in the CompuCom reporting unit in the second quarter of 2021. Also included in asset impairment charges in the second quarter and first half of 2021 were $1 million and $11 million, respectively, related to impairment of operating lease right-of-use (“ROU”) assets associated with the Company’s retail store locations, and the remainder was related to impairment of fixed assets. In the second quarter and first half of 2020, the Company recognized asset impairment charges of $401 million and $413 million, respectively. Of the asset impairment charges in the second quarter and first half of 2020, $363 million was related to impairment of goodwill in the Contract and CompuCom reporting units and other intangible assets in the second quarter of 2020, $25 million and $35 million in the second quarter and first half of 2020, respectively, were related to impairment of ROU assets associated with the Company’s retail store locations, and the remainder primarily related to impairment of fixed assets and a cost method investment. All impairment charges discussed in the sections below are presented in Asset impairments in the Condensed Consolidated Statements of Operations.

The Company regularly reviews retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses input from retail operations and accounting and finance personnel. These inputs include management’s best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows that can naturally include judgments about how current initiatives will impact future performance. The assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of the Company’s restructuring programs, including the probability of closure at the retail store level. While it is generally understood that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. These assumptions reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. The Company also analyzed the impact of the COVID-19 pandemic on store asset recoverability. Due to the nature of products sold, the retail stores were considered to be essential by most local jurisdictions and as a result, the substantial majority of these retail stores have remained open and operational with the appropriate safety measures in place since the beginning of the COVID-19 outbreak, including a curbside pickup option. Since late in the first quarter of 2020, the Company has temporarily reduced retail location hours by two hours daily, which continues to be in effect at the majority of its retail locations. The Company’s recoverability assessment included evaluating the impact of these developments.

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the second quarter and first half of 2021 impairment calculation were discounted at a weighted average discount rate of 7%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There is uncertainty regarding the impact of the COVID-19 pandemic on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the second quarter of 2021, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets, including those related to the CompuCom Division, which has been negatively impacted by the COVID-19 pandemic, as discussed in Note 5 above. The Company did not identify any impairment indicators for these long-lived assets as of June 26, 2021, and as a result, there were no associated impairment charges.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table presents information about financial instruments at the balance sheet dates indicated.

	June 26,		December 26,
	2021		2020
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Company-owned life insurance	135	135	147	147
Financial liabilities:
Long-term debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	100	100	100	100
Revenue bonds, due in varying amounts periodically through 2029	176	177	176	177
American & Foreign Power Company, Inc. 5% debentures, due 2030	15	15	15	14

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

On March 1, 2021, certain IT systems of CompuCom were affected by a malware incident which negatively impacted some services that CompuCom provides to certain of its customers. Certain CompuCom services were not impacted by the malware incident, and CompuCom continued to deliver certain services to those customers throughout March. CompuCom was able to substantially restore delivery capabilities as of March 17, 2021, and had restored its service delivery to substantially all of its customers as of the end of March 2021. As a part of the restoration efforts, CompuCom has taken actions to efficiently and securely restore service delivery to its customers while hardening its systems with enhanced security measures and advanced anti-malware agents.

While CompuCom remediated its systems that were directly affected by the malware, CompuCom experienced down time due to temporarily suspending certain services to certain customers and as a result, had loss of service revenue of $2 million and $5 million in the second quarter and first half of 2021, respectively. The Company estimates that the total loss of service revenue due to the malware incident will be between $5 million and $8 million. In addition, the Company expects to incur expenses of up to $20 million, of which $10 million was accrued in the first half of 2021, all of which was accrued in the first quarter of 2021. These expense estimates are primarily related to CompuCom’s efforts to restore service delivery to impacted customers, costs to investigate and remediate the incident, increased expenditures for cyber protection, legal and other professional services related thereto, and to address certain other matters resulting from the incident. The Company carries insurance, including cyber insurance, which it believes to be commensurate with the Company’s size and the nature of its operations and expects that a portion of these costs may be covered by insurance.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The Company is continuing to analyze the incident. That analysis could ultimately reveal that information was revealed or compromised. The Company will continue to evaluate information as it becomes known and will record an estimate for losses when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Further, the Company may become subject to regulatory enforcement actions and litigation that could result in financial judgments or the payment of settlement amounts, and disputes with insurance carriers concerning coverage.

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of June 26, 2021, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, the Company’s estimated range of reasonably possible losses was approximately $15 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

NOTE 13. SUBSEQUENT EVENTS

In January 2021, the Company’s Board of Directors announced that as a result of a business review of CompuCom, management has initiated a process to explore a value-maximizing sale of the Company’s CompuCom Division to maximize CompuCom’s full potential and drive forward its future value and success. On June 29, 2021, the Company’s Board of Directors aligned with management’s commitment to a plan to sell CompuCom through a single disposal group. Although management did not bring forth a specific transaction to the Board of Directors, management expects to complete the sale within one year. The Company is actively marketing CompuCom for sale at a price that the Company believes is reasonable in relation to CompuCom’s current fair value. However, there can be no assurances regarding the ultimate timing of the planned disposition of CompuCom or that such disposition will be completed. The CompuCom disposal group has met the accounting criteria to be classified as held for sale as of June 29, 2021 and will be presented as such in the third quarter of 2021. The planned disposition of CompuCom represents a strategic shift that will have a major impact on the Company’s operations and financial results. Accordingly, the Company intends to present the operating results and cash flows of its CompuCom Division as discontinued operations for all periods presented in future filings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the USR Parent, Inc. proposals, the Company’s ability to achieve its strategic plans, including the proposed separation of the consumer business and the planned sale of CompuCom, and the high costs in connection with these transactions which may not be recouped if these transactions are not consummated, the CompuCom malware incident, the potential impact of the COVID-19 pandemic on our business, liquidity, suppliers, consumers, customers, and employees, disruptions or inefficiencies in our supply chain, our ability to mitigate or manage disruptions posed by COVID-19, changes in worldwide and U.S. economic conditions that materially impact consumer spending and employment and the demand for our products and services, and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth herein under “Risk Factors,” found in Other Information which supplements our discussion of “Risk Factors” within Other Key Information in our Annual Report on Form 10-K filed on February 24, 2021 (the “2020 Form 10-K”) with the SEC, Forward-Looking Statements, found in our 2020 Form 10-K, and the discussion of “Risk Factors” within Other Information in our Quarterly Report on Form 10-Q filed on May 5, 2021.

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

OVERVIEW

THE COMPANY

We are a leading provider of business services and supplies, products and digital workplace technology solutions to small, medium-sized and enterprise businesses. We operate through our direct and indirect subsidiaries and maintain a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 1,091 retail stores. Through our banner brands Office Depot®, OfficeMax®, CompuCom® and Grand & Toy®, as well as others, we offer our customers the tools and resources they need to focus on starting, growing and running their business.

As of June 26, 2021, our operations are organized into three reportable segments (or “Divisions”): Business Solutions Division, Retail Division and CompuCom Division.

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

We continue to expand our reach and distribution network through acquisitions of profitable regional office supply distribution businesses, serving small and mid-market customers. Many of these customers are in geographic areas that were previously underserved by our network. During the first half of 2021, we acquired one small independent regional office supply distribution business for approximately $2 million funded with cash on hand, subject to customary post-closing adjustments. These acquisitions have allowed for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies. The operating results of the acquired businesses are combined with our operating results subsequent to their purchase dates. The operating results of the acquired office supply distribution business are included in our Business Solutions Division, and the operating results of BuyerQuest are included in Other. Refer to Note 2. “Acquisitions” in Notes to Condensed Consolidated Financial Statements for additional information.

In January 2021, our Board of Directors announced that as a result of a business review of CompuCom, management has initiated a process to explore a value-maximizing sale of our CompuCom Division to maximize CompuCom’s full potential and drive forward its future value and success. Refer to Recent Developments, below, for more information on the progress of this sale.

As previously announced, in May 2021, our Board of Directors unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies. When the plan was announced, we expected to structure it as a tax-free spin-off of our B2B related operations. Following further review, we determined that we should utilize the flexibility created by the holding company reorganization in 2020 to structure the separation as a tax-free spin-off of our consumer business, with us retaining our B2B related operations (the “Separation”), as further described below. We believe that this modified approach will be more efficient considering that it is expected that the majority of the Company’s current management team and Directors will remain with the B2B business which will continue to be owned by “The ODP Corporation.” Refer to Recent Developments, below, for more information on the progress of the Separation.

RECENT DEVELOPMENTS

Planned Separation of Consumer Business

As a result of the planned Separation, each company is expected to have a unique and highly focused strategy and investment profile, as follows:

•

ODP – a leading B2B solutions provider serving small, medium and enterprise level companies, mainly consisting of the contract sales channel of our Business Solutions Division, which includes operations in Canada and the independent regional office supply distribution businesses within the U.S. that we have been acquiring since 2017. ODP will also own the newly formed B2B digital platform technology business, including BuyerQuest, as well as our global sourcing office, and our other sourcing, supply chain and logistics assets; and

•

NewCo – an Office Depot branded leading provider of retail consumer and small business products and services distributed via approximately 1,100 Office Depot and OfficeMax retail locations and an eCommerce presence, officedepot.com.

The Separation is expected to allow ODP and NewCo to pursue market opportunities and separate growth strategies, and improve value for shareholders and stakeholders. While ODP and NewCo will be separate, independent companies, they will share commercial agreements that will allow them to continue to leverage scale benefits in such areas as product sourcing and supply chain.

The Separation is expected to occur through a tax-free stock dividend of shares of NewCo to ODP’s shareholders as of a record date to be determined by our Board of Directors, after which ODP shareholders will own 100% of the equity in both of the publicly traded companies. The Separation is intended to be completed during the first half of 2022, subject to customary conditions, including final approval by our Board of Directors, opinions from tax counsel and a favorable ruling by the IRS on the tax-free nature of the transaction to the Company and to its shareholders, the filing and effectiveness of a registration statement with the U.S. Securities and Exchange Commission, the approved listing of NewCo’s common stock on a national securities exchange and the completion of any necessary financings. There can be no assurances regarding the ultimate timing of the Separation or that the transaction will be completed. We expect to incur significant costs in connection with the Separation, which are expected to relate primarily to third-party professional fees, retention payments to certain employees, and other costs directly related to the Separation. We incurred $11 million in third-party professional fees associated with the Separation in the second quarter and first half of 2021. We currently estimate that additional costs to execute the Separation will exceed $100 million, although such estimate is subject to a number of assumptions and uncertainties.

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

On March 10, 2021, we received a second proposal (the “March Proposal”) from USR Parent, Inc., including a letter of intent to acquire various ODP assets, which our Board of Directors unanimously concluded that the March Proposal was not in the best interest of us and our shareholders as it did not contain a valuation of the assets that Staples sought to acquire, which include certain B2B businesses of ODP. Our Board further noted that the letter of intent, which contemplated a binding commitment to seek regulatory approval, also did not include any obligation on the part of Sycamore Partners or Staples to proceed with the transaction, agree to a purchase price, or assume any related regulatory risk. On March 15, 2021, we filed a statement on Schedule 14D-9 with the SEC containing our Board of Directors’ recommendation. On March 31, 2021, USR Parent, Inc. publicly announced that USR Parent, Inc. has decided to defer the March 2021 launch of a tender offer for ODP’s common shares while reserving the right to commence one in the future.

On June 4, 2021, we received a third proposal (the “June Proposal” and together with the January Proposal and March Proposal, the “Proposals”) from USR Parent, Inc. to acquire our consumer business, including our retail stores, and reiterated its intention to commence a tender offer if negotiations for an alternative transaction are not successful. Our Board of Directors is carefully reviewing the June proposal with the assistance of its financial and legal advisors to determine the course of action that it believes is in the best interests of the Company and our shareholders. We incurred $2 million and $3 million in third-party professional fees related to the Proposals in the second quarter and first half of 2021, respectively, including expenses incurred in connection with a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”), which is conducting an investigation of the Proposals. In order to relieve us from the continuation of a costly and burdensome process, the FTC has agreed to defer requiring further responses from us unless and until USR Parent, Inc. formally launches a tender offer, or the parties execute a negotiated agreement. Additionally, on May 4, 2021 the Canadian Competition Bureau (the “Bureau”) advised us that it has determined that USR Parent, Inc.’s proposed acquisition of the Company would likely result in a substantial lessening or prevention of competition in the sale of business essentials to enterprise customers in Canada. While it is not known for certain what the Bureau would do if USR Parent, Inc. actually launches a tender offer in the future, the Bureau’s determination signals that the Bureau would likely challenge the acquisition. However, we cannot be certain that USR Parent, Inc. will not commence a tender offer in the future. We anticipate that we will incur additional significant legal and other expenses throughout this process if USR Parent, Inc. pursues a tender offer.

For further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” found in Other Information which supplements our discussion of “Risk Factors” within Other Key Information in our 2020 Form 10-K and the discussion of “Risk Factors” within Other Information in our Quarterly Report on Form 10-Q filed on May 5, 2021.

Planned Disposition of CompuCom

In January 2021, our Board of Directors announced that as a result of a business review of CompuCom, management has initiated a process to explore a value-maximizing sale of our CompuCom Division to maximize CompuCom’s full potential and drive forward its future value and success. On June 29, 2021, our Board of Directors aligned with management’s commitment to a plan to sell CompuCom through a single disposal group. Although management did not bring forth a specific transaction to the Board of Directors, management expects to complete the sale within one year. We are actively marketing CompuCom for sale at a price that we believe is reasonable in relation to CompuCom’s current fair value. However, there can be no assurances regarding the ultimate timing of the planned disposition of CompuCom or that such disposition will be completed. The CompuCom disposal group has met the accounting criteria to be classified as held for sale as of June 29, 2021 and will be presented as such in the third quarter of 2021. The planned disposition of CompuCom represents a strategic shift that will have a major impact on our operations and financial results. Accordingly, we intend to present the operating results and cash flows of the CompuCom Division as discontinued operations for all periods presented in future filings.

COVID-19 UPDATE

The COVID-19 pandemic continued to have significant adverse impacts on the national and global economy during the second quarter of 2021. From the beginning of the COVID-19 pandemic, we have remained committed to making the health and wellness of our employees and customers a priority. Based upon the guidance of the U.S. Centers for Disease Control (“CDC”) and local health authorities, we maintain appropriate measures to help reduce the spread of infection to our employees and customers, including the institution of social distancing protocols and increased frequency of cleaning and sanitizing in our facilities. While we have reopened our corporate headquarters, certain employees who are able to, continue to work from home. We continue to have employees in our retail stores, customer support and distribution centers working on-site at our facilities, as well as technicians and field support on-site at customer locations. Employee business travel remains limited to only essential business needs. Early in the first quarter of 2021, the U.S. Food and Drug Administration approved certain vaccines effective against COVID-19 for administering to the population and, as of the end of June 2021, every individual aged 12 and over in the United States is eligible to get vaccinated. However, there is significant uncertainty as to the ability to gain adequate herd-immunity levels through vaccine programs and their resilience to future virus variants. As vaccination rates have increased and the effects of the COVID-19 pandemic have begun to recede, we have begun to adjust our precautionary measures, as appropriate, consistent with the guidance from the CDC.

We continued to experience a significant decline in overall demand for our products and services during the second quarter of 2021, as a result of the disruptions experienced by our business customers from restrictions on commercial activities and social distancing measures, and we expect these demand fluctuations to continue into the remainder of 2021. This overall decline was despite the higher than forecasted demand in our eCommerce platform, as well as in our retail locations associated with certain product categories, such as furniture, certain technology products, and personal protective equipment that meet our customers’ needs arising from the risks related to potential exposure to COVID-19. In response to the volatility resulting from the pandemic, we have taken measures to protect our financial position during this challenging time period, including creating contingency plans for merchandise categories that may be in high demand, adjusting our inventory levels, reducing certain occupancy costs, reducing nonessential expenses, and reducing our capital spend, among others. Our quarterly cash dividend also remains temporarily suspended.

We assess our outlook on a daily basis, but we are unable to accurately predict the pace and shape of the recovery from COVID-19 due to numerous uncertainties, including the duration of the pandemic, actions that may be taken by governmental authorities, the speed at which effective vaccines will be administered to a sufficient number of people to enable cessation of the virus, additional disruption to the economy and consumers’ willingness and ability to spend, temporary or permanent closures of our business customers, supply chain disruptions and other unforeseeable consequences. As a result, we expect weaker global economic conditions and increased unemployment, including continued business disruption relating to COVID-19 and resulting governmental actions will continue to negatively impact our business and results of operations in 2021, and could result in future impairments of our assets.

CONSOLIDATED RESULTS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 13-week and 26-week periods ended June 26, 2021 (also referred to as the “second quarter of 2021” and the “first half of 2021,” respectively) and June 27, 2020 (also referred to as the “second quarter of 2020” and the “first half of 2020,” respectively).

Our consolidated sales were 6% higher in the second quarter of 2021 compared to the same period of the prior year. This period-over-period increase was primarily driven by higher sales in our Business Solutions Division, which reflects the partial recovery from the disruptions to the operations of certain enterprise customers and the transition to a work-from-home environment in an effort to prevent and reduce the spread of COVID-19 during the second quarter of 2020. Our CompuCom Division, which had experienced similar impacts from COVID-19 during the second quarter of 2020 also saw an increase of 4% during the second quarter of 2021 as compared to prior year. Sales in our Retail Division were flat in the second quarter of 2021 as compared to the same period in the prior year, despite the impact of planned store closures, as a result of higher sales of services due to increased customer traffic in our retail stores.

Our consolidated sales were 5% lower in the first half of 2021 compared to the same period of the prior year. This period-over-period decrease was primarily driven by lower sales in our Retail Division and Business Solution Division, which decreased 6% and 4%, respectively, in the first half of 2021 as compared to the same period in the prior year. The decrease in sales of our Retail Division was due to planned store closures and lower sales of services in existing locations due to reduced customer traffic, which we started experiencing since the second quarter of 2020 due to COVID-19 related restrictions imposed by state and local governments. The decrease in our Business Solutions Division primarily related to the continued impact of disruptions to the operations of certain enterprise customers as a result of COVID-19 since the second quarter of 2020. This decrease was partially offset by higher sales generated by our eCommerce platform, which is included in our Business Solutions Division. Our CompuCom Division also experienced lower sales of 7% in the first half of 2021 when compared to the prior year period, primarily due to lower service volume as a result of the continued COVID-19 business disruption and lower product sales. The lower sales in our CompuCom Division was also attributable to the malware incident during the first quarter of 2021, which resulted in a loss of revenue of $5 million in the first half of 2021, as described above in the “Recent Developments” section.

Sales	Second Quarter			First Half
(In millions)	2021	2020	Change	2021	2020	Change
Business Solutions Division	$1,146	$1,024	12%	$2,274	$2,358	(4)%
Retail Division	914	912	0%	1,953	2,069	(6)%
CompuCom Division	222	214	4%	418	450	(7)%
Other	4	8	(50)%	7	6	17%
Total	$2,286	$2,158	6%	$4,652	$4,883	(5)%

Product sales in the second quarter of 2021 increased 6% from the comparative prior year period, primarily driven by higher sales in the Business Solutions Division and the CompuCom Division, reflecting the partial recovery from the disruptions to the operations of certain enterprise customers and the transition to a work-from-home environment in an effort to prevent and reduce the spread of COVID-19 during the second quarter of 2020. This was partially offset by a decline in product sales in our Retail Division, primarily due to the impact of planned store closures. Product sales in the first half of 2021 decreased 4% from the comparative prior year period primarily in our Business Solutions Division and Retail Division, as well as the CompuCom Division, driven by the continued impact of the disruptions from COVID-19, which we started to experience in the second quarter of 2020. The Retail Division was also impacted by planned store closures.

Sales of services in the second quarter of 2021 increased 8% from the comparative prior year period, primarily driven by an increase in sales of our copy and print services in both our Retail Division and Business Solutions Division, due to recovering demand from the impacts of COVID-19, which included disruptions to the operations of our business customers and schools continuing to conduct virtual learning. Sales of services in our CompuCom Division was flat during this comparative period. Sales of services in the first half of 2021 decreased 7% from the comparative prior year period, primarily driven by reduced business volume and project-related revenue in our CompuCom Division as a result of the impacts of COVID-19 on the operations of our business customers, as well as the negative impact of the malware incident during the first quarter of 2021. Sales of services were also negatively impacted in our Retail Division and Business Solution Division, due to the continued impact of COVID-19 related disruptions on sales of our copy and print services. On a consolidated basis, services represented approximately 14% of our total sales in the second quarter and first half of 2021, respectively, which was consistent with the second quarter and first half of 2020.

Sales	Second Quarter			First Half
(In millions)	2021	2020	Change	2021	2020	Change
Products	$1,961	$1,857	6%	$4,012	$4,194	(4)%
Services	325	301	8%	640	689	(7)%
Total	$2,286	$2,158	6%	$4,652	$4,883	(5)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•

Total gross profit increased by $56 million or 13% in the second quarter of 2021 when compared to the same period in 2020. The increase in gross profit was largely driven by the flow through impact of higher sales in our Business Solutions Division and lower operating lease costs due to store closures and improved product margin in our Retail Division, which consisted of $32 million and $29 million, respectively, of the increase in gross profit for the second quarter of 2021. Our acquisitions within the Business Solutions Division also contributed to the increase. This was partially offset by a $5 million reduction in the gross profit of our CompuCom Division, mainly as a result of higher product costs. Total gross profit decreased by $40 million or 4% in the first half of 2021 when compared to the same period in 2020. The decrease in gross profit was largely driven by the flow through impact of lower sales in our Business Solutions Division, CompuCom Division, and Retail Division, which consisted of $18 million, $13 million and $9 million, respectively, of the decrease in gross profit for the first half of 2021. These reductions were partially offset by acquisitions within our Business Solutions Division.

•

Total gross margin for the second quarter and first half of 2021 was 21% and 22%, respectively, as compared to gross margin of 19% and 21%, respectively, in the second quarter and first half of 2020. The improvement in gross margin is a result of improved leverage of our supply chain and occupancy costs. While we incurred incremental costs related to trade tariffs on inventory we purchase from suppliers in China, certain actions, including changes to our contracting model, alternative sourcing strategies, and selective price increase pass-through efforts mitigated much of the impact of such trade tariffs to our results of operations.

•

Total selling, general and administrative expenses increased by $22 million or 5% in the second quarter of 2021 when compared to the same period in 2020. The increase was primarily due to an increase in payroll and incentives, which more than offset the reduction in selling, general and administrative expenses as a result of cost saving initiatives described below. Total selling, general and administrative expenses decreased by $48 million or 5% in the first half of 2021 when compared to the same period in 2020. The decrease was the result of store closures in our Retail Division and certain strategic initiatives, including the Maximize B2B Restructuring Plan, aimed to generate savings through optimizing our retail footprint, removing costs that directly support the Retail Division and additional measures to implement a company-wide low-cost business model reducing our spend on payroll and payroll-related costs and other discretionary expenses such as professional fees, contingent labor, travel and marketing. The decrease in total selling, general, and administrative expenses in the first half of 2021 was partially offset by increases in expenses associated with the expansion of our distribution network through acquisitions within our Business Solutions Division, and expenses related to CompuCom’s efforts to restore service delivery to impacted customers and to address certain other matters resulting from the malware incident as described in the “Recent Developments” section above.

•

We recorded $115 million and $127 million of asset impairment charges in the second quarter and first half of 2021, respectively, which included $114 million related to goodwill and other intangible assets impairment in our CompuCom reporting unit in the second quarter of 2021. We also recorded $1 million and $11 million related to the impairment of operating lease ROU assets associated with our retail store locations in the second quarter and first half of 2021, respectively. The remaining asset impairment charges related to fixed assets. We recorded $401 million and $413 million of asset impairment charges in the second quarter and first half of 2020, respectively, which included $363 million related to goodwill in our Contract and CompuCom reporting units and other intangible assets impairment in the second quarter of 2020. We also recorded $25 million and $35 million of asset impairment charges in the second quarter and first half of 2020, respectively, related to impairment of operating lease ROU assets associated with our retail store locations, with the remainder primarily relating to impairment of fixed assets and a cost method investment. Refer to Note 11. “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements for additional information.

•

We recorded $7 million and $21 million of merger, restructuring and other operating expenses, net in the second quarter and first half of 2021, respectively, compared to $65 million and $81 million in the second quarter and first half of 2020, respectively. Merger, restructuring and other operating expenses in the second quarter and first half of 2021 included $14 million and $16 million, respectively, of third-party professional fees associated with the planned Separation of our consumer business, USR Parent, Inc. Proposals, and CompuCom strategic alternatives review. Also included in merger, restructuring and other operating expenses were $(7) million and $4 million of costs associated with restructuring activities in the second quarter and first half of 2021, respectively. We did not record any transaction and integration costs in the second quarter of 2021, and had $1 million of expenses related to these costs in the first half of 2021. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Condensed Consolidated Financial Statements for additional information.

•

In the first half of 2021, we recognized a large tax windfall associated with stock-based compensation awards, recognized tax benefits due to an agreement reached with the IRS related to a prior tax position and incurred certain reorganization expenses that are not deductible. These factors, along with the impact of the goodwill impairment in our CompuCom reporting unit, state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate to differ from the statutory rate of 21%. Our effective tax rates in the prior period varied primarily due to the impact of goodwill impairments, state taxes, excess tax deficiencies associated with stock-based compensation awards and certain nondeductible items, adjustments to certain tax benefits and the mix of income and losses across U.S. and non-U.S. jurisdictions. Refer to Note 6. “Income Taxes” in Notes to Condensed Consolidated Financial Statements for additional information.

•

Diluted loss per share was $(1.62) in the second quarter of 2021 compared to $(8.19) in the second quarter of 2020. Diluted loss per share was $(0.65) in the first half of 2021 compared to $(7.31) in the first half of 2020.

•

In the first quarter of 2020, we paid a quarterly cash dividend on our common stock in the amount of $0.25 per share, resulting in total cash payments of $13 million. In May 2020, in order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, our Board of Directors suspended our quarterly cash dividend. Our quarterly cash dividend continues to be temporarily suspended. In May 2021, our Board of Directors approved a new stock repurchase program of up to $300 million, available through June 30, 2022, which replaced our then existing $200 million stock repurchase program. Under our new stock repurchase program, we bought back 1 million shares of our common stock in the second quarter and first half of 2021, returning $46 million to our shareholders. Subsequent to the end of the second quarter of 2021 and through July 28, 2021, we bought back 486 thousand shares of our common stock at a cost of $23 million. We bought back 1 million shares of our common stock in the first half of 2020 under our then-existing stock repurchase program, returning $30 million to our shareholders. We did not repurchase any shares of our common stock in the second quarter of 2020.

•

At June 26, 2021, we had $691 million in cash and cash equivalents and $997 million of available credit under the Third Amended Credit Agreement, for a total liquidity of approximately $1.7 billion. Cash provided by operating activities was $75 million for the first half of 2021 compared to $180 million in the comparable prior year period. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

BUSINESS SOLUTIONS DIVISION

	Second Quarter		First Half
(In millions)	2021	2020	2021	2020
Products	$1,077	$965	$2,136	$2,212
Services	69	59	138	146
Total Sales	$1,146	$1,024	$2,274	$2,358
% change	12%	(23)%	(4)%	(12)%
Division operating income	$31	$13	$48	$53
% of sales	3%	1%	2%	2%

Product sales in our Business Solutions Division increased 12% in the second quarter of 2021 compared to the corresponding period in 2020. During the second quarter of 2021, our Business Solutions Division experienced higher demand across the majority of our product categories, especially in product categories such as furniture, technology, paper, toner, breakroom, school and office supplies as our business-to-business customers, including those in the education sector, continue to recover from the disruptions to their operations as a result of the impacts of the COVID-19 pandemic. The higher demand from our business-to-business customers, which resulted in an increase of $196 million in sales during the second quarter of 2021, was partially offset by lower sales in our eCommerce platform and decreased sales of personal protective equipment and cleaning supplies, although they were not material drivers of our results for the second quarter and first half of 2021. The impact of acquisitions, while positive, was also not material to the second quarter of 2021.

Product sales in our Business Solutions Division decreased 3% in the first half of 2021 compared to the corresponding period in 2020. During the first half of 2021, we experienced higher demand from our business-to-business customers in our Business Solutions Division across certain product categories such as furniture, technology and office supplies, as our business-to-business customers, including those in the education sector, continue to recover from the disruptions to their operations as a result of the impacts of the COVID-19 pandemic. The higher demand from our business-to-business customers, which resulted in a slight increase in sales during the first half of 2021, was more than offset by $103 million lower sales of personal protective equipment and cleaning supplies, as well as lower sales in our eCommerce platform, although it was not a material driver of our results for the first half of 2021. The impact of acquisitions, while positive, was also not material to the first half of 2021.

Our product sales could be impacted in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending, the demand for our products and services and the availability of supply. Specifically, we experienced supply constraints in some of our larger product categories such as ink and technology products, and we may continue to face delays or difficulty sourcing these products.

Sales of services in our Business Solutions Division increased 17% in the second quarter of 2021 compared to the prior period. The increase was primarily due to higher demand from our business-to-business customers for our managed print and fulfillment services and copy and print services. Sales of services in our Business Solutions Division decreased 5% in the first half of 2021 compared to the prior period. The decrease was primarily due to lower demand from our business-to-business customers for our managed print and fulfillment services during the first quarter of 2021.

The impacts of the COVID-19 outbreak on the future quarters of 2021 and the magnitude by which sales of products and services of our Business Solutions Division will be affected will depend heavily on the duration of the pandemic, impact and speed of vaccination distributions, as well as the substance and pace of macroeconomic recovery. However, as discussed above, the impact has been material to the results of the Business Solutions Division in the second quarter and first half of 2021 and could continue into the third quarter of 2021 and beyond.

Our Business Solutions Division operating income was $31 million in the second quarter of 2021 compared to $13 million in the second quarter of 2020, an increase of 138% period-over-period. As a percentage of sales, operating income increased by approximately 140 basis points. The increase in operating income in the second quarter of 2021 was primarily related to the flow through impact of higher sales volume and higher gross profit margin due to changes in product mix. This was partially offset by an increase in selling, general and administrative expenses, although sales, general and administrative expenses as a percentage of sales reduced by 20 basis points, which was achieved through our efforts to reduce costs under our low cost model and the Maximize B2B Restructuring Plan. Our Business Solutions Division operating income was $48 million in the first half of 2021 compared to $53 million in the first half of 2020, a decrease of 9% period-over-period, which was mainly related to the flow through impact of lower sales volume. As a percentage of sales, operating income was flat between both periods.

RETAIL DIVISION

	Second Quarter		First Half
(In millions)	2021	2020	2021	2020
Products	$808	$822	$1,746	$1,847
Services	106	90	207	222
Total Sales	$914	$912	$1,953	$2,069
% change	0%	(9)%	(6)%	(5)%
Division operating income	$44	$18	$145	$106
% of sales	5%	2%	7%	5%

Product sales in our Retail Division decreased 2% and 5% in the second quarter and first half of 2021, respectively, compared to the corresponding periods in 2020. Product sales were negatively impacted in the second quarter of 2021, primarily by planned closings of underperforming retail stores, as well as lower demand in product categories such as furniture, technology products and personal protective equipment. These categories had experienced higher demand in the prior year comparable quarter, which was driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic, and included facilitating the continued remote work and virtual learning environments. As vaccination rates have increased during the second quarter and the effects of the COVID-19 pandemic have begun to recede, more of our customers are transitioning into on-site work and in-person learning, and the demand for these categories has declined. These negative impacts on our product sales during the second quarter of 2021 were partially offset by $75 million of increased sales in other categories, primarily office and school supplies. During the first half of 2021, product sales were negatively impacted primarily due to planned closings of underperforming retail stores. This was partially offset by $26 million of increased sales in certain product categories such as printers and various supplies.

Our product sales could be impacted in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending, the demand for our products and services and the availability of supply. Specifically, we experienced supply constraints in some of our larger product categories such as ink and technology products, and we may continue to face delays or difficulty sourcing these products.

Product sales were also negatively impacted during the quarter by the decrease in the volume of transactions where our customers buy online for pick up in our stores (“BOPIS”). BOPIS transactions are included in our Retail Division results because they are fulfilled with retail store inventory and serviced by our retail store associates. Our BOPIS sales have decreased 33% and 9% in the second quarter and first half of 2021, respectively, from the corresponding periods of 2020. The decrease is driven by the second quarter 2020 having significant BOPIS sales due to an increase in online orders when the pandemic began. Our BOPIS sales have increased 71% in both the second quarter and first half of 2021, respectively, when compared to the corresponding periods of 2019 prior to the impact of the pandemic.

Our business is considered to be essential by most local jurisdictions, and as a result, the substantial majority of our retail locations have remained open and operational with the appropriate safety measures in place during the COVID-19 pandemic, including a curbside pickup option. Since late in the first quarter of 2020, we have temporarily reduced our retail location hours by two hours daily, which continues to be in effect at the majority of our retail locations. We believe sales in our Retail Division may continue to be adversely impacted in the third quarter of 2021 and potentially longer. As there is uncertainty in the extent and duration of the impacts of the pandemic, we are unable to estimate the full impact at this time.

Sales of services in our Retail Division increased 18% in the second quarter of 2021 compared to the corresponding period in 2020, primarily due to higher demand for our copy and print services, partially offset by a decline in our product subscription sales. Due to COVID-19, our copy and print services and subscription volume was negatively impacted by a reduction in demand due to disruptions to the operations of our business customers, as well as the transition of a significant portion of our customers to a remote work and virtual learning environment. As discussed above, more of our customers are transitioning to on-site work and in-person learning as the impacts of COVID-19 have begun to recede, which has increased the demand for our copy and print services. Sales of services declined 7% in the first half of 2021 compared to the corresponding period in 2020 due to the decline in subscription volume.

We have historically reported our comparable store sales, which relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes, natural disasters or epidemics/pandemics, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods, but may differ from measures used by other companies. Due to the reduction in our retail location hours due to COVID-19 during late in the first quarter of 2020, and the variability in COVID-19 related restrictions imposed by state and local governments such as occupancy levels and business regulations that can affect demand for our in-store products and services, comparable store sales are not a meaningful metric for the second quarter of 2021, and therefore is not provided.

The Retail Division operating income increased 144% and 37% in the second quarter and first half of 2021, respectively, which, as a percentage of sales, reflects a period-over-period increase of approximately 290 basis points and 230 basis points respectively. The comparative increase in operating income in the second quarter of 2021 was mostly attributable to lower operating lease costs due to store closures and improved product margin. The comparative increase in operating income in the first half of 2021 was mostly attributable to lower selling, general and administrative expenses resulting from continuous efforts to optimize costs and lower operating lease costs recognized as a result of store closures. These improvements have more than offset the flow-through impact of lower sales in the first half of 2021.

As of June 26, 2021, the Retail Division operated 1,091 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands compared to 1,260 stores at the end of the second quarter of 2020. Charges associated with store closures as part of a restructuring plan are reported as appropriate in Asset impairments and Merger, restructuring and other operating expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail stores and distribution center assets, and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to the “Corporate” section below for additional information of expenses incurred to date.

COMPUCOM DIVISION

	Second Quarter		First Half
(In millions)	2021	2020	2021	2020
Products	$67	$58	$116	$122
Services	155	156	302	328
Total Sales	$222	$214	$418	$450
% change	4%	(17)%	(7)%	(11)%
Division operating income	$3	$4	$2	$7
% of sales	1%	2%	0%	2%

Product sales in our CompuCom Division increased 16% in the second quarter of 2021 and decreased 5% in the first half of 2021, compared to the corresponding periods in 2020. We experienced strong enterprise demand for computer and computer-related products in the latter part of the first quarter of 2020 as many businesses temporarily shifted to a work-from-home environment amid the COVID-19 outbreak. This was followed by lower demand during the remainder of 2020 as the immediate needs of business customers for such products diminished, which continued through the first quarter of 2021. During the second quarter of 2021, as the impacts of COVID-19 have begun to recede, we have experienced increased demand for computer and computer-related products from our enterprise customers.

Sales of services in our CompuCom Division decreased 1% and 8% in the second quarter and first half of 2021, respectively, compared to the corresponding periods in 2020. This was primarily due to lower overall business volume as well as lower project-related revenue from existing customer accounts. Although sales of services have been declining since the beginning of 2019, we are continuing our efforts to stabilize and grow revenue in this Division. In connection with these efforts, we have placed greater emphasis on our core digital workplace offerings and adjusted our go-to-market approach, capitalizing on our ability to serve distributed and remote workforces through our capabilities to provision hardware, manage distributed technology and support end-users.

Also, on March 1, 2021, certain IT systems of CompuCom were affected by a malware incident which also negatively impacted sales of services by $2 million and $5 million during the second quarter and first half of 2021, respectively. We expect the total negative impact to CompuCom’s sales of services to be between $5 million and $8 million in 2021 due to the malware incident. In addition, we expect to incur expenses of up to $20 million, of which $10 million was accrued in the first half of 2021, all of which was accrued in the first quarter of 2021. These expense estimates are primarily related to CompuCom’s efforts to restore service delivery to impacted customers, costs to investigate and remediate the incident, increased expenditures for cyber protection, legal and other professional services related thereto, and to address certain other matters resulting from the incident. We carry insurance, including cyber insurance, which we believe to be commensurate with our size and the nature of our operations and expect that a portion of these costs may be covered by insurance. Although we experienced down time because of the need to temporarily suspend services to certain customers as a result of this incident, service delivery has been restored to substantially all of CompuCom’s customers as of the end of March 2021. As part of the restoration efforts, CompuCom has taken actions to efficiently and securely restore service delivery to its customers while hardening its systems with enhanced security measures and advanced anti-malware agents. Costs related to these efforts are excluded from the CompuCom Division’s operating results, as management believes it allows investors to evaluate the performance for the periods presented on a more comparable basis. Refer to “Corporate” section for further details on these costs.

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

The CompuCom Division reported operating income of $3 million and $2 million in the second quarter and first half of 2021, respectively, compared to operating income of $4 million and $7 million in the second quarter and first half of 2020, respectively. The decrease in operating profitability was primarily the result of the flow through impact of lower service sales volume, which was partially offset by the reduction in associated labor-related expenses and ongoing expenditures to develop and market additional service offerings, as well as a reduction in product gross margin due to higher product costs. We continue to take actions to improve future operating performance at our CompuCom Division, which include sales and marketing efforts to accelerate growth, driving innovation in our offerings and automation to further enhance service delivery, and simplifying organizational structures to improve efficiency.

OTHER

Certain operations previously included in the former International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are presented as Other. These operations primarily relate to the sale of products to former joint venture partners, and are not material in any period. The operating results of BuyerQuest are not significant in the second quarter or first half of 2021 and are included in Other since its acquisition on January 29, 2021. Also included in Other is the elimination of intersegment revenues of $6 million and $10 million for the second quarter and first half of 2021, respectively, and $3 million and $7 million for the second quarter and first half of 2020, respectively.

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

Asset impairments

We recognized asset impairment charges of $115 million and $127 million in the second quarter and first half of 2021, respectively, which included $114 million related to goodwill and other intangible assets impairment in our CompuCom reporting unit in the second quarter of 2021. We also recorded asset impairment charges in the second quarter of and first half of 2021 of $1 million and $11 million, respectively, related to impairment of operating lease ROU assets associated with our retail store locations. The remainder was related to impairment of fixed assets. We recognized asset impairment charges of $401 million and $413 million in the second quarter and first half of 2020, respectively, of which $363 million was related to impairment of goodwill and other intangible assets in our Contract and CompuCom reporting units in the second quarter of 2020. We also incurred impairment charges of $25 million and $35 million in the second quarter and first half of 2020, respectively, related to impairment of ROU assets associated with our retail store locations. The remaining impairment charges primarily related to impairment of fixed assets and a cost method investment.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In the second quarter and first half of 2021, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our restructuring programs, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value. Our retail store assets recoverability analyses in the second quarter of 2021 also included the impact of the COVID-19 pandemic on the operations of our retail stores as described in the “Retail Division” section. As discussed above, there is uncertainty regarding the impact of the COVID-19 pandemic on the results of our operations in the third quarter of 2021 and beyond, which could result in future impairments of store assets if deemed unrecoverable.

During the second quarter of 2021, we determined that an indicator of potential impairment existed requiring an interim quantitative goodwill impairment test for our CompuCom reporting unit, due to the continued macroeconomic impacts of COVID-19 on CompuCom’s current and projected future results of operations. The quantitative goodwill impairment test indicated that the carrying value of the CompuCom reporting unit exceeded its fair value, and an impairment charge of $103 million was recorded for this reporting unit. CompuCom’s trade name, which is an indefinite-lived intangible asset, was also tested for impairment during this quantitative assessment and an impairment charge of $11 million was recorded to reduce its carrying amount in the second quarter of 2021. After the impairment charge, the CompuCom reporting unit has remaining goodwill of $113 million as of June 26, 2021. These non-cash impairment charges are presented within the Asset impairments line in the accompanying Condensed Consolidated Statements of Operations. Refer to Note 5. “Segment Information” in Notes to Consolidated Financial Statements for additional information regarding the drivers of decline in the fair value of our CompuCom reporting unit as well as the methodologies, key inputs and assumptions used in determining the fair value estimates.

We are monitoring the performance of our Contract reporting unit, which is a component of our Business Solutions Division segment. The operating performance and future outlook for the Contract reporting unit are in line with our revised forecasts used in determining the fair value estimates in the most recent quantitative annual impairment assessment, which it passed by a 12% margin. Accordingly, there are no impairment indicators identified for this reporting unit as of June 26, 2021. We also did not identify indicators of impairment related to our other reporting units, which mainly serve consumers through our retail stores and eCommerce platform and have been performing in accordance with our forecasts. We will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of our reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in additional goodwill impairment charges. Further, while we are currently in a strong liquidity and capital position, a significant deterioration may have a material impact on our liquidity and capital in future periods.

Merger, restructuring and other operating expenses, net

Since 2017, we have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger, restructuring and other operating expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income. Merger, restructuring and other operating expenses, net were $7 million and $21 million in the second quarter and first half of 2021, respectively, compared to $65 million and $81 million in the second quarter and first half of 2020, respectively.

Maximize B2B Restructuring Plan

In May 2020, our Board of Directors approved a restructuring plan to realign our operational focus to support our “business-to-business” solutions and IT services business units and improve costs (the “Maximize B2B Restructuring Plan”). Implementation of the Maximize B2B Restructuring Plan is expected to be substantially completed by the end of 2023. The Maximize B2B Restructuring Plan aims to generate savings through optimizing our retail footprint, removing costs that directly support our Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of our business-to-business platform. The plan is broader than restructuring programs we have implemented in the past and includes closing and/or consolidating retail stores and distribution facilities and the reduction of up to 13,100 employee positions by the end of 2023. We are evaluating the number and timing of retail store and distribution facility closures and/or consolidations. However, we generally expect that closures will approximate the store’s lease termination date. We closed 54 and 61 retail stores under the Maximize B2B Restructuring Plan during the second quarter and first half of 2021, respectively. We had closed 70 retail stores and two distribution facilities in 2020 under the Maximize B2B Restructuring Plan. We anticipate that additional retail stores will be closed in 2021. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $115 million, comprised of:

(a)	severance costs of approximately $53 million;
(b)	facility closure costs of approximately $34 million, which are mainly related to retail stores; and
(c)	other costs, including contract termination costs, to facilitate the execution of the Maximize B2B Restructuring Plan of approximately $28 million.

The total costs of up to $115 million above are less than our estimate of total costs for this restructuring plan in prior quarters, mainly as a result of the reduction in the number of expected retail store and distribution facility closures based upon the Company’s most recent evaluation of economic factors that influence expected store closures. There could be further fluctuations in the estimate of total expected costs in the future as a result of changes in our business strategy, including the planned Separation described in Recent Developments above. In addition, the reduction of employee positions may also be impacted as a result of fewer retail store closures and the changes in our business strategy. The $115 million of total costs are expected to be incurred as cash expenditures through 2023 and funded primarily with cash on hand and cash from operations. We incurred $90 million in restructuring expenses to implement the Maximize B2B Restructuring Plan since its inception in 2020 and through the first half of 2021, of which $44 million were cash expenditures. As part of the optimization of our Retail footprint, potential closure prior to lease terms were considered. However, it is generally expected that closures would approximate their lease termination dates. Changes in future economic conditions and events may influence the decisions made which would not be a part of this plan. If stores are determined to be closed before the end of their lease term and the fair values of their assets are not sufficient to cover their carrying amounts, we may also incur non-cash asset impairment charges related to the operating lease ROU assets and fixed assets at these locations. The timing and amount of these future impairments will be dependent upon the decisions that will be made and whether the closures or disposals occur prior to the lease maturity dates or useful lives of the assets involved. Impairment charges on these assets, if any, will be reflected on the Asset impairments line item of our Condensed Consolidated Statements of Operations.

In the second quarter of 2021, we incurred $(2) million, net, in restructuring expenses associated with the Maximize B2B Restructuring Plan, which consisted of $2 million in reversal of employee severance accruals due to changes in estimates, a $1 million gain on sale of retail store assets, partially offset by $1 million of facility closure, contract termination and other costs. In the first half of 2021, we incurred $9 million in restructuring expenses associated with the Maximize B2B Restructuring Plan, which consisted of $1 million in third-party professional fees, $10 million of facility closure, contract termination and other costs, partially offset by $1 million in reversal of employee severance accruals due to changes in estimates and a $1 million gain on sale of retail store assets. The facility closure costs were mainly related to retail store closure accruals and accelerated depreciation. Of these amounts, $11 million and $16 million were cash expenditures in the second quarter and the first half of 2021, respectively.

CompuCom strategic alternatives review

In January 2021, our Board of Directors announced that as a result of a business review of CompuCom, management has initiated a process to explore a value-maximizing sale of the Company’s CompuCom Division to maximize CompuCom’s full potential and drive forward its future value and success. We incurred $1 million and $2 million in third-party professional fees associated with exploring the sale of CompuCom in the second quarter and first half of 2021, respectively. On June 29, 2021, our Board of Directors provided their alignment with management’s commitment to a plan to sell CompuCom through a single disposal group. Refer to Recent Developments above for further information related to the planned sale of CompuCom.

USR Parent, Inc. proposals

During the first quarter of 2021, as described in the “Recent Developments” section above, we received two proposals from USR Parent, Inc., the parent company of Staples Inc. and a portfolio company of Sycamore Partners, to acquire 100% of the Company’s issued and outstanding stock or certain assets of the Company. After careful review and consideration of the proposals and in consultation with financial and legal advisors, our Board of Directors unanimously concluded that the transactions described in the proposals were not in the best interest of the Company and its shareholders, and that there was a more compelling path forward to create value. We filed statements on Schedule 14D-9 with the SEC on January 19, 2021 and March 15, 2021 containing the Board of Directors’ recommendation. Also, on March 31, 2021, USR Parent, Inc. publicly announced that it decided to defer the March 2021 launch of a tender offer for our common stock while reserving the right to commence one in the future.

During the second quarter of 2021, we received a third proposal from USR Parent, Inc. to acquire our consumer facing business, including our retail stores, and USR Parent, Inc. reiterated its intention to commence a tender offer if negotiations for an alternative transaction are not successful. Our Board of Directors is carefully reviewing this proposal with the assistance of its financial and legal advisors to determine the course of action that it believes is in the best interests of the Company and its shareholders. We incurred $2 million and $3 million in third-party professional fees related to the evaluation of USR Parent, Inc.’s proposals in the second quarter and first half of 2021, respectively, including expenses incurred in connection with a CID from the FTC, which is conducting an investigation of USR Parent, Inc.’s proposals.

In order to relieve us from the continuation of a costly and burdensome process, the FTC has agreed to defer requiring further responses from us unless and until USR Parent, Inc. formally launches a tender offer, or the parties execute a negotiated agreement. Additionally, on May 4, 2021 the Bureau advised us that it has determined that USR Parent, Inc.’s proposed acquisition of the Company would likely result in a substantial lessening or prevention of competition in the sale of business essentials to enterprise customers in Canada. While it is not known for certain what the Bureau would do if USR Parent, Inc. actually launches a tender offer in the future, the Bureau’s determination signals that the Bureau would likely challenge the acquisition. However, we cannot be certain that USR Parent, Inc. will not commence a tender offer in the future. We anticipate that we will incur additional significant legal and other expenses throughout this process if USR Parent, Inc. pursues a tender offer.

Planned Separation of Consumer Business

In May 2021, our Board of Directors unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies. Refer to Recent Developments above for further information. We expect to incur significant costs in connection with the planned Separation, which are expected to relate primarily to third-party professional fees, retention payments to certain employees, and other costs directly related to the Separation. We incurred $11 million in third-party professional fees associated with the planned Separation in the second quarter and first half of 2021 and expect to continue to incur additional Separation costs in 2021 and 2022 until the Separation is completed. We currently estimate that such additional Separation costs will exceed $100 million, although such estimate is subject to a number of assumptions and uncertainties.

Other

In the first half of 2021 we incurred $1 million of transaction and integration expenses. We did not incur any transaction and integration costs during the second quarter of 2021. We incurred $7 million and $14 million of transaction and integration expenses in the second quarter and first half of 2020, respectively. These expenses include legal, accounting, and other third-party expenses incurred in connection with acquisitions and business integration activities primarily related to the CompuCom Division in the second quarter and first half of 2020, and to other acquisitions in the second quarter and first half of 2021.

Included in the second quarter and first half of 2021 were $(5) million related to a change of estimates for accrued severance costs associated with the Business Acceleration Program, a program which was announced in 2019 and concluded at the end of 2020. We determined, during the second quarter of 2021, that these severance actions which were previously accrued for were no longer probable. Also included in restructuring expense in the second quarter and first half of 2020 were $6 million and $14 million, respectively, of costs incurred in connection with the Business Acceleration Program. These costs included third-party professional fees, retail and facility closure costs and other costs.

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

Unallocated expenses were $32 million and $67 million in the second quarter and first half of 2021, respectively, and $25 million and $48 million in the second quarter and first half of 2020, respectively. The increase in the second quarter of 2021 compared to the prior year period was primarily due to expenses of $5 million in connection with our development efforts in evolving our digital procurement platform as described in the “Strategic Transformation” section. The increase in the first half of 2021 compared to the prior year period also includes the impact from the expenses incurred as a result of the malware incident at CompuCom, as described in the “Recent Developments” section. These expenses, which were $10 million in the first half of 2021 and all accrued in the first quarter of 2021, are primarily related to CompuCom’s efforts to restore service delivery to impacted customers and to address certain other matters resulting from the incident, and include costs to investigate and remediate the incident, increased expenditures for cyber protection, and legal and other professional services related thereto. Expenses related to these efforts were excluded from the CompuCom Division’s operating results, and are presented within Corporate unallocated expenses as management believes it allows investors to evaluate the CompuCom Division’s performance for the periods presented on a more comparable basis, which is consistent with how management reviews its operating performance. We estimate that we will incur an additional $10 million in expenses related to these efforts in 2021. We carry insurance, including cyber insurance, which we believe to be commensurate with our size and the nature of our operations and expect that a portion of these costs may be covered by insurance.

Other Income and Expense

	Second Quarter		First Half
(In millions)	2021	2020	2021	2020
Interest income	$—	$—	$—	$3
Interest expense	(6)	(11)	(14)	(29)
Loss on extinguishment and modification of debt	—	(12)	—	(12)
Other income, net	5	4	16	5

In April 2020, we entered into the Third Amended Credit Agreement which provided for an aggregate principal amount of up to $1.3 billion asset-based revolving credit facility and asset-based FILO Term Loan Facility, maturing in April 2025. We recorded $1 million and $2 million of interest expense in the second quarter and first half of 2021, respectively, and $3 million in both the second quarter and first half of 2020 related to the Third Amended Credit Agreement. We recorded $2 million and $10 million of interest expense in the second quarter and first half of 2020, respectively, related to the now terminated Term Loan Credit Agreement. We recognized $12 million of loss from extinguishment and modification of debt related to the now terminated Term Loan Credit Agreement in the second quarter and first half of 2020, which primarily included the write-off of the remaining unamortized original issue discount and debt issuance costs of the Term Loan Credit Agreement. Refer to Note 8. “Debt” in Notes to Condensed Consolidated Financial Statements for additional information. We also recorded interest expense related to our finance lease obligations and revenue bonds in all periods presented.

We recorded $7 million of other income, net related to the release of certain liabilities of our former European Business in the first half of 2021.

Income Taxes

During 2021 and 2020, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to limited international operations and improved operating results. Our effective tax rates were (11)% and (75)% for the second quarter and first half of 2021, respectively, and 8% and 4% for the second quarter and first half of 2020, respectively. In the first half of 2021, our effective tax rate was primarily impacted by the goodwill impairment in our CompuCom reporting unit in the second quarter of 2021, recognition of a large tax windfall associated with stock-based compensation awards, recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position and certain reorganization expenses that are not currently deductible. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate to differ from the statutory rate of 21%. Our effective tax rates in the prior period has varied considerably primarily due to the impact of goodwill impairment, state taxes, excess tax deficiencies associated with stock-based compensation awards and certain non-deductible items, adjustments to certain tax benefits and the mix of income and losses across U.S. and non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local income tax examinations for years prior to 2019 and 2014, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal income tax examination, and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years prior to 2013. Our U.S. federal income tax return for 2020 is currently under review. Generally, we are subject to routine examination for years 2013 and forward in our international tax jurisdictions.

It is anticipated that $1 million of tax positions will be resolved within the next 12 months. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made at this time.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At June 26, 2021 and December 26, 2020, we had $691 million and $729 million in cash and cash equivalents, respectively, and $997 million and $934 million of available credit under the Third Amended Credit Agreement (as defined in Note 8. “Debt” in Notes to Condensed Consolidated Financial Statements), respectively, for a total liquidity of approximately $1.7 billion and $1.7 billion, respectively. Despite the weaker global economic conditions and the uncertainties related to the impacts of the COVID-19 pandemic, we currently believe that as a result of our strong financial position, including our cash and cash equivalents on hand, availability of funds under the Third Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, the planned Separation of our consumer business, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. As the impact of the COVID-19 pandemic on the global and national economies and our operations evolve, we will continue to assess our liquidity needs.

Financing

On April 17, 2020, as disclosed in Note 8. “Debt,” we entered into the Third Amended and Restated Credit Agreement, which provides for a $1.2 billion asset-based revolving credit facility and a $100 million asset-based FILO Term Loan Facility, for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature in April 2025. The Third Amended and Restated Credit Agreement replaced our then existing amended and restated credit agreement that was due to mature in May 2021.

There were no revolving loans outstanding, $100 million of outstanding FILO Term Loan Facility loans, and $49 million of outstanding standby letters of credit under the Third Amended Credit Agreement at the end of the second quarter of 2021, and we were in compliance with all applicable covenants at June 26, 2021.

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

Also, we announced a plan to pursue a separation of the Company into two independent, publicly traded companies, expected to be structured as a tax-free spin-off of our consumer business. We expect to incur significant costs in connection with the planned Separation, which we currently estimate to exceed $100 million, although such estimate is subject to a number of assumptions and uncertainties. The Separation is intended to be completed during the first half of 2022, subject to customary conditions as disclosed herein. Refer to Recent Developments above for further information. There can be no assurances regarding the ultimate timing of the Separation or that the transaction will be completed.

Capital Expenditures

We estimate capital expenditures in 2021 to be up to approximately $81 million, which includes investments to support our business priorities. These expenditures will be funded through available cash on hand and operating cash flows.

Capital Return Programs – Share Repurchases and Dividends

In May 2021, our Board of Directors approved a new stock repurchase program of up to $300 million, available through June 30, 2022, which replaced the Company’s then existing $200 million stock repurchase program. The new authorization may be suspended or discontinued at any time. Under the new repurchase program, we repurchased 1 million shares of our common stock at a cost of $46 million in the second quarter and first half of 2021. As of June 26, 2021, $254 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of the second quarter of 2021 and through July 28, 2021, we repurchased 486 thousand shares of our common stock at a cost of $23 million.

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

In May 2020, in order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, our Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of fiscal 2020. There was no quarterly cash dividend declared and paid in the second quarter and first half of 2021, and our quarterly cash dividend remains temporarily suspended. Prior to its temporary suspension, dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

We will continue to evaluate our capital return programs as appropriate. Decisions regarding future share buybacks and dividends are within the discretion of our Board of Directors, and depend on a number of factors, including, general business and economic conditions, which includes the impact of COVID-19 on such conditions, and other factors which are discussed in this discussion and analysis and “Risk Factors” within Other Key Information in our 2020 Form 10-K, as supplemented by our discussion of “Risk Factors” within Other Information in this quarterly report, and the discussion of “Risk Factors” within Other Information in our Quarterly Report on Form 10-Q filed on May 5, 2021.

CASH FLOWS

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	First Half
(In millions)	2021	2020
Operating activities	$75	$180
Investing activities	(33)	762
Financing activities	(83)	(872)

Operating Activities

During the first half of 2021, cash provided by operating activities was $75 million, compared to $180 million during the corresponding period in 2020. This decrease in cash flows from operating activities was primarily driven by $158 million more cash outflows from working capital, partially offset by $9 million more usage of deferred tax assets against current obligations and $42 million more net income after adjusting for non-cash charges. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. During the first half of 2021, the primary driver for higher working capital usage was due to $195 million less cash inflows due to changes in our receivables, as well as an increase in cash outflows for our inventories and various other assets, partially offset by $108 million less cash outflow on payables. The change in our receivables is due to the impact of the COVID-19 pandemic on the sales of our Business Solutions Division in the prior year period, as well as the recovery we are observing in the second quarter of 2021. Similarly, the change in our payables is reflective of the increase in purchase activity in the first half of 2021, as well as the timing of payments.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash used in investing activities was $33 million in the first half of 2021, compared to cash provided by investing activities of $762 million in the first half of 2020. The cash outflow in the first half of 2021 was driven by $28 million in business acquisitions, net of cash acquired, and $29 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities. These outflows were partially offset by the cash proceeds from our company-owned life insurance policies of $21 million. The cash inflow in the first half of 2020 was driven by the cash proceeds from the collection of the Timber notes receivable of $818 million, which was partially offset by $18 million in business acquisitions, net of cash acquired, and $40 million in capital expenditures.

Financing Activities

Cash used in financing activities was $83 million in the first half of 2021, compared to $872 million in the first half of 2020. The cash outflow in the first half of 2021 primarily consisted of $13 million of net payments on long- and short-term borrowings activity related to our debt, $46 million in repurchases of common stock, including commissions, and $23 million share purchases for taxes, net of proceeds, for employee share-based transactions. Cash used in the first half of 2020 primarily consisted of $735 million in Non-recourse debt retirement, $388 million Term Loan Credit Agreement retirement, $64 million on borrowings associated with our company-owned life insurance policies, $30 million in repayments on long and short-term borrowings, and $6 million in debt related fees. We also used $13 million in payment of cash dividends and $30 million in repurchases of common stock, including commissions in the first half of 2020.

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

OTHER INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 26, 2021, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2020 Form 10-K.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that, as of June 26, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” within Other Key Information in our 2020 Form 10-K and the discussion of “Risk Factors” within Other Information in our Quarterly Report on Form 10-Q filed on May 5, 2021. In addition, we are supplementing such risk factors with the following disclosure:

Risks Related to Our Industry and Macroeconomic Conditions

Our business, results of operations and financial performance have been and will continue to be adversely affected by the ongoing COVID-19 pandemic, which could materially affect our future results.

On March 11, 2020, the World Health Organization declared the current outbreak of COVID-19 a global pandemic. In response to this declaration and with the rapid wide spread of COVID-19 globally and throughout the United States, federal, state and local authorities have declared states of emergency and imposed varying degrees of restrictions on social and commercial activities, including travel bans and curfews, in order to promote social distancing in an effort to prevent and slow the spread of the disease. The preventative measures taken by federal, state and local authorities to contain or mitigate the COVID-19 outbreak have caused, and continue to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States, which have led to a decline in discretionary spending by consumers, and in turn have adversely impacted our business, sales, financial condition and results of operations. Beginning towards the end of the second quarter of 2020, some states and local jurisdictions started to phase out restrictions imposed on commercial activities at varying degrees; however, a resurgence of COVID-19, coupled with a potential surge in variant strains of COVID-19, in certain parts of the United States could result in restrictions being reinstated. As a result of the COVID-19 pandemic, we have temporarily closed certain offices and implemented certain business travel restrictions, both of which have changed how we currently operate our business. Currently, some of our employees are working remotely, and an extended period of remote work arrangements has and could continue to strain our business continuity plans and introduce operational risk, including but not limited to cybersecurity risks. While we have not experienced a material cybersecurity incident as a result of our current remote work arrangements, we could in the future. We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts and will continue to impact our customers, employees, suppliers, vendors, business partners and distribution channels. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which has and will continue to adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.

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

During the first quarter of 2021, the Company received two proposals from USR Parent, Inc., the parent company of Staples Inc. and a portfolio company of Sycamore Partners, to acquire 100% of the Company’s issued and outstanding stock or certain assets of the Company. After careful review and consideration of the proposals and in consultation with our financial and legal advisors, our Board of Directors unanimously concluded that the transactions described in these proposals were not in the best interest of the Company and its shareholders, and that there is a more compelling path forward to create value. In January 2021, USR Parent, Inc. also stated its intention to commence a public, all-cash tender offer for 100% of the Company’s outstanding shares of common stock in March 2021 in the event it is unable to reach a negotiated agreement with the Company. On March 31, 2021, USR Parent, Inc. announced that it had decided to defer the March 2021 launch of a tender offer for the Company’s common shares, but reserved the right to commence a tender offer for the Company’s common shares in the future. In the second quarter of 2021, the Company received a third proposal from USR Parent, Inc. to acquire the Company’s consumer business, including its retail stores, and reiterated its intention to commence a tender offer if negotiations for an alternative transaction are not successful. Our Board of Directors is carefully reviewing the third proposal with the assistance of its financial and legal advisors to determine the course of action that it believes is in the best interests of the Company and its shareholders.

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

We believe the future trading price of our common stock could be subject to wide price fluctuations based on uncertainty associated with the proposals. If USR Parent, Inc. commences a tender offer, then additional consequences are likely to follow that could have significant adverse effects on our business, operating results or financial condition, the value of our shares of common stock or our shareholders’ interests in the Company.

We have incurred significant impairment charges and we continue to incur impairment charges.

We regularly assess past performance and make estimates and projections of future performance at an individual store and reporting unit level. Reduced sales, our shift in strategy to be less price promotional, as well as competitive factors and changes in consumer spending habits have resulted in a downward adjustment of anticipated future cash flows for the individual retail stores that have previously resulted in impairment charges. We continue to foresee challenges in the market and economy that could adversely impact our operations. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if we implement the more aggressive store downsizing strategy contemplated by our Maximize B2B Restructuring, including allocating capital to further modify store formats, additional impairment charges may result. We have also recognized impairment charges on retail store related assets, including operating lease right-of-use (“ROU”) assets, that were deemed unrecoverable based on the Comprehensive Business Review and the Business Acceleration Program. Additional asset impairments may be recognized based on future decisions and conditions.

Changes in the numerous variables associated with the judgments, assumptions and estimates we make, in assessing the appropriate valuation of our goodwill and other intangible assets of our reporting units, including changes resulting from macroeconomic conditions, downward revision in the fair value of certain reporting units, or disposition of components within reporting units, could in the future require a reduction of goodwill and recognition of related non-cash impairment charges. If we were required to further impair our store assets, our goodwill or intangible assets of our reporting units, it could have a material adverse effect on our business and results of operations.

In addition, if we experience a decline in our market capitalization in the future, and if the decline becomes sustained or future declines in macroeconomic factors or business conditions occur, we could incur impairment charges in future periods.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased 1 million shares of our common stock at a cost of $46 million in the second quarter of 2021. At June 26, 2021, $254 million remained available for additional repurchases under the current stock repurchase program. Subsequent to the end of the second quarter of 2021 and through July 28, 2021, we repurchased 486 thousand shares of our common stock at a cost of $23 million.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number	Average	Part of a Publicly	Purchased Under
	of Shares	Price Paid	Announced Plan or	the Repurchase
	Purchased	per Share	Program	Programs (b)
Period	(In thousands)	(a)	(In thousands)	(In millions)
March 28, 2021 — April 24, 2021	—	$—	—	$130
April 25, 2021 — May 22, 2021	339	$43.06	339	$285
May 23, 2021 — June 26, 2021	680	$45.50	680	$254
Total	1,019	$44.69	1,019

(a)	The average price paid per share for our common stock repurchases includes a per share commission paid.

(b)In May 2021, our Board of Directors approved a new stock repurchase program of up to $300 million, available through June 30, 2022, which replaced our then existing $200 million stock repurchase program. The new authorization may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances. Our Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses. We commenced stock repurchases under this stock repurchase program on May 7, 2021.

In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, in May 2020, our Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of fiscal 2020. There was no quarterly cash dividend declared and paid in the second quarter and first half of 2021, and our quarterly cash dividend remains temporarily suspended. Prior to its temporary suspension, dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

EXHIBITS

10.1*	The ODP Corporation 2021 Long-Term Incentive Plan (Incorporated by reference from Annex 1 of The ODP Corporation’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 12, 2021).

10.2*	Form of 2021 Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.2 of The ODP Corporation’s Form 8-K, filed with the SEC on April 21, 2021).

10.3*

Form of 2021 Lump Sum Restricted Stock Unit Award Agreement (Non-Employee Directors) (Incorporated by reference from Exhibit 10.3 of The ODP Corporation’s Form 8-K, filed with the SEC on April 21, 2021).

10.4*

Form of 2021 Installment Payment Restricted Stock Unit Award Agreement (Non-Employee Directors) (Incorporated by reference from Exhibit 10.4 of The ODP Corporation’s Form 8-K, filed with the SEC on April 21, 2021).

10.5*	Form of 2021 FCF Performance Share Award Agreement (Incorporated by reference from Exhibit 10.5 of The ODP Corporation’s Form 8-K, filed with the SEC on April 21, 2021).

10.6*	Form of 2021 TSR Performance Share Award Agreement (Incorporated by reference from Exhibit 10.6 of The ODP Corporation’s Form 8-K, filed with the SEC on April 21, 2021).

31.1	Certification of Principal Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

* Management contract or compensatory plan or arrangement.

FORM 10-Q CROSS-REFERENCE INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ODP CORPORATION
(Registrant)

Date: August 4, 2021	By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2021	By:	/s/ D. ANTHONY SCAGLIONE
D. Anthony Scaglione
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 4, 2021	By:	/s/ RICHARD A. HAAS
Richard A. Haas
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)