Form 10-Q
period 2021-09-25
ODP Corp
filed 2021-11-03
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2021

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At October 27, 2021, there were 51,573,323 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

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

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Sales:
Products	$1,993	$2,166	$5,890	$6,238
Services	186	181	533	549
Total sales	2,179	2,347	6,423	6,787
Cost of goods and occupancy costs:
Products	1,560	1,688	4,660	4,935
Services	115	112	332	351
Total cost of goods and occupancy costs	1,675	1,800	4,992	5,286
Gross profit	504	547	1,431	1,501
Selling, general and administrative expenses	382	411	1,173	1,251
Asset impairments	5	10	18	175
Merger, restructuring and other operating expenses, net	13	24	37	89
Operating income (loss)	104	102	203	(14)
Other income (expense):
Interest income	—	—	—	3
Interest expense	(7)	(6)	(20)	(34)
Loss on extinguishment and modification of debt	—	—	—	(12)
Other income, net	3	2	19	5
Income (loss) from continuing operations before income taxes	100	98	202	(52)
Income tax expense	27	64	47	42
Net income (loss) from continuing operations	73	34	155	(94)
Discontinued operations, net of tax	28	23	(89)	(243)
Net income (loss)	$101	$57	$66	$(337)
Basic earnings (loss) per share
Continuing operations	$1.38	$0.64	$2.89	$(1.78)
Discontinued operations	0.54	0.43	(1.65)	(4.62)
Net basic earnings (loss) per share	$1.92	$1.07	$1.24	$(6.40)
Diluted earnings (loss) per share
Continuing operations	$1.33	$0.63	$2.79	$(1.78)
Discontinued operations	0.52	0.41	(1.60)	(4.62)
Net diluted earnings (loss) per share	$1.85	$1.04	$1.19	$(6.40)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in The ODP Corporation Annual Report on Form 10-K filed on February 24, 2021 (the “2020 Form 10-K”).

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income (loss)	$101	$57	$66	$(337)
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	(8)	9	1	(19)
Other	—	—	1	(1)
Total other comprehensive income (loss), net of tax, where applicable	(8)	9	2	(20)
Comprehensive income (loss)	$93	$66	$68	$(357)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	September 25,	December 26,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$753	$729
Receivables, net	482	442
Inventories	841	916
Prepaid expenses and other current assets	56	49
Current assets held for sale	744	219
Total current assets	2,876	2,355
Property and equipment, net	492	542
Operating lease right-of-use assets	948	1,107
Goodwill	462	394
Other intangible assets, net	57	57
Deferred income taxes	213	218
Other assets	303	319
Noncurrent assets held for sale	—	622
Total assets	$5,351	$5,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$863	$857
Accrued expenses and other current liabilities	1,020	1,050
Income taxes payable	6	10
Short-term borrowings and current maturities of long-term debt	20	24
Current liabilities held for sale	272	152
Total current liabilities	2,181	2,093
Deferred income taxes and other long-term liabilities	169	172
Pension and postretirement obligations, net	33	42
Long-term debt, net of current maturities	333	354
Operating lease liabilities	773	935
Noncurrent liabilities held for sale	—	138
Total liabilities	3,489	3,734
Commitments and contingencies
Stockholders' equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 64,699,340 at September 25, 2021 and 62,551,255 at December 26, 2020; outstanding shares — 52,134,592 at September 25, 2021 and 52,694,062 at December 26, 2020	1	1
Additional paid-in capital	2,711	2,675
Accumulated other comprehensive loss	(30)	(32)
Accumulated deficit	(343)	(409)
Treasury stock, at cost — 12,564,748 shares at September 25, 2021 and 9,857,193 shares at December 26, 2020	(477)	(355)
Total stockholders' equity	1,862	1,880
Total liabilities and stockholders’ equity	$5,351	$5,614

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	39 Weeks Ended
	September 25,	September 26,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$66	$(337)
Loss from discontinued operations, net of tax	(89)	(243)
Net income (loss) from continuing operations	155	(94)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110	119
Charges for losses on receivables and inventories	17	26
Asset impairments	18	175
(Gain) loss on disposition of assets, net	(3)	5
Loss on extinguishment and modification of debt	—	12
Compensation expense for share-based payments	26	28
Deferred income taxes and deferred tax asset valuation allowances	5	11
Changes in working capital and other operating activities	(72)	128
Net cash provided by operating activities of continuing operations	256	410
Net cash provided by (used in) operating activities of discontinued operations	(10)	79
Net cash provided by operating activities	246	489
Cash flows from investing activities:
Capital expenditures	(47)	(49)
Businesses acquired, net of cash acquired	(29)	(28)
Proceeds from collection of notes receivable	—	818
Proceeds from disposition of assets	4	1
Settlement of company-owned life insurance policies	21	9
Net cash provided by (used in) investing activities of continuing operations	(51)	751
Net cash used in investing activities of discontinued operations	(3)	(5)
Net cash provided by (used in) investing activities	(54)	746
Cash flows from financing activities:
Net payments on long and short-term borrowings	(20)	(337)
Debt retirement	—	(1,196)
Debt issuance	—	400
Cash dividends on common stock	—	(13)
Share purchases for taxes, net of proceeds from employee share-based transactions	(25)	(5)
Repurchase of common stock for treasury	(122)	(30)
Other financing activities	(1)	(7)
Net cash used in financing activities of continuing operations	(168)	(1,188)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(168)	(1,188)
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net increase in cash and cash equivalents	24	43
Cash, cash equivalents and restricted cash at beginning of period	729	700
Cash and cash equivalents at end of period – continuing operations	$753	$743
Supplemental information on non-cash investing and financing activities
Right-of-use assets obtained in exchange for new finance lease liabilities	$3	$22
Right-of-use assets obtained in exchange for new operating lease liabilities	69	85
Business acquired in exchange for common stock issuance	35	—

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

	39 Weeks Ended September 25, 2021
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 26, 2020	62,551,255	$1	$2,675	$(32)	$(409)	$(355)	$1,880
Net income	—	—	—	—	53	—	53
Other comprehensive income	—	—	—	5	—	—	5
Exercise and release of incentive stock (including income tax benefits and withholding)	1,225,876	—	(23)	—	—	—	(23)
Amortization of long-term incentive stock grants	—	—	10	—	—	—	10
Common stock issuance related to the BuyerQuest acquisition	827,498	—	35	—	—	—	35
Balance at March 27, 2021	64,604,629	$1	$2,697	$(27)	$(356)	$(355)	$1,960
Net loss	—	—	—	—	(88)	—	(88)
Other comprehensive income	—	—	—	5	—	—	5
Exercise and release of incentive stock (including income tax benefits and withholding)	18,767	—	—	—	—	—	—
Amortization of long-term incentive stock grants	—	—	10	—	—	—	10
Repurchase of common stock	—	—	—	—	—	(46)	(46)
Balance at June 26, 2021	64,623,396	$1	$2,707	$(22)	$(444)	$(401)	$1,841
Net income	—	—	—	—	101	—	101
Other comprehensive loss	—	—	—	(8)	—	—	(8)
Exercise and release of incentive stock (including income tax benefits and withholding)	75,944	—	(2)	—	—	—	(2)
Amortization of long-term incentive stock grants	—	—	6	—	—	—	6
Repurchase of common stock	—	—	—	—	—	(76)	(76)
Balance at September 25, 2021	64,699,340	$1	$2,711	$(30)	$(343)	$(477)	$1,862

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The ODP Corporation, including its consolidated subsidiaries (“ODP” or the “Company”), is a leading provider of business services and supplies, products and digital workspace technology solutions to small, medium-sized and enterprise businesses. The Company operates through its direct and indirect subsidiaries and maintains a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 1,084 retail stores, all supported by supply chain facility and delivery operations. Through its banner brands Office Depot®, OfficeMax® and Grand & Toy®, as well as others, the Company offers its customers the tools and resources they need to focus on starting, growing and running their business. The Company’s corporate headquarters is located in Boca Raton, FL, and its primary website is www.officedepot.com.

At September 25, 2021, the Company had two reportable segments (or “Divisions”): Business Solutions Division and Retail Division. After the end of the second quarter of 2021, the Company’s Board of Directors provided their alignment with management’s commitment to a plan to sell its CompuCom Division through a single disposal group. Accordingly, that business is presented as discontinued operations beginning in the third quarter of 2021. The Company has reclassified the financial results of the CompuCom Division to discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The Company also reclassified the related assets and liabilities as assets and liabilities held for sale on the accompanying Condensed Consolidated Balance Sheets as of September 25, 2021, and December 26, 2020. Cash flows from the Company’s discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for all periods. Refer to Note 13 for additional information.

The Condensed Consolidated Financial Statements as of September 25, 2021, and for the 13-week and 39-week periods ended September 25, 2021 (also referred to as the “third quarter of 2021” and “year-to-date 2021,” respectively) and September 26, 2020 (also referred to as the “third quarter of 2020” and “year-to-date 2020,” respectively) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Business acquisitions in 2020 and 2021 are included prospectively from the date of acquisition, thus affecting the comparability of the Company’s financial statements for all periods presented in this report on Form 10-Q.

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

PLANNED SEPARATION OF CONSUMER BUSINESS

As previously announced, in May 2021, the Company’s Board of Directors unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies. When the plan was announced, the Company expected to structure it as a tax-free spin-off of the Company’s B2B related operations. Following further review, the Company determined that it should utilize the flexibility created by the holding company reorganization in 2020 to structure the separation as a tax-free spin-off of the Company’s consumer business, with the Company retaining its B2B related operations (the “Separation”), as further described below. The Company believes that this modified approach will be more efficient considering that it is expected that the majority of the Company’s current management team and Directors will remain with the B2B business which will continue to be owned by “The ODP Corporation.” Each company is expected to have a unique and highly focused strategy and investment profile, as follows:

•

ODP – a leading B2B solutions provider serving small, medium and enterprise level companies, will consist of several operating companies, including the contract sales channel of ODP’s current Business Solutions Division, which will be renamed ODP Business Solutions, and ODP’s newly formed B2B digital platform technology business, which has been named Varis. ODP Business Solutions and Varis will be owned by ODP, but operated as separate businesses. ODP will also continue to own the global sourcing operations and other sourcing, supply chain and logistics assets. Gerry Smith will continue to serve as CEO of The ODP Corporation following the separation; and

•

Office Depot – an Office Depot branded leading provider of retail consumer and small business products and services distributed via approximately 1,100 Office Depot and OfficeMax retail locations and an eCommerce presence, officedepot.com. Kevin Moffitt, currently EVP, Chief Retail Officer of The ODP Corporation, will be appointed CEO of Office Depot upon completion of the spin-off.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The Separation is expected to allow ODP and Office Depot to pursue market opportunities and separate growth strategies, and improve value for shareholders and stakeholders. While ODP and Office Depot will be separate, independent companies, they will share commercial agreements that will allow them to continue to leverage scale benefits in such areas as product sourcing and supply chain.

The Separation is expected to occur through a tax-free stock dividend of shares of Office Depot to ODP’s shareholders as of a record date to be determined by the Company’s Board of Directors, after which ODP shareholders will own 100% of the equity in both of the publicly traded companies. The Separation is intended to be completed in the middle of 2022, subject to customary conditions, including final approval by the Company’s Board of Directors, opinions from tax counsel and a favorable ruling by the IRS on the tax-free nature of the transaction to the Company and to its shareholders, the filing and effectiveness of a registration statement with the U.S. Securities and Exchange Commission, the approved listing of Office Depot’s common stock on a national securities exchange and the completion of any necessary financings. There can be no assurances regarding the ultimate timing of the Separation or that the transaction will be completed.

In addition, beginning in the third quarter of 2021, the Company has committed to a plan to sell its CompuCom Division through a single disposal group. Refer to Note 13 for additional information.

CASH MANAGEMENT

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Amounts not yet presented for payment to zero balance disbursement accounts of $24 million and $20 million at September 25, 2021 and December 26, 2020, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities, and $2 million and $3 million at September 25, 2021, and December 26, 2020, respectively, are presented in Current liabilities held for sale.

At September 25, 2021 and December 26, 2020, cash and cash equivalents held outside the United States amounted to $161 million and $159 million, respectively.

Restricted cash consists primarily of short-term cash deposits having original maturity dates of twelve months or less that serve as collateral to certain of the Company’s letters of credit. Restricted cash is valued at cost, which approximates fair value. There was no restricted cash at both September 25, 2021 and December 26, 2020.

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

As part of its transformation, the Company continues to acquire profitable regional office supply distribution businesses to expand its reach and distribution network into geographic areas that were previously underserved. Year-to-date 2021, the Company acquired one small independent regional office supply distribution business for approximately $2 million funded with cash on hand, subject to customary post-closing adjustments.

The acquisitions were treated as purchases in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transactions including goodwill and other intangible assets. The Company has performed a preliminary purchase price allocation of the aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transactions. The preliminary purchase price allocation for BuyerQuest includes $6 million of technology intangible assets and $67 million of goodwill. The preliminary purchase price allocation for the acquired office supply distribution business includes $1 million of goodwill. An immaterial amount of the aggregate purchase price was allocated to working capital accounts. These assets and liabilities are included in the Condensed Consolidated Balance Sheet as of September 25, 2021. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the dates of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of the acquired businesses are combined with the Company’s operating results subsequent to their purchase dates. The operating results of the acquired office supply distribution business are included in the Business Solutions Division, and the operating results of BuyerQuest are included in Other, as described in Note 5. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses, individually and in the aggregate, are not material to the Company.

Based on new information received, the preliminary purchase price allocations of the companies acquired in 2020 have been adjusted during the respective measurement periods. These adjustments were insignificant individually and in the aggregate to the Company’s Condensed Consolidated Financial Statements. The measurement periods for acquisitions completed year-to-date 2020 closed within year-to-date 2021.

Under the business combinations accounting guidance, merger and integration costs are not included as components of consideration transferred. Instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger, restructuring and other operating expenses, net line in the Condensed Consolidated Statements of Operations. Refer to Note 3 for additional information about the merger, restructuring and other operating expenses incurred during the third quarter and year-to-date 2021.

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

	Third Quarter		Year-to-Date
(In millions)	2021	2020	2021	2020
Merger and transaction related expenses
Transaction and integration	$(1)	$—	—	5
Total Merger and transaction related expenses	(1)	—	—	5
Restructuring expenses
Severance	(1)	2	(2)	39
Professional fees	—	10	1	21
Facility closure, contract termination, and other expenses, net	5	12	14	24
Total Restructuring expenses, net	4	24	13	84
Other operating expenses
Professional fees	10	—	24	—
Total Other operating expenses	10	—	24	—
Total Merger, restructuring and other operating expenses, net	$13	$24	$37	$89

MERGER AND TRANSACTION RELATED EXPENSES

In the third quarter of 2021, the Company did not incur any transaction and integration expenses. The $1 million income represents the impact of earnout adjustments on acquisitions made in prior periods. Year-to-date 2021, the Company did not incur any transaction and integration expenses. Year-to-date 2020, the Company incurred $5 million of merger and transaction related expenses. These expenses include legal, accounting, and other third-party expenses incurred in connection with acquisitions and business integration activities.

RESTRUCTURING EXPENSES

Maximize B2B Restructuring Plan

In May 2020, the Company’s Board of Directors approved a restructuring plan to realign the Company’s operational focus to support its “business-to-business” solutions and IT services business units and improve costs (“Maximize B2B Restructuring Plan”). Implementation of the Maximize B2B Restructuring Plan is expected to be substantially completed by the end of 2023. The Maximize B2B Restructuring Plan aims to generate savings through optimizing the Company’s retail footprint, removing costs that directly support the Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of the Company’s business-to-business platform. The plan is broader than restructuring programs the Company has implemented in the past and includes closing and/or consolidating retail stores and distribution facilities and the reduction of up to 13,100 employee positions by the end of 2023. The Company is evaluating the number and timing of retail store and distribution facility closures and/or consolidations. However, it is generally understood that closures will approximate the store’s lease termination date. The Company closed 6 and 67 retail stores under the Maximize B2B Restructuring Plan during the third quarter and year-to-date 2021, respectively. The Company had closed 70 retail stores and two distribution facilities in 2020 under the Maximize B2B Restructuring Plan. It is anticipated that additional retail stores will be closed in 2021. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $115 million, comprised of:

(a)	severance costs of approximately $53 million;
(b)	facility closure costs of approximately $34 million, which are mainly related to retail stores; and
(c)	other costs, including contract termination costs, to facilitate the execution of the Maximize B2B Restructuring Plan of approximately $28 million.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The total costs of up to $115 million above are less than the Company’s estimate of total costs for this restructuring plan when it commenced, mainly as a result of the reduction in the number of expected retail store and distribution facility closures based upon the Company’s most recent evaluation of economic factors that influence expected store closures. There could be further fluctuations in the estimate of total expected costs in the future and timing of such costs as a result of an assessment of general market conditions and changes in the Company’s business strategy, including the Separation described in Note 1 above. In addition, the reduction of employee positions may also be impacted as a result of fewer retail store closures and the changes in the Company’s business strategy. The $115 million of total costs are expected to be incurred as cash expenditures through 2023 and funded primarily with cash on hand and cash from operations. The Company incurred $94 million in restructuring expenses to implement the Maximize B2B Restructuring Plan since its inception in 2020 and through year-to-date 2021, of which $46 million were cash expenditures. Of these amounts, $6 million of restructuring expenses and $2 million of cash expenditures were related to the CompuCom Division which is now presented in discontinued operations.

In the third quarter of 2021, the Company incurred $4 million, net, in restructuring expenses associated with the Maximize B2B Restructuring Plan, which consisted of $5 million of facility closure, contract termination and other costs, partially offset by $1 million in reversal of employee severance accruals due to changes in estimates. Year-to-date 2021, the Company incurred $13 million in restructuring expenses associated with the Maximize B2B Restructuring Plan, which consisted of $1 million in third-party professional fees, $15 million of facility closure, contract termination and other costs, partially offset by $2 million in reversal of employee severance accruals due to changes in estimates and a $1 million gain on sale of retail store assets. The facility closure costs were mainly related to retail store closure accruals and accelerated depreciation. Of these amounts, $2 million and $17 million were cash expenditures in the third quarter and year-to-date 2021, respectively.

In the third quarter of 2020, the Company incurred $17 million in restructuring expenses associated with the Maximize B2B Restructuring Plan, which consisted of $1 million in severance, $7 million in third-party professional fees, and $9 million of retail store and facility closure costs and other that were mainly related to closure accruals, gains and losses on asset dispositions, and accelerated depreciation. Of these amounts, $12 million were cash expenditures in the third quarter of 2020. Year-to-date 2020, the Company incurred $62 million in restructuring expenses associated with the Maximize B2B Restructuring Plan which consisted of $39 million in severance, $7 million in third-party professional fees, and $16 million of retail store and facility closure costs and other that were mainly related to facility closure accruals, gains and losses on asset dispositions, and accelerated depreciation. Of these amounts, $15 million were cash expenditures year-to-date 2020.

Other

Included in restructuring expense in the third quarter and year-to-date 2020 were $6 million and $19 million, respectively, of costs incurred in connection with the Business Acceleration Program. These costs included third-party professional fees, retail and facility closure costs and other costs. The Business Acceleration Program was announced in 2019 and largely concluded at the end of 2020.

OTHER OPERATING EXPENSES

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

During the second quarter of 2021, the Company received a third proposal from USR Parent, Inc. to acquire the Company’s consumer business, including its retail stores, and reiterated its intention to commence a tender offer if negotiations for an alternative transaction are not successful. The Company’s Board of Directors is carefully reviewing the third proposal with the assistance of its financial and legal advisors to determine the course of action that it believes is in the best interests of the Company and its shareholders. The Company incurred $1 million and $4 million in third-party professional fees related to the evaluation of USR Parent, Inc.’s proposals in the third quarter and year-to-date 2021, respectively, including expenses incurred in connection with a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”), which is conducting an investigation of USR Parent, Inc.’s proposals.

In order to relieve the Company from the continuation of a costly and burdensome process, the FTC has agreed to defer requiring further responses from the Company unless and until USR Parent, Inc. formally launches a tender offer or the parties execute a negotiated agreement. Additionally, on May 4, 2021 the Canadian Competition Bureau (the “Bureau”) advised the Company that it

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

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

Planned Separation of Consumer Business

In May 2021, the Company’s Board of Directors unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies, as further described in Note 1 above. The Company expects to incur significant costs in connection with the Separation, which are expected to primarily be third-party professional fees related to investment banking, accounting, legal, consulting and other similar types of services associated with the Separation transaction, as well as costs associated with the operational separation of the two companies, such as those related to human resources, brand management, real estate and IT infrastructure. Separation costs also may include the costs associated with bonuses and restricted stock grants awarded to certain employees for retention through the Separation. The Company incurred $9 million and $20 million in third-party professional fees associated with the Separation in the third quarter and year-to-date 2021, respectively, related to the Separation, and expects to continue to incur additional Separation costs in the remainder of 2021 and in 2022 until the Separation is completed. The Company currently estimates that such additional costs will exceed $100 million, although such estimate is subject to a number of assumptions and uncertainties.

MERGER, RESTRUCTURING AND OTHER ACCRUALS

The activity in the merger, restructuring and other accruals in year-to-date 2021 is presented in the table below. Certain merger, restructuring and other charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

	Balance as of			Balance as of
	December 26,	Charges (credits)	Cash	September 25,
(In millions)	2020	Incurred	Payments	2021
Termination benefits:
Maximize B2B Restructuring Plan	27	(2)	(5)	20
Business Acceleration Program	2	—	(2)	—
Lease and contract obligations, accruals for facilities closures and other costs:
Maximize B2B Restructuring Plan	10	9	(9)	10
Business Acceleration Program	1	—	(1)	—
Comprehensive Business Review	2	—	(1)	1
USR Parent, Inc. proposals	—	4	(4)	—
Planned separation of consumer business	—	20	(19)	1
Total	$42	$31	$(41)	$32

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 4. REVENUE RECOGNITION

PRODUCTS AND SERVICES REVENUE

The following table provides information about disaggregated revenue from continuing operations by Division, and major products and services categories.

	Third Quarter of 2021
(In millions)	Business Solution Division	Retail Division	Other	Total
Major products and services categories
Products
Supplies	$621	$388	$3	$1,012
Technology	275	373	—	648
Furniture and other	198	131	4	333
Services
Copy and print	26	89	—	115
Technology and other	51	18	2	71
Total	$1,171	$999	$9	$2,179

	Third Quarter of 2020
(In millions)	Business Solution Division	Retail Division	Other	Total
Major products and services categories
Products
Supplies	$632	$401	$2	$1,035
Technology	303	473	—	776
Furniture and other	192	163	—	355
Services
Copy and print	22	84	—	106
Technology and other	48	26	1	75
Total	$1,197	$1,147	$3	$2,347

	Year-to-Date 2021
(In millions)	Business Solution Division	Retail Division	Other	Total
Major products and services categories
Products
Supplies	$1,788	$1,048	$8	$2,844
Technology	881	1,201	1	2,083
Furniture and other	561	389	13	963
Services
Copy and print	69	253	—	322
Technology and other	146	61	4	211
Total	$3,445	$2,952	$26	$6,423

	Year-to-Date 2020
(In millions)	Business Solution Division	Retail Division	Other	Total
Major products and services categories
Products
Supplies	$1,934	$1,085	$9	$3,028
Technology	890	1,379	3	2,272
Furniture and other	514	420	4	938
Services
Copy and print	67	247	—	314
Technology and other	149	85	1	235
Total	$3,554	$3,216	$17	$6,787

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

The Company sells its supplies, technology, furniture and other products through its Business Solutions and Retail Divisions. Customers can purchase products through the Company’s call centers, electronically through its Internet websites, or through its retail stores. Revenues from supplies, technology, and furniture and other product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer.

Furniture and other products also include arrangements where customers can make special furniture interior design and installation orders that are customized to their needs. The performance obligations related to these arrangements are satisfied over time.

Services revenue includes the sale of:

•	Copy and print services, including managed print and fulfillment services; and
•	Technology support services offerings provided in the Company’s retail stores, such as installation and repair, product subscriptions, and sales of third party software, gift cards, and warranties.

Upon the reclassification of its CompuCom Division, which provided the majority of the technology support services, as discontinued operations in the third quarter of 2021, the Company updated its service revenue groupings where technology support services are presented together with other service revenue as described above. Copy and print services, which is the largest service revenue category upon the classification of the CompuCom Division to discontinued operations, is presented separately. Substantially all of the Company’s service offerings are satisfied at a point in time and revenue is recognized as such. The largest other service offering is copy and print services, which includes printing, copying, and digital imaging. The majority of copy and print services are fulfilled through retail stores and the related performance obligations are satisfied within a short period of time (generally within the same day).

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

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts year-to-date 2021 and year-to-date 2020.

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

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and deferred revenue is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of September 25, 2021 and December 26, 2020, the Company had $13 million and $12 million of deferred revenue related to the loyalty program, respectively, which is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	September 25,	December 26,
(In millions)	2021	2020
Trade receivables, net	$367	$325
Short-term contract assets	17	15
Long-term contract assets	10	15
Short-term contract liabilities	52	50
Long-term contract liabilities	2	4

Year-to-date 2021 and year-to-date 2020, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $23 million and $19 million in year-to-date 2021 and year-to-date 2020, respectively, which were included in the short-term contract liability balance at the beginning of each respective period. The Company recognized no contract assets and $2 million of contract liabilities in year-to-date of 2021 as a result of business combinations. There were no contract assets and liabilities that were recognized in year-to-date 2020 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of each respective period that transferred to receivables in year-to-date 2021 and year-to-date 2020. Included in the table above are short- and long-term contract assets of $1 million and $2 million as of September 25, 2021, respectively, and $1 million and $2 million as of December 26, 2020, respectively, related to CompuCom, which are presented as part of assets held for sale on the Condensed Consolidated Balance Sheets. Also included in the table above are short- and long-term contract liabilities of $11 million and $2 million as of September 25, 2021, respectively, and $9 million and $4 million as of December 26, 2020, respectively, related to CompuCom, which are presented as part of liabilities held for sale on the Condensed Consolidated Balance Sheets.

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

COSTS TO OBTAIN A CONTRACT

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

capitalized. These costs are periodically reviewed for impairment, and are amortized on a straight-line basis over the expected period of benefit. As of September 25, 2021 and December 26, 2020, short-term contract assets and long-term contract assets in the table above represent capitalized acquisition costs. In the third quarter and year-to-date 2021, amortization expenses were $7 million and $19 million, respectively. In the third quarter and year-to-date 2020, amortization expenses were $7 million and $22 million, respectively. The Company had no asset impairment charges related to contract assets in the periods presented herein. There is uncertainty regarding the impacts of COVID-19, the novel coronavirus disease that was declared a pandemic by the World Health Organization on March 11, 2020, on the global and national economies, which could negatively affect the Company’s customers and result in future impairments of contract assets.

NOTE 5. SEGMENT INFORMATION

At September 25, 2021, the Company had two reportable segments: Business Solutions Division and Retail Division. The Business Solutions Division sells nationally branded as well as the Company’s private branded office supply and adjacency products and services to customers in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites. The Retail Division includes a chain of retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which sell office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offer business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are also facilitated through the Company’s regional print production centers. After the end of the second quarter of 2021, management obtained the Board of Directors’ alignment and committed to a plan to sell its CompuCom Division through a single disposal group. The CompuCom disposal group has met the accounting criteria to be classified as held for sale as of June 29, 2021 and is presented as discontinued operations starting in the third quarter of 2021. Refer to Note 13 for additional information.

The retained global sourcing operations previously included in the former International Division are not significant and have been presented as Other. The operating results of BuyerQuest are not significant in the third quarter and year-to-date 2021 and are included in Other since its acquisition on January 29, 2021. Also included in Other is the elimination of intersegment revenues of $5 million and $14 million for the third quarter and year-to-date 2021, respectively, and $5 million and $12 million for the third quarter and year-to-date 2020, respectively.

The products and services offered by the Business Solutions Division and the Retail Division are similar. The Company’s two operating segments are its two reportable segments. The Business Solutions Division and the Retail Division are managed separately as they represent separate channels in the way the Company serves its customers. The accounting policies for each segment are the same as those described in Note 1 of the 2020 Form 10-K. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Business Solutions Division or the Retail Division, including asset impairments and merger, restructuring and other operating expenses, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities. In addition, the Company regularly evaluates the appropriateness of the reportable segments based on how the business is managed, including decision-making about resources allocation and assessing performance of the segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, the current reportable segments may change in the future.

The following is a summary of sales and operating income (loss) by each of the Divisions and Other, reconciled to consolidated totals.

	Sales
	Third Quarter		Year-to-Date
(In millions)	2021	2020	2021	2020
Business Solutions Division	$1,171	$1,197	$3,445	$3,554
Retail Division	999	1,147	2,952	3,216
Other	9	3	26	17
Total	$2,179	$2,347	$6,423	$6,787

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

	Division Operating Income (Loss)
	Third Quarter		Year-to-Date
(In millions)	2021	2020	2021	2020
Business Solutions Division	$41	$45	$89	$98
Retail Division	107	119	252	224
Other	—	—	(1)	2
Total	$148	$164	$340	$324

A reconciliation of the measure of Division operating income to Consolidated income (loss) from continuing operations before income taxes is as follows:

	Third Quarter		Year-to-Date
(In millions)	2021	2020	2021	2020
Total Divisions operating income	$148	$164	$340	$324
Add/(subtract):
Asset impairments	(5)	(10)	(18)	(175)
Merger, restructuring and other operating expenses, net	(13)	(24)	(37)	(89)
Unallocated expenses	(26)	(28)	(82)	(74)
Interest income	—	—	—	3
Interest expense	(7)	(6)	(20)	(34)
Loss on extinguishment and modification of debt	—	—	—	(12)
Other income, net	3	2	19	5
Income (loss) from continuing operations before income taxes	$100	$98	$202	$(52)

The components of goodwill by segment are provided in the following table:

	Business Solutions	Retail
(In millions)	Division	Division	Other	Total
Balance as of December 26, 2020	$316	$78	$—	$394
Acquisitions	1	—	67	68
Balance as of September 25, 2021	$317	$78	$67	$462

Additions to goodwill relate to acquisitions made during year-to-date 2021, as well as the impact of purchase accounting adjustments associated with 2020 acquisitions. As disclosed in Note 2, these adjustments were insignificant individually and in the aggregate to the Company’s Condensed Consolidated Financial Statements. Refer to Note 2 for additional information on the acquisitions made during year-to-date 2021.

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. The most recent annual impairment assessment was performed during the fourth quarter of 2020, using a quantitative assessment for all reporting units. The quantitative assessment combined the income approach and the market approach valuation methodologies and concluded that the fair value of all the Company’s reporting units exceed their carrying amounts. The margin of passage for the CompuCom and Contract reporting units during this assessment were approximately 12%. The Contract reporting unit is a component of the Business Solutions Division segment. The CompuCom reporting unit is classified as discontinued operations; refer to Note 13 for further information.

During the second quarter of 2021, the Company determined that an indicator of potential impairment existed to require an interim quantitative goodwill impairment test for its CompuCom reporting unit, due to the continued macroeconomic impacts of COVID-19 on CompuCom’s current and projected future results of operations as further described below. The quantitative goodwill impairment test, which combined the income approach and market approach valuation methodologies, indicated that the carrying value of the CompuCom reporting unit exceeded its fair value by $103 million. As a result, the Company recorded a partial goodwill impairment charge of $103 million in the second quarter of 2021 associated with the CompuCom reporting unit. This non-cash impairment charge is presented within the discontinued operations, net of tax line for year-to-date 2021 in the accompanying Condensed Consolidated Statements of Operations. After the impairment charge, the CompuCom reporting unit has remaining goodwill of $113 million as of September 25, 2021, which is presented within Noncurrent assets held for sale in the accompanying Condensed Consolidated Balance Sheets.

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

The fair value estimate for the reporting unit was based on a blended analysis of the present value of future discounted cash flows and market value approach. The significant estimates used in the discounted cash flow model included the Company’s weighted average cost of capital, projected cash flows and the long-term rate of growth. The assumptions were based on the actual historical performance of the reporting unit and took into account the recent and continued weakening of operating results as well as the anticipated rate of recovery, and implied risk premiums based on market prices of the Company’s equity and debt as of the assessment date. Significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. CompuCom’s tradename, which is an indefinite-lived intangible asset, was also tested for impairment using the relief from royalty method and was determined to be impaired as its carrying value exceeded its fair value by $11 million. Accordingly, the Company recorded an impairment charge of $11 million in the second quarter of 2021 related to this asset. This non-cash impairment charge is presented within the discontinued operations, net of tax line for year-to-date 2021 in the accompanying Condensed Consolidated Statements of Operations.

The Company is monitoring the performance of its Contract reporting unit. The Company’s Contract reporting unit, which had also been negatively impacted by COVID-19, has experienced partial recovery as the impacts of the pandemic on its business customers have begun to recede in the second quarter of 2021. The Contract reporting units’ operating performance and future outlook are in line with the Company’s forecasts used in determining the fair value estimates in the most recent quantitative annual impairment test. Accordingly, there are no impairment indicators identified for this reporting unit as of September 25, 2021. The Company also did not identify indicators of impairment related to its other reporting units, which mainly serve consumers through its retail stores and eCommerce platform and have been performing in accordance with forecasts. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of the Company’s reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying amount, resulting in additional goodwill impairment charges.

NOTE 6. INCOME TAXES

During 2021 and 2020, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to limited international operations and improved operating results. The Company’s effective tax rates were 27% and 23% for the third quarter and year-to-date 2021, respectively, and 65% and (81)% for the third quarter and year-to-date 2020, respectively. Year-to-date 2021, the Company’s effective rate was primarily impacted by the recognition of a large tax windfall associated with stock-based compensation awards year-to-date and recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate to differ from the statutory rate of 21%. The Company’s effective tax rate in the prior period has varied considerably primarily due to the impact of goodwill impairment, state taxes, excess tax deficiencies associated with stock-based compensation awards and certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

The Company continues to have a U.S. valuation allowance for certain U.S. federal credits and state tax attributes, which relates to deferred tax assets that require certain types of income or for income to be earned in certain jurisdictions in order to be realized. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections could impact this evaluation in future periods. Upon the sale of CompuCom, the Company anticipates recognizing a large capital loss. A portion of this loss is available to be carried back to several jurisdictions, primarily the U.S. federal income tax. The estimated tax benefits of these carry back claims are reflected in the discontinued operations taxes. It is anticipated that any excess capital loss will be offset by a valuation allowance until sufficient capital gain is generated to be utilized.

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

NOTE 7. EARNINGS (LOSS) PER SHARE

The following table represents the calculation of earnings (loss) per common share – basic and diluted:

	Third Quarter		Year-to-Date
(In millions, except per share amounts)	2021	2020	2021	2020
Basic Earnings Per Share
Numerator:
Net income (loss) from continuing operations	$73	$34	$155	$(94)
Income (loss) from discontinued operations, net of tax	28	23	(89)	(243)
Net income (loss)	$101	$57	$66	$(337)
Denominator:
Weighted-average shares outstanding	53	53	54	53
Basic earnings (loss) per share:
Continuing operations	$1.38	$0.64	$2.89	$(1.78)
Discontinued operations	0.54	0.43	(1.65)	(4.62)
Net earnings (loss) per share	$1.92	$1.07	$1.24	$(6.40)
Diluted Earnings Per Share
Numerator:
Net income (loss) from continuing operations	$73	$34	$155	$(94)
Income (loss) from discontinued operations, net of tax	28	23	(89)	(243)
Net income (loss)	$101	$57	$66	$(337)
Denominator:
Weighted-average shares outstanding	53	53	54	53
Effect of dilutive securities:
Stock options and restricted stock	2	1	2	—
Diluted weighted-average shares outstanding	55	54	56	53
Diluted earnings (loss) per share:
Continuing operations	$1.33	$0.63	$2.79	$(1.78)
Discontinued operations	0.52	0.41	(1.60)	(4.62)
Net diluted earnings (loss) per share	$1.85	$1.04	$1.19	$(6.40)

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were less than 1 million in both the third quarter and year-to-date 2021, and less than 1 million in the third quarter of 2020 and 2 million year-to-date 2020, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

As provided by the Third Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, cash value of company-owned life insurance policies, and certain specific real estate of the Company. At September 25, 2021, the Company had no revolving loans outstanding, $100 million of outstanding FILO Term Loan Facility loans, $49 million of outstanding standby letters of credit, and $953 million of available credit under the Third Amended Credit Agreement. The Company was in compliance with all applicable covenants at September 25, 2021.

NOTE 9. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 26, 2020	$(27)	$(5)	$(32)
Other comprehensive income activity	1	1	2
Balance at September 25, 2021	$(26)	$(4)	$(30)

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

The Company repurchased 2 million shares of its common stock at a cost of $76 million and 3 million shares at a cost of $122 million in the third quarter and year-to-date 2021, respectively. As of September 25, 2021, $178 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of the third quarter of 2021 and through October 27, 2021, the Company repurchased 567 thousand shares of its common stock at a cost of $24 million.

At September 25, 2021, there were 13 million shares of common stock held in treasury. The Company’s Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 8 for additional information about the Company’s compliance with covenants.

DIVIDENDS ON COMMON STOCK

In May 2020, in order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, the Company’s Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of 2020. There was no quarterly cash dividend declared and paid in the third quarter and year-to-date 2021. The Company’s quarterly cash dividend remains temporarily suspended. Prior to its temporary suspension, dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. The Company’s Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 8 for additional information about the Company’s compliance with covenants.

NOTE 10. EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – NORTH AMERICA

The components of net periodic pension benefit for the Company’s North America pension plans are as follows:

	Third Quarter		Year-to-Date
(In millions)	2021	2020	2021	2020
Service cost	$—	$—	$—	$—
Interest cost	5	7	15	21
Expected return on plan assets	(7)	(8)	(22)	(24)
Net periodic pension benefit	$(2)	$(1)	$(7)	$(3)

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The North American pension plans are in a net liability position and included in Pension and postretirement obligations, net in the Condensed Consolidated Balance Sheets at September 25, 2021 and December 26, 2020. During year-to-date 2021, $2 million of cash contributions were made to the North America pension plans. The Company does not expect to make additional cash contributions to the North America pension plans during the remainder of 2021.

PENSION PLAN – UNITED KINGDOM

The components of net periodic pension benefit for the Company’s pension plan in the United Kingdom (“UK”) are as follows:

	Third Quarter		Year-to-Date
(In millions)	2021	2020	2021	2020
Service cost	$—	$—	$—	$—
Interest cost	1	2	3	4
Expected return on plan assets	(1)	(2)	(4)	(4)
Net periodic pension benefit	$—	$—	$(1)	$—

The UK pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at September 25, 2021 and December 26, 2020. During year-to-date 2021, cash contributions of $2 million were made to the UK pension plan. The Company is not required to make any additional cash contributions to the UK pension plan during the remainder of 2021.

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

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the third quarter and year-to-date 2021, the Company recognized asset impairment charges of $5 million and $18 million, respectively, which included $4 million and $15 million, respectively, related to impairment of operating lease right-of-use (“ROU”) assets associated with the Company’s retail store locations, and the remainder was related to impairment of fixed assets. In the third quarter and year-to-date 2020, the Company recognized asset impairment charges of $10 million and $175 million, respectively. Of the asset impairment charges in the third quarter of 2020, $7 million was related to the impairment of ROU assets associated with the Company’s retail store locations, and the remainder related to impairment of fixed assets. Of the asset impairment charges year-to-date 2020, $115 million was related to the impairment of goodwill in the Contract reporting unit, $42 million was related to impairment of operating lease ROU assets associated with the Company’s retail store locations, and the remainder was related to impairment of fixed assets and a cost method investment. All impairment charges discussed in the sections below are presented in Asset impairments in the Condensed Consolidated Statements of Operations.

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

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the third quarter and year-to-date 2021 impairment calculation were discounted at a weighted average discount rate of 7%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There is uncertainty regarding the impact of the COVID-19 pandemic on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the third quarter of 2021, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets, which were negatively impacted by the COVID-19 pandemic, as discussed in Note 5 above. The Company did not identify any impairment indicators for these long-lived assets as of September 25 2021, and as a result, there were no associated impairment charges.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	September 25,		December 26,
	2021		2020
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Company-owned life insurance	135	135	147	147
Financial liabilities:
Long-term debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	100	100	100	100
Revenue bonds, due in varying amounts periodically through 2029	176	177	176	177
American & Foreign Power Company, Inc. 5% debentures, due 2030	15	15	15	14

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

On March 1, 2021, certain IT systems of CompuCom were affected by a malware incident which negatively impacted some services that CompuCom provides to certain of its customers. Certain CompuCom services were not impacted by the malware incident, and CompuCom continued to deliver certain services to those customers throughout March. CompuCom was able to substantially restore delivery capabilities as of March 17, 2021, and had restored its service delivery to substantially all of its customers as of the end of March 2021. As a part of the restoration efforts, CompuCom has taken actions to efficiently and securely restore service delivery to its customers while hardening its systems with enhanced security measures and advanced anti-malware agents. In the third quarter of 2021, the Company concluded its analysis of the malware incident and provided impacted customers and former and current associates with required notice. While the Company does not expect further material developments, the Company will evaluate new information, if any, in the event any new information arises and will record an estimate for losses when it is both probable and reasonably estimable. Further, the Company may become subject to regulatory enforcement actions and litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage.

In connection with the down time CompuCom experienced due to temporarily suspending certain services to certain customers, CompuCom had loss of service revenue of $1 million and $6 million in the third quarter and year-to-date 2021, respectively, which is within the Company’s previously disclosed estimate for total loss of service revenue due to the malware incident of between $5 million and $8 million. In addition, the Company expects to incur expenses of up to $15 million. Of this amount, the Company incurred expenses of $2 million and $12 million in the third quarter and year-to-date 2021, respectively. These expense estimates are primarily related to CompuCom’s efforts to restore service delivery to impacted customers, costs to investigate and remediate the incident, increased expenditures for cyber protection, legal and other professional services related thereto, and to address certain other matters resulting from the incident. The Company carries insurance, including cyber insurance, which it believes to be commensurate with the Company’s size and the nature of its operations and expects that a portion of these costs may be covered by insurance. The financial impact of the malware incident, as described above, is reflected within discontinued operations.

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending, threatened and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of September 25, 2021, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, the Company’s estimated range of reasonably possible losses was approximately $15 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 13. DISCONTINUED OPERATIONS

In January 2021, the Company’s Board of Directors announced that as a result of a business review of CompuCom, management has initiated a process to explore a value-maximizing sale of the Company’s former CompuCom Division to maximize CompuCom’s full potential and drive forward its future value and success. On June 29, 2021, the Company’s Board of Directors aligned with management’s commitment to a plan to sell CompuCom through a single disposal group. Although management did not bring forth a specific transaction to the Board of Directors, the Company is actively marketing CompuCom for sale at a price that the Company believes is reasonable in relation to CompuCom’s current fair value. CompuCom is available for immediate sale in its present condition and any sale is expected to be subject to customary regulatory approvals. Based on these considerations, and management’s experience and ability to complete similar transactions in the past, management believes the sale is probable and expects to complete it within one year from June 29, 2021. However, there can be no assurances regarding the ultimate timing of the planned disposition of CompuCom or that such disposition will be completed. The CompuCom disposal group has met the accounting criteria to be classified as held for sale as of June 29, 2021 and is presented as such in the Condensed Consolidated Balance Sheets as of September 25, 2021 and December 26, 2020. The planned disposition of CompuCom represents a strategic shift that will have a major impact on the Company’s operations and financial results. Accordingly, the Company intends to present the operating results and cash flows of its CompuCom Division as discontinued operations for all periods presented.

Merger and restructuring expenses incurred by the former CompuCom Division, that were previously presented as Corporate expenses, are included in the measurement and presentation of discontinued operations in all periods presented.

The following table represents a reconciliation of the major components of discontinued operations, net of tax presented in the Condensed Consolidated Statements of Operations.

	Third Quarter		Year-to-Date
(In millions)	2021	2020	2021	2020
Major components of discontinued operations before income taxes:
Sales:
Products	$66	$44	$182	$165
Services	135	148	428	470
Total sales	201	192	610	635
Cost of goods and occupancy costs:
Products	57	39	160	150
Services	104	110	331	350
Total cost of goods and occupancy costs	161	149	491	500
Gross profit	40	43	119	135
Selling, general and administrative expenses	29	40	117	128
Asset impairments	—	—	114	248
Merger, restructuring and other operating expenses, net	—	2	(2)	18
Operating income (loss)	11	1	(110)	(259)
Other income, net	—	—	(1)	1
Income (loss) from major components of discontinued operations before income taxes	11	1	(111)	(258)
Loss from classification to held for sale	(1)	—	(1)	—
Income (loss) from discontinued operations before income taxes	10	1	(112)	(258)
Income tax benefit	(18)	(22)	(23)	(15)
Discontinued operations, net of tax	$28	$23	$(89)	$(243)

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table represents the major classes of assets and liabilities of the disposal group classified as held for sale presented in the Condensed Consolidated Balance Sheets as of September 25, 2021 and December 26, 2020.

	September 25,	December 26,
(In millions)	2021	2020
Major classes of assets included in discontinued operations:
Receivables, net	$209	$189
Inventories	23	14
Prepaid expenses and other current assets	18	16
Total current assets		219
Property and equipment, net	24	26
Operating lease right-of-use assets	64	62
Goodwill	112	214
Other intangible assets, net	281	301
Other assets	14	19
Total noncurrent assets		622
Less: valuation allowance	(1)
Total assets of the disposal group classified as held for sale	$744	$841
Major classes of liabilities included in discontinued operations:
Trade accounts payable	$71	$62
Accrued expenses and other current liabilities	76	90
Total current liabilities		152
Deferred income taxes and other long-term liabilities	76	82
Operating lease liabilities	49	56
Total noncurrent liabilities		138
Total liabilities of the disposal group classified as held for sale	$272	$290

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the USR Parent, Inc. proposals, the Company’s ability to achieve its strategic plans, including the proposed separation of the consumer business and the planned sale of CompuCom, and the high costs in connection with these transactions which may not be recouped if these transactions are not consummated, the CompuCom malware incident, the potential impact of the COVID-19 pandemic on our business, liquidity, suppliers, consumers, customers, and employees, disruptions or inefficiencies in our supply chain, our ability to mitigate or manage disruptions posed by COVID-19, changes in worldwide and U.S. economic conditions that materially impact consumer spending and employment and the demand for our products and services, and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth herein under “Risk Factors,” found in Other Information which supplements our discussion of “Risk Factors” within Other Key Information in our Annual Report on Form 10-K filed on February 24, 2021 (the “2020 Form 10-K”) with the SEC, Forward-Looking Statements, found in our 2020 Form 10-K, and the discussion of “Risk Factors” within Other Information in our Quarterly Reports on Form 10-Q filed on May 5, 2021 and August 4, 2021.

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

OVERVIEW

THE COMPANY

We are a leading provider of business services and supplies, products and digital workplace technology solutions to small, medium-sized and enterprise businesses. We operate through our direct and indirect subsidiaries and maintain a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 1,084 retail stores. Through our banner brands Office Depot®, OfficeMax® and Grand & Toy®, as well as others, we offer our customers the tools and resources they need to focus on starting, growing and running their business.

As of September 25, 2021, our operations are organized into two reportable segments (or “Divisions”): Business Solutions Division and Retail Division. After the second quarter of 2021, our Board of Directors provided their alignment with management’s commitment to a plan to sell its CompuCom Division through a single disposal group. Accordingly, that business is presented as discontinued operations beginning in the third quarter of 2021.

The Business Solutions Division, or BSD, is the largest component of our integrated B2B distribution platform in terms of both revenue and customers, and provides our customers with nationally branded as well as our private branded office supply products and services. Additionally, BSD provides adjacency products and services including cleaning and breakroom supplies, technology services, copy and print services, and office furniture products and services in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada through a dedicated sales force, catalogs, telesales, and electronically through our Internet websites. BSD includes the regional office supply distribution businesses we have acquired as part of our strategic transformation described in the section below.

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

STRATEGIC TRANSFORMATION

Since 2017, we have been undergoing a strategic business transformation to pivot our Company into an integrated B2B distribution platform, with the objective of expanding our product offerings to include value-added services for our customers and capture greater market share. As part of this transformation, we are evolving our B2B business and developing a new digital platform technology business, which has been named Varis, and aims to transform the B2B procurement and sourcing industry by filling the growing demand for a modern, trusted, digital B2B platform. On January 29, 2021, in connection with our development efforts in this area, we acquired BuyerQuest, a business services software company with an eProcurement platform for approximately $71 million, subject to customary post-closing adjustments. The purchase consideration for BuyerQuest includes $61 million paid at closing, funded with $26 million of cash on hand and the issuance of 827,498 shares of the Company’s common stock, and up to $10 million contingent consideration that will be payable over a two-year period subject to BuyerQuest meeting certain performance conditions.

We continue to expand our reach and distribution network through acquisitions of profitable regional office supply distribution businesses, serving small and mid-market customers. Many of these customers are in geographic areas that were previously underserved by our network. During year-to-date 2021, we acquired one small independent regional office supply distribution business for approximately $2 million funded with cash on hand, subject to customary post-closing adjustments. These acquisitions have allowed for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies. The operating results of the acquired businesses are combined with our operating results subsequent to their purchase dates. The operating results of the acquired office supply distribution business are included in our Business Solutions Division, and the operating results of BuyerQuest are included in Other. Refer to Note 2. “Acquisitions” in Notes to Condensed Consolidated Financial Statements for additional information.

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

RECENT DEVELOPMENTS

Planned Separation of Consumer Business

As a result of the planned Separation, each company is expected to have a unique and highly focused strategy and investment profile, as follows:

•

ODP – a leading B2B solutions provider serving small, medium and enterprise level companies, will consist of several operating companies, including the contract sales channel of ODP’s current Business Solutions Division, which will be renamed ODP Business Solutions, and ODP’s newly formed B2B digital platform technology business, which has been named Varis. ODP Business Solutions and Varis will be owned by ODP, but operated as separate businesses. ODP will also continue to own the global sourcing operations and other sourcing, supply chain and logistics assets. Gerry Smith will continue to serve as CEO of The ODP Corporation following the separation; and

•

Office Depot – an Office Depot branded leading provider of retail consumer and small business products and services distributed via approximately 1,100 Office Depot and OfficeMax retail locations and an eCommerce presence, officedepot.com. Kevin Moffitt, currently EVP, Chief Retail Officer of The ODP Corporation, will be appointed CEO of Office Depot upon completion of the spin-off.

The Separation is expected to allow ODP and Office Depot to pursue market opportunities and separate growth strategies, and improve value for shareholders and stakeholders. While ODP and Office Depot will be separate, independent companies, they will share commercial agreements that will allow them to continue to leverage scale benefits in such areas as product sourcing and supply chain.

The Separation is expected to occur through a tax-free stock dividend of shares of NewCo to ODP’s shareholders as of a record date to be determined by our Board of Directors, after which ODP shareholders will own 100% of the equity in both of the publicly traded companies. The Separation is intended to be completed in the middle of 2022, subject to customary conditions, including final approval by our Board of Directors, opinions from tax counsel and a favorable ruling by the IRS on the tax-free nature of the transaction to the Company and to its shareholders, the filing and effectiveness of a registration statement with the U.S. Securities and Exchange Commission, the approved listing of Office Depot’s common stock on a national securities exchange and the completion of any necessary financings. There can be no assurances regarding the ultimate timing of the Separation or that the transaction will be completed. We expect to incur significant costs in connection with the Separation, which are expected to relate primarily to third-party professional fees, retention payments to certain employees, and other costs directly related to the Separation. We incurred $9 million and $20 million in third-party professional fees associated with the Separation in the third quarter and year-to-date 2021, respectively. We currently estimate that additional costs to execute the Separation will exceed $100 million, although such estimate is subject to a number of assumptions and uncertainties.

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

On June 4, 2021, we received a third proposal (the “June Proposal” and together with the January Proposal and March Proposal, the “Proposals”) from USR Parent, Inc. to acquire our consumer business, including our retail stores, and reiterated its intention to commence a tender offer if negotiations for an alternative transaction are not successful. Our Board of Directors is carefully reviewing the June proposal with the assistance of its financial and legal advisors to determine the course of action that it believes is in the best interests of the Company and our shareholders. We incurred $1 million and $4 million in third-party professional fees related to the Proposals in the third quarter and year-to-date 2021, respectively, including expenses incurred in connection with a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”), which is conducting an investigation of the Proposals. In order to relieve us from the continuation of a costly and burdensome process, the FTC has agreed to defer requiring further responses from us unless and until USR Parent, Inc. formally launches a tender offer, or the parties execute a negotiated agreement. Additionally, on May 4, 2021 the Canadian Competition Bureau (the “Bureau”) advised us that it has determined that USR Parent, Inc.’s proposed acquisition of the Company would likely result in a substantial lessening or prevention of competition in the sale of business essentials to enterprise customers in Canada. While it is not known for certain what the Bureau would do if USR Parent, Inc. actually launches a tender offer in the future, the Bureau’s determination signals that the Bureau would likely challenge the acquisition. However, we cannot be certain that USR Parent, Inc. will not commence a tender offer in the future. We anticipate that we will incur additional significant legal and other expenses throughout this process if USR Parent, Inc. pursues a tender offer.

For further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” found in Other Information which supplements our discussion of “Risk Factors” within Other Key Information in our 2020 Form 10-K and the discussion of “Risk Factors” within Other Information in our Quarterly Report on Form 10-Q filed on May 5, 2021.

Planned Disposition of CompuCom

In January 2021, our Board of Directors announced that as a result of a business review of CompuCom, management has initiated a process to explore a value-maximizing sale of our CompuCom Division to maximize CompuCom’s full potential and drive forward its future value and success. After the second quarter of 2021, our Board of Directors aligned with management’s commitment to a plan to sell CompuCom through a single disposal group. Although management did not bring forth a specific transaction to the Board of Directors, we are actively marketing CompuCom for sale at a price that we believe is reasonable in relation to CompuCom’s current fair value. CompuCom is available for immediate sale in its present condition and any sale is expected to be subject to customary regulatory approvals. Based on these considerations, and management’s experience and ability to complete similar transactions in the past, management believes the sale is probable and expects to complete it within one year from June 29, 2021. However, there can be no assurances regarding the ultimate timing of the planned disposition of CompuCom or that such disposition will be completed. The CompuCom disposal group has met the accounting criteria to be classified as held for sale as of the third quarter of 2021 and is presented as such in the Condensed Consolidated Financial Statements herein. The planned disposition of CompuCom represents a strategic shift that will have a major impact on our operations and financial results. Accordingly, the operating results and cash flows of the CompuCom Division are classified as discontinued operations for all periods presented. Refer to Note 13. “Discontinued Operations” in Notes to Condensed Consolidated Financial Statements for additional information.

COVID-19 UPDATE

The COVID-19 pandemic continued to have significant adverse impacts on the national and global economy during the third quarter of 2021. From the beginning of the COVID-19 pandemic, we have remained committed to making the health and wellness of our employees and customers a priority. Based upon the guidance of the U.S. Centers for Disease Control (“CDC”) and local health authorities, we maintain appropriate measures to help reduce the spread of infection to our employees and customers, including increased frequency of cleaning and sanitizing in our facilities. While we have reopened our corporate headquarters, certain employees who are able to, continue to work from home. We continue to have employees in our retail stores, customer support and distribution centers working on-site at our facilities, as well as technicians and field support on-site at customer locations. Employee business travel remains limited to only essential business needs. Early in the first quarter of 2021, the U.S. Food and Drug Administration approved certain vaccines effective against COVID-19 for administering to the population and, as of the end of June 2021, every individual aged 12 and over in the United States is eligible to get vaccinated. However, there is significant uncertainty as to the ability to gain adequate herd-immunity levels through vaccine programs and their resilience to future virus variants.

We continued to experience a significant decline in overall demand for our products and services during the third quarter of 2021, as a result of the disruptions experienced by our business customers from restrictions on commercial activities and social distancing measures, and we expect these demand fluctuations to continue into the fourth quarter of 2021. Although we experienced higher sales of school supplies during the third quarter of 2021 as more students returned to in person learning during the back-to-school season, this was more than offset by the decline in sales to our business customers and sales on our eCommerce platform. In response to the volatility resulting from the pandemic, we have taken measures to protect our financial position during this challenging time period, including creating contingency plans for merchandise categories that may be in high demand, adjusting our inventory levels, reducing certain occupancy costs, reducing nonessential expenses, and reducing our capital spend, among others. Our quarterly cash dividend also remains temporarily suspended.

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

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 13-week and 39-week periods ended September 25, 2021 (also referred to as the “third quarter of 2021” and “year-to-date 2021” respectively) and September 26, 2020 (also referred to as the “third quarter of 2020” and “year-to-date 2020,” respectively).

Our consolidated sales were 7% lower in the third quarter of 2021 compared to the same period of the prior year. This period-over-period decrease was primarily driven by lower sales in our Retail Division, which were negatively impacted primarily by planned closings of underperforming retail stores. The Retail Division also had lower demand in certain product categories that had higher sales in the prior year comparable quarter driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic, such as facilitating the continued remote work and virtual learning environments. These negative impacts were partially offset by an increase in sales of school supplies as more students returned to in-person learning during the back-to-school season in the third quarter of 2021, as well as an increase in other office supply products. Sales in our Business Solutions Division also contributed to the decrease in consolidated sales during the third quarter of 2021, mainly due to lower sales in our eCommerce platform and lower demand for cleaning supplies and personal protective equipment.

Our consolidated sales were 5% lower year-to-date 2021 compared to the same period of the prior year. This period-over-period decrease was primarily driven by lower sales in our Retail Division and Business Solution Division, which decreased 8% and 3%, respectively, year-to-date 2021 as compared to the same period in the prior year. The decrease in sales of our Retail Division was primarily due to planned store closures and lower sales of services in existing locations due to reduced customer traffic, which we started experiencing since the second quarter of 2020 due to COVID-19 related restrictions imposed by state and local governments. The decrease in our Business Solutions Division primarily related to the continued impact of disruptions to the operations of certain enterprise customers as a result of COVID-19 since the second quarter of 2020.

Sales	Third Quarter			Year-to-Date
(In millions)	2021	2020	Change	2021	2020	Change
Business Solutions Division	$1,171	$1,197	(2)%	$3,445	$3,554	(3)%
Retail Division	999	1,147	(13)%	2,952	3,216	(8)%
Other	9	3	200%	26	17	53%
Total	$2,179	$2,347	(7)%	$6,423	$6,787	(5)%

Product sales in the third quarter of 2021 decreased 8% from the comparative prior year period, primarily driven by a decline in product sales in our Retail Division, due to the impact of planned store closures and lower sales of certain product categories that were in higher demand during the comparable prior year quarter, driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic. These declines were partially offset by higher sales of school supplies in our Retail Division. Product sales in our Business Solutions Division also declined, mainly as a result of lower sales of cleaning supplies and personal protective equipment, and lower sales in our eCommerce platform. These declines were partially offset by higher product sales in the majority of product categories, reflecting the partial recovery from the disruptions to the operations of certain enterprise customers and the transition to a work-from-home environment in an effort to prevent and reduce the spread of COVID-19 during the second quarter of 2020. Product sales year-to-date 2021 decreased 6% from the comparative prior year period in our Retail Division and Business Solutions Division, driven by the continued impact of the disruptions from COVID-19, which we started to experience in the second quarter of 2020, and the impact of planned store closures. Our product sales could be impacted in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending, the demand for our products and services and the availability of supply. Specifically, we experienced supply constraints in some of our larger product categories such as ink and technology products in both our Retail Division and Business Solutions Division, and we may continue to face delays or difficulty sourcing these products.

Sales of services in the third quarter of 2021 increased 3% from the comparative prior year period, primarily driven by an increase in sales of our copy and print services in both our Retail Division and Business Solutions Division, due to recovering demand from the impacts of COVID-19, which included disruptions to the operations of our business customers and schools continuing to conduct virtual learning. Sales of services year-to-date 2021 decreased 3% from the comparative prior year period, primarily due to the continued impact of COVID-19 related disruptions on sales of our copy and print services in our Retail Division. On a consolidated basis, services represented approximately 9% and 8% of our total sales in the third quarter and year-to-date 2021, respectively, which was consistent with the third quarter and year-to-date 2020 during which services represented 8% of our consolidated sales.

Sales	Third Quarter			Year-to-Date
(In millions)	2021	2020	Change	2021	2020	Change
Products	$1,993	$2,166	(8)%	$5,890	$6,238	(6)%
Services	186	181	3%	533	549	(3)%
Total	$2,179	$2,347	(7)%	$6,423	$6,787	(5)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•

Total gross profit decreased by $43 million or 8% in the third quarter of 2021 when compared to the same period in 2020. The decrease in gross profit was largely driven by the flow through impact of lower sales in our Retail Division, which consisted of $37 million of the decrease in gross profit, and was partially offset by lower operating lease costs due to store closures and improved product margin. The remaining decrease was primarily related to the flow through impact of lower sales in the Business Solutions Division. Total gross profit decreased by $70 million or 5% year-to-date 2021 when compared to the same period in 2020. The decrease in gross profit was largely driven by the flow through impact of lower sales in our Retail Division and Business Solutions Division, which consisted of $46 million and $24 million, respectively, of the decrease in gross profit year-to-date 2021. These reductions were partially offset by acquisitions within our Business Solutions Division.

•

Total gross margin for the third quarter and year-to-date 2021 was 23% and 22%, respectively, which were consistent with the gross margins in the comparative prior year periods. While we incurred incremental costs related to trade tariffs on inventory we purchase from suppliers in China, certain actions, including changes to our contracting model, alternative sourcing strategies, and selective price increase pass-through efforts mitigated much of the impact of such trade tariffs to our results of operations.

•

Total selling, general and administrative expenses decreased by $29 million or 7% in the third quarter of 2021 when compared to the same period in 2020. The decrease was primarily due to a reduction in payroll and incentives and cost saving initiatives described below. Selling, general and administrative expenses as a percentage of total sales was flat in the third quarter of 2021 as compared to the prior period. Total selling, general and administrative expenses decreased by $78 million or 6% year-to-date 2021 when compared to the same period in 2020. The decrease was the result of store closures in our Retail Division and certain strategic initiatives, including the Maximize B2B Restructuring Plan, aimed to generate savings through optimizing our retail footprint, removing costs that directly support the Retail Division and additional measures to implement a company-wide low-cost business model reducing our spend on payroll and payroll-related costs and other discretionary expenses such as professional fees, contingent labor, travel and marketing. The decrease in total selling, general, and administrative expenses year-to-date 2021 was partially offset by increases in expenses associated with the expansion of our distribution network through acquisitions within our Business Solutions Division. Selling, general and administrative expenses as a percentage of total sales was flat year-to-date 2021 as compared to the prior period.

•

We recorded $5 million and $18 million of asset impairment charges in the third quarter and year-to-date 2021, respectively, which included $4 million and $15 million related to the impairment of operating lease ROU assets associated with our retail store locations. The remaining asset impairment charges related to fixed assets. We recorded $10 million and $175 million of asset impairment charges in the third quarter and year-to-date 2020, respectively, which included $115 million related to goodwill in our Contract reporting unit year-to-date 2020. We also recorded $7 million and $42 million of asset impairment charges in the third quarter and year-to-date 2020, respectively, related to impairment of operating lease ROU assets associated with our retail store locations, with the remainder primarily relating to impairment of fixed assets and a cost method investment. Refer to Note 11. “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements for additional information.

•

We recorded $13 million and $37 million of merger, restructuring and other operating expenses, net in the third quarter and year-to-date 2021, respectively, compared to $24 million and $89 million in the third quarter and year-to-date 2020, respectively. Merger, restructuring and other operating expenses in the third quarter and year-to-date 2021 included $10 million and $24 million, respectively, of third-party professional fees associated with the planned Separation of our consumer business and USR Parent, Inc. Proposals. Also included in merger, restructuring and other operating expenses were $4 million and $13 million of costs associated with restructuring activities in the third quarter and year-to-date 2021, respectively. We did not record any transaction and integration costs in the third quarter and year-to-date 2021. The $1 million income in the third quarter of 2021 represents the impact of earnout adjustments on acquisitions made in prior periods. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Condensed Consolidated Financial Statements for additional information.

•

In year-to-date 2021, we recognized a large tax windfall associated with stock-based compensation awards and recognized tax benefits due to an agreement reached with the IRS related to a prior tax position. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate to differ from the statutory rate of 21%. Our effective tax rates in the prior period varied primarily due to the impact of goodwill impairments, state taxes, excess tax deficiencies associated with stock-based compensation awards and certain nondeductible items, and the mix of income and losses across U.S. and non-U.S. jurisdictions. Refer to Note 6. “Income Taxes” in Notes to Condensed Consolidated Financial Statements for additional information.

•

Diluted earnings per share from continuing operations was $1.33 in the third quarter of 2021 compared to $0.63 in the third quarter of 2020. Diluted earnings per share from continuing operations was $2.79 year-to-date 2021 compared to loss per share of $(1.78) year-to-date 2020.

•

Diluted earnings per share from discontinued operations was $0.52 in the third quarter of 2021 compared to $0.41 in the third quarter of 2020. Diluted loss per share from continuing operations was $(1.60) year-to-date 2021 compared to loss per share of $(4.62) year-to-date 2020.

•

Net diluted earnings per share was $1.85 in the third quarter of 2021 compared to $1.04 in the third quarter of 2020. Net diluted earnings per share from continuing operations was $1.19 year-to-date 2021 compared to loss per share of $(6.40) year-to-date 2020.

•

In the first quarter of 2020, we paid a quarterly cash dividend on our common stock in the amount of $0.25 per share, resulting in total cash payments of $13 million. In May 2020, in order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, our Board of Directors suspended our quarterly cash dividend. Our quarterly cash dividend continues to be temporarily suspended. In May 2021, our Board of Directors approved a new stock repurchase program of up to $300 million, available through June 30, 2022, which replaced our then existing $200 million stock repurchase program. Under our new stock repurchase program, we bought back 2 million and 3 million shares of our common stock in the third quarter and year-to-date 2021, respectively, returning $76 million and $122 million to our shareholders, respectively. Subsequent to the end of the third quarter of 2021 and through October 27, 2021, we bought back 567 thousand shares of our common stock at a cost of $24 million. We bought back 1 million shares of our common stock year-to-date 2020 under our then-existing stock repurchase program, returning $30 million to our shareholders. We did not repurchase any shares of our common stock in the third quarter of 2020.

•

At September 25, 2021, we had $753 million in cash and cash equivalents and $953 million of available credit under the Third Amended Credit Agreement, for a total liquidity of approximately $1.7 billion. Cash provided by operating activities of continuing operations was $256 million year-to-date 2021 compared to $410 million in the comparable prior year period. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

BUSINESS SOLUTIONS DIVISION

	Third Quarter		Year-to-Date
(In millions)	2021	2020	2021	2020
Products	$1,094	$1,127	$3,230	$3,338
Services	77	70	215	216
Total Sales	$1,171	$1,197	$3,445	$3,554
% change	(2)%	(11)%	(3)%	(12)%
Division operating income	$41	$45	$89	$98
% of sales	4%	4%	3%	3%

Product sales in our Business Solutions Division decreased 3% in the third quarter of 2021 compared to the corresponding period in 2020. During the third quarter of 2021, our Business Solutions Division experienced higher demand across the majority of our product categories, especially in product categories such as furniture, technology, paper, toner, breakroom, school and office supplies as our business-to-business customers, including those in the education sector, continue to recover from the disruptions to their operations as a result of the impacts of the COVID-19 pandemic. The higher demand from our business-to-business customers, which resulted in an increase of $45 million in sales during the third quarter of 2021, was more than offset by decreased sales of personal protective equipment and cleaning supplies and lower sales in our eCommerce platform, although they were not material drivers of our results for the third quarter of 2021. The impact of acquisitions, while positive, was also not material to the third quarter of 2021.

Product sales in our Business Solutions Division decreased 3% year-to-date 2021 compared to the corresponding period in 2020. Year-to-date 2021, we experienced higher demand from our business-to-business customers in our Business Solutions Division across certain product categories such as furniture, technology and office supplies, as our business-to-business customers, including those in the education sector, continue to recover from the disruptions to their operations as a result of the impacts of the COVID-19 pandemic. The higher demand from our business-to-business customers, which resulted in an increase of $49 million in sales year-to-date 2021, was more than offset by $149 million lower sales of personal protective equipment and cleaning supplies, as well as lower sales in our eCommerce platform, although it was not a material driver of our results year-to-date 2021. The impact of acquisitions, while positive, was also not material year-to-date 2021.

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

Sales of services in our Business Solutions Division increased 10% in the third quarter of 2021 compared to the prior period. The increase was primarily due to higher demand from our business-to-business customers for our managed print and fulfillment services and copy and print services. Sales of services in our Business Solutions Division was flat year-to-date 2021 compared to the prior period. We experienced higher demand for our copy and print and technology services, which were fully offset by lower demand from our business-to-business customers for our managed print and fulfillment services year-to-date 2021 and lower subscription volume.

The impacts of the COVID-19 outbreak on the future quarters of 2021 and the magnitude by which sales of products and services of our Business Solutions Division will be affected will depend heavily on the duration of the pandemic, impact and speed of vaccination distributions, as well as the substance and pace of macroeconomic recovery. However, as discussed above, the impact has been material to the results of the Business Solutions Division in the third quarter and year-to-date 2021 and could continue into the fourth quarter of 2021 and beyond.

Our Business Solutions Division operating income was $41 million in the third quarter of 2021 compared to $45 million in the third quarter of 2020, a decrease of 9% period-over-period. As a percentage of sales, operating income was flat. The decrease in operating income in the third quarter of 2021 was primarily related to the flow through impact of lower sales volume. Gross margin, as well as selling, general and administrative expenses as a percentage of sales were flat compared to the prior year period. Our Business Solutions Division operating income was $89 million year-to-date 2021 compared to $98 million year-to-date 2020, a decrease of 9% period-over-period, which was mainly related to the flow through impact of lower sales volume. As a percentage of sales, operating income was flat between both periods. Our gross margin and selling, general and administrative expenses as a percentage of sales were also flat between both periods.

RETAIL DIVISION

	Third Quarter		Year-to-Date
(In millions)	2021	2020	2021	2020
Products	$892	$1,037	$2,638	$2,884
Services	107	110	314	332
Total Sales	$999	$1,147	$2,952	$3,216
% change	(13)%	(3)%	(8)%	(4)%
Division operating income	$107	$119	$252	$224
% of sales	11%	10%	9%	7%

Product sales in our Retail Division decreased 14% and 9% in the third quarter and year-to-date 2021, respectively, compared to the corresponding periods in 2020. Product sales were negatively impacted in the third quarter of 2021, primarily by planned closings of underperforming retail stores and lower demand in product categories such as furniture, technology products and personal protective equipment. These categories had experienced higher demand in the prior year comparable quarter, which was driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic, and included facilitating the continued remote work and virtual learning environments. As vaccination rates have increased during since early in 2021 and the effects of the COVID-19 pandemic have begun to recede, more of our customers are transitioning into on-site work and in-person learning, and the demand for these categories has declined. These negative impacts on our product sales during the third quarter of 2021 were partially offset by $29 million of increased sales in other categories, primarily office and school supplies. Year-to-date 2021, product sales were negatively impacted primarily due to planned closings of underperforming retail stores. This was partially offset by $31 million of increased sales in office and school supplies.

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

Product sales were also negatively impacted during the quarter by the decrease in the volume of transactions where our customers buy online for pick up in our stores (“BOPIS”). BOPIS transactions are included in our Retail Division results because they are fulfilled with retail store inventory and serviced by our retail store associates. Our BOPIS sales have decreased 9% in both the third quarter and year-to-date 2021, respectively, from the corresponding periods of 2020. The decrease is driven by the corresponding periods in 2020 having significant BOPIS sales due to an increase in online orders when the pandemic began. Our BOPIS sales have increased 68% and 70% in the third quarter and year-to-date 2021, respectively, when compared to the corresponding periods of 2019 prior to the impact of the pandemic.

Our business is considered to be essential by most local jurisdictions, and as a result, the substantial majority of our retail locations have remained open and operational with the appropriate safety measures in place during the COVID-19 pandemic, including a curbside pickup option. Since late in the first quarter of 2020, we have temporarily reduced our retail location hours by two hours daily, which continues to be in effect at the majority of our retail locations. We believe sales in our Retail Division may continue to be adversely impacted in the fourth quarter of 2021 and potentially longer. As there is uncertainty in the extent and duration of the impacts of the pandemic, we are unable to estimate the full impact at this time.

Sales of services in our Retail Division decreased 3% and 5% in the third quarter and year-to-date 2021 compared to the corresponding periods in 2020, primarily due to a decline in our product subscription sales and technology services, partially offset by higher demand for our copy and print services. Due to COVID-19, our copy and print services and subscription volume was negatively impacted by a reduction in demand due to disruptions to the operations of our business customers, as well as the transition of a significant portion of our customers to a remote work and virtual learning environment. As discussed above, more of our customers are transitioning to on-site work and in-person learning as the impacts of COVID-19 have begun to recede, which has increased the demand for our copy and print services.

We have historically reported our comparable store sales, which relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes, natural disasters or epidemics/pandemics, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods, but may differ from measures used by other companies. Due to the reduction in our retail location hours due to COVID-19 during late in the first quarter of 2020, and the variability in COVID-19 related restrictions imposed by state and local governments such as occupancy levels and business regulations that can affect demand for our in-store products and services, comparable store sales are not a meaningful metric for the third quarter of 2021, and therefore is not provided.

The Retail Division operating income decreased 10% in the third quarter of 2021 compared to the corresponding period in 2020; however, as a percentage of sales, reflects a period-over-period increase of approximately 30 basis points. The comparative decrease in operating income in the third quarter of 2021 was mostly attributable to the flow through impact of lower sales, partially offset by selling, general and administrative expenses resulting from continuous efforts to optimize costs, lower operating lease costs due to store closures and improved product margin. The Retail Division operating income increased 13% year-to-date 2021 compared to the corresponding period in 2020, which, as a percentage of sales, reflects a period-over-period increase of approximately 150 basis points. The comparative increase in operating income year-to-date 2021 was mostly attributable to lower selling, general and administrative expenses resulting from continuous efforts to optimize costs, lower operating lease costs recognized as a result of store closures, and improved product margin. These improvements have more than offset the flow-through impact of lower sales year-to-date 2021.

As of September 25, 2021, the Retail Division operated 1,084 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands compared to 1,244 stores at the end of the third quarter of 2020. Charges associated with store closures as part of a restructuring plan are reported as appropriate in Asset impairments and Merger, restructuring and other operating expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail stores and distribution center assets, and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to the “Corporate” section below for additional information of expenses incurred to date.

OTHER

Certain operations previously included in the former International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are presented as Other. These operations primarily relate to the sale of products to former joint venture partners, and are not material in any period. The operating results of BuyerQuest are not significant in the third quarter or year-to-date 2021 and are included in Other since its acquisition on January 29, 2021.

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

Asset impairments

We recognized asset impairment charges of $5 million and $18 million in the third quarter and year-to-date 2021, respectively, related to our continuing operations. These charges included $4 million and $15 million, respectively, related to impairment of operating lease ROU assets associated with our retail store locations, and the remainder was related to impairment of fixed assets. We recognized asset impairment charges of $10 million and $175 million in the third quarter and year-to-date 2020, respectively, related to our continuing operations. Of the asset impairment charges in the third quarter of 2020, $7 million was related to impairment of operating lease ROU assets associated with our retail store locations, and the remainder was related to impairment of fixed assets. Of the asset impairment charges year-to-date 2020, $115 million was related to impairment of goodwill in our Contract reporting unit, $42 million was related to impairment of operating lease ROU assets associated with our retail store locations, and the remainder was related to impairment of fixed assets and a cost method investment.

In addition to the impairment charges related to our continuing operations, we also recognized $114 million and $248 million year-to-date 2021 and 2020, respectively, related to impairment charges on goodwill and indefinite-lived intangible assets of our CompuCom division. These charges are presented as part of discontinued operations.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In the third quarter and year-to-date 2021, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our restructuring programs, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value. Our retail store assets recoverability analyses in the third quarter of 2021 also included the impact of the COVID-19 pandemic on the operations of our retail stores as described in the “Retail Division” section. As discussed above, there is uncertainty regarding the impact of the COVID-19 pandemic on the results of our operations in the fourth quarter of 2021 and beyond, which could result in future impairments of store assets if deemed unrecoverable.

We are monitoring the performance of our Contract reporting unit, which is a component of our Business Solutions Division segment. The operating performance and future outlook for the Contract reporting unit are in line with our revised forecasts used in determining the fair value estimates in the most recent quantitative annual impairment assessment, which it passed by a 12% margin. Accordingly, there are no impairment indicators identified for this reporting unit as of September 25, 2021. We also did not identify indicators of impairment related to our other reporting units, which mainly serve consumers through our retail stores and eCommerce platform and have been performing in accordance with our forecasts. We will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of our reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in additional goodwill impairment charges. Further, while we are currently in a strong liquidity and capital position, a significant deterioration may have a material impact on our liquidity and capital in future periods.

Merger, restructuring and other operating expenses, net

Since 2017, we have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger, restructuring and other operating expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income. Merger, restructuring and other operating expenses, net were $13 million and $37 million in the third quarter and year-to-date 2021, respectively, compared to $24 million and $89 million in the third quarter and year-to-date 2020, respectively.

Maximize B2B Restructuring Plan

In May 2020, our Board of Directors approved a restructuring plan to realign our operational focus to support our “business-to-business” solutions and IT services business units and improve costs (the “Maximize B2B Restructuring Plan”). Implementation of the Maximize B2B Restructuring Plan is expected to be substantially completed by the end of 2023. The Maximize B2B Restructuring Plan aims to generate savings through optimizing our retail footprint, removing costs that directly support our Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of our business-to-business platform. The plan is broader than restructuring programs we have implemented in the past and includes closing and/or consolidating retail stores and distribution facilities and the reduction of up to 13,100 employee positions by the end of 2023. We are evaluating the number and timing of retail store and distribution facility closures and/or consolidations. However, we generally expect that closures will approximate the store’s lease termination date. We closed 6 and 67 retail stores under the Maximize B2B Restructuring Plan during the third quarter and year-to-date 2021, respectively. We had closed 70 retail stores and two distribution facilities in 2020 under the Maximize B2B Restructuring Plan. We anticipate that additional retail stores will be closed in 2021. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $115 million, comprised of:

(a)	severance costs of approximately $53 million;
(b)	facility closure costs of approximately $34 million, which are mainly related to retail stores; and
(c)	other costs, including contract termination costs, to facilitate the execution of the Maximize B2B Restructuring Plan of approximately $28 million.

The total costs of up to $115 million above are less than our estimate of total costs for this restructuring plan when it had commenced, mainly as a result of the reduction in the number of expected retail store and distribution facility closures based upon the Company’s most recent evaluation of economic factors that influence expected store closures. There could be further fluctuations in the estimate of total expected costs in the future and timing of such costs as a result of an assessment of general market conditions and changes in our business strategy, including the planned Separation described in Recent Developments above. In addition, the reduction of employee positions may also be impacted as a result of fewer retail store closures and the changes in our business strategy. The $115 million of total costs are expected to be incurred as cash expenditures through 2023 and funded primarily with cash on hand and cash from operations. We incurred $94 million in restructuring expenses to implement the Maximize B2B Restructuring Plan since its inception in 2020 and through year-to-date 2021, of which $46 million were cash expenditures. Of these amounts, $6 million of restructuring expenses and $2 million of cash expenditures were related to CompuCom which is now presented in discontinued operations. As part of the optimization of our Retail footprint, potential closure prior to lease terms were considered. However, it is generally expected that closures would approximate their lease termination dates. Changes in future economic conditions and events may influence the decisions made which would not be a part of this plan. If stores are determined to be closed before the end of their lease term and the fair values of their assets are not sufficient to cover their carrying amounts, we may also incur non-cash asset impairment charges related to the operating lease ROU assets and fixed assets at these locations. The timing and amount of these future impairments will be dependent upon the decisions that will be made and whether the closures or disposals occur prior to the lease maturity dates or useful lives of the assets involved. Impairment charges on these assets, if any, will be reflected on the Asset impairments line item of our Condensed Consolidated Statements of Operations.

In the third quarter of 2021, we incurred $4 million, net, in restructuring expenses associated with the Maximize B2B Restructuring Plan, which consisted of $5 million in of facility closure, contract termination and other costs, partially offset by $1 million in reversal of employee severance accruals due to changes in estimates. Year-to-date 2021, we incurred $13 million in restructuring expenses associated with the Maximize B2B Restructuring Plan, which consisted of $1 million in third-party professional fees, $15 million of facility closure, contract termination and other costs, partially offset by $2 million in reversal of employee severance accruals due to changes in estimates and a $1 million gain on sale of retail store assets. The facility closure costs were mainly related to retail store closure accruals and accelerated depreciation. Of these amounts, $2 million and $17 million were cash expenditures in the third quarter and year-to-date 2021, respectively.

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

During the second quarter of 2021, we received a third proposal from USR Parent, Inc. to acquire our consumer facing business, including our retail stores, and USR Parent, Inc. reiterated its intention to commence a tender offer if negotiations for an alternative transaction are not successful. Our Board of Directors is carefully reviewing this proposal with the assistance of its financial and legal advisors to determine the course of action that it believes is in the best interests of the Company and its shareholders. We incurred $1 million and $4 million in third-party professional fees related to the evaluation of USR Parent, Inc.’s proposals in the third quarter and year-to-date 2021, respectively, including expenses incurred in connection with a CID from the FTC, which is conducting an investigation of USR Parent, Inc.’s proposals.

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

Planned Separation of Consumer Business

In May 2021, our Board of Directors unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies. Refer to Recent Developments above for further information. We expect to incur significant costs in connection with the planned Separation, which are expected to relate primarily to third-party professional fees, retention payments to certain employees, and other costs directly related to the Separation. We incurred $9 million and $20 million, respectively, in third-party professional fees associated with the planned Separation in the third quarter and year-to-date 2021 and expect to continue to incur additional Separation costs in the remainder of 2021 and in 2022 until the Separation is completed. We currently estimate that such additional Separation costs will exceed $100 million, although such estimate is subject to a number of assumptions and uncertainties.

Other

In the third quarter of 2021 we had $1 million of transaction and integration income, related to earnout adjustments on acquisitions made in prior periods. We did not incur any transaction and integration costs year-to-date 2021. We did not incur any transaction and integration expenses in the third quarter of 2020, and incurred $5 million year-to-date 2020 related to legal, accounting, and other third-party expenses incurred in connection with acquisitions and business integration activities.

Included in restructuring expense in the third quarter and year-to-date 2020 were $6 million and $19 million, respectively, of costs incurred in connection with the Business Acceleration Program. These costs included third-party professional fees, retail and facility closure costs and other costs. The Business Acceleration Program was announced in 2019 and largely concluded at the end of 2020.

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

Unallocated expenses were $26 million and $82 million in the third quarter and year-to-date 2021, respectively, and $28 million and $74 million in the third quarter and year-to-date 2020, respectively. The decrease in the third quarter of 2021 compared to the prior year period was primarily due to $10 million related to executive incentive pay adjustments and lower legal expenses, partially offset by $8 million increase in connection with our development efforts in evolving our digital procurement platform as described in the “Strategic Transformation” section. The increase year-to-date 2021 compared to the prior year period was primarily due to our development efforts in evolving our digital procurement platform.

Other Income and Expense

	Third Quarter		Year-to-Date
(In millions)	2021	2020	2021	2020
Interest income	$—	$—	$—	$3
Interest expense	(7)	(6)	(20)	(34)
Loss on extinguishment and modification of debt	—	—	—	(12)
Other income, net	3	2	19	5

In April 2020, we entered into the Third Amended Credit Agreement which provided for an aggregate principal amount of up to $1.3 billion asset-based revolving credit facility and asset-based FILO Term Loan Facility, maturing in April 2025. We recorded $1 million and $3 million of interest expense in the third quarter and year-to-date 2021, respectively, and $2 million and $5 million in the third quarter and year-to-date 2020 related to the Third Amended Credit Agreement. We recorded $10 million of interest expense year-to-date 2020 related to the now terminated Term Loan Credit Agreement. We recognized $12 million of loss from extinguishment and modification of debt related to the now terminated Term Loan Credit Agreement year-to-date 2020, which primarily included the write-off of the remaining unamortized original issue discount and debt issuance costs of the Term Loan Credit Agreement. Refer to Note 8. “Debt” in Notes to Condensed Consolidated Financial Statements for additional information. We also recorded interest expense related to our finance lease obligations and revenue bonds in all periods presented.

We recorded $7 million of other income, net related to the release of certain liabilities of our former European Business year-to-date 2021.

Income Taxes

During 2021 and 2020, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to limited international operations and improved operating results. Our effective tax rates were 27% and 23% for the third quarter and year-to-date 2021, respectively, and 65% and (81)% for the third quarter and year-to-date 2020, respectively. Year-to-date 2021, our effective tax rate was primarily impacted by the recognition of a large tax windfall associated with stock-based compensation awards and recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate to differ from the statutory rate of 21%. Our effective tax rates in the prior period has varied considerably primarily due to the impact of goodwill impairment, state taxes, excess tax deficiencies associated with stock-based compensation awards and certain non-deductible items, and the mix of income and losses across U.S. and non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

We continue to have a U.S. valuation allowance for certain U.S. federal credits and state tax attributes, which relates to deferred tax assets that require certain types of income or for income to be earned in certain jurisdictions in order to be realized. We will continue to assess the realizability of our deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections could impact this evaluation in future periods. Upon the sale of CompuCom, we anticipate recognizing a large capital loss. A portion of this loss is available to be carried back to several jurisdictions, primarily the U.S. federal income tax. The estimated tax benefits of these carry back claims are reflected in the discontinued operations taxes. It is anticipated that any excess capital loss will be offset by a valuation allowance until sufficient capital gain is generated to be utilized

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local income tax examinations for years prior to 2019 and 2014, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal income tax examination, and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years prior to 2013. Our U.S. federal income tax return for 2020 is currently under review. Generally, we are subject to routine examination for years 2013 and forward in our international tax jurisdictions.

It is anticipated that $1 million of tax positions will be resolved within the next 12 months. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made at this time.

Discontinued Operations

Refer to Note 13. “Discontinued Operations” in Notes to Condensed Consolidated Financial Statements for information regarding the CompuCom Division which is accounted for as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At September 25, 2021 and December 26, 2020, we had $753 million and $729 million in cash and cash equivalents, respectively, and $953 million and $934 million of available credit under the Third Amended Credit Agreement (as defined in Note 8. “Debt” in Notes to Condensed Consolidated Financial Statements), respectively, for a total liquidity of approximately $1.7 billion at the end of both periods. Despite the weaker global economic conditions and the uncertainties related to the impacts of the COVID-19 pandemic, we currently believe that as a result of our strong financial position, including our cash and cash equivalents on hand, availability of funds under the Third Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, the planned Separation of our consumer business, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. From time to time, we may prepay outstanding debt and/or restructure or refinance debt obligations. As the impact of the COVID-19 pandemic on the global and national economies and our operations evolve, we will continue to assess our liquidity needs.

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

There were no revolving loans outstanding, $100 million of outstanding FILO Term Loan Facility loans, and $49 million of outstanding standby letters of credit under the Third Amended Credit Agreement at the end of the third quarter of 2021, and we were in compliance with all applicable covenants at September 25, 2021.

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

Also, we announced a plan to pursue a separation of the Company into two independent, publicly traded companies, expected to be structured as a tax-free spin-off of our consumer business. We expect to incur significant costs in connection with the planned Separation, which we currently estimate to exceed $100 million, although such estimate is subject to a number of assumptions and uncertainties. The Separation is intended to be completed in the middle of 2022, subject to customary conditions as disclosed herein. Refer to Recent Developments above for further information. There can be no assurances regarding the ultimate timing of the Separation or that the transaction will be completed.

Capital Expenditures

We estimate capital expenditures in 2021 to be up to approximately $73 million, which includes investments to support our business priorities. These expenditures will be funded through available cash on hand and operating cash flows.

Capital Return Programs – Share Repurchases and Dividends

In May 2021, our Board of Directors approved a new stock repurchase program of up to $300 million, available through June 30, 2022, which replaced the Company’s then existing $200 million stock repurchase program. The new authorization may be suspended or discontinued at any time. Under the new repurchase program, we repurchased 2 million and 3 million shares of our common stock at a cost of $76 million and $122 million in the third quarter and year-to-date 2021, respectively. As of September 25, 2021, $178 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of the third quarter of 2021 and through October 27, 2021, we repurchased 567 thousand shares of our common stock at a cost of $24 million.

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

In May 2020, in order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, our Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of fiscal 2020. There was no quarterly cash dividend declared and paid in the third quarter and year-to-date 2021, and our quarterly cash dividend remains temporarily suspended. Prior to its temporary suspension, dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

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

CASH FLOWS

Continuing Operations

Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows:

	Year-to-Date
(In millions)	2021	2020
Operating activities of continuing operations	$256	$410
Investing activities of continuing operations	(51)	751
Financing activities of continuing operations	(168)	(1,188)

Operating Activities from Continuing Operations

Year-to-date 2021, cash provided by operating activities from continuing operations was $256 million, compared to $410 million during the corresponding period in 2020. This decrease in cash flows from operating activities was primarily driven by $200 million more cash outflows from working capital and $6 million less usage of deferred tax assets against current obligations, partially offset by $52 million more net income after adjusting for non-cash charges. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. Year-to-date 2021, the primary driver for higher working capital usage was due to $188 million less cash inflows due to changes in our receivables and $48 million more cash outflows due to changes in our trade payables and other liabilities, offset by $51 million increase in cash inflows from our inventories. The remaining cash outflow of $15 million is related changes in various other asset balances. The change in our receivables is due to the impact of the COVID-19 pandemic on the sales of our Business Solutions Division in the prior year period, as well as the recovery we are observing in the third quarter of 2021. The change in our payables is reflective of the timing of payments, as well as lower purchase activity. The change in inventories is mainly attributable to the sale of inventory on hand, especially related to cleaning supplies and personal protective equipment, as well as lower purchase activity.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash used in investing activities from continuing operations was $51 million year-to-date 2021, compared to cash provided by investing activities of $751 million year-to-date 2020. The cash outflow in year-to-date 2021 was driven by $29 million in business acquisitions, net of cash acquired, and $47 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities. These outflows were partially offset by the cash proceeds from our company-owned life insurance policies of $21 million and proceeds from sale of assets of $4 million. The cash inflow year-to-date 2020 was driven by the cash proceeds from the collection of the Timber notes receivable of $818 million, which was partially offset by $28 million in business acquisitions, net of cash acquired, and $49 million in capital expenditures. These outflows were partially offset by the cash proceeds from our company-owned life insurance policies of $9 million and proceeds from sale of assets of $1 million.

Financing Activities

Cash used in financing activities from continuing operations was $168 million year-to-date 2021, compared to $1,188 million year-to-date 2020. The cash outflow in year-to-date 2021 primarily consisted of $20 million of net payments on long- and short-term borrowings activity related to our debt, $122 million in repurchases of common stock, including commissions, and $25 million share purchases for taxes, net of proceeds, for employee share-based transactions. Cash used year-to-date 2020 primarily consisted of $735 million in Non-recourse debt retirement, $388 million Term Loan Credit Agreement retirement, $64 million on borrowings associated with our company-owned life insurance policies, $337 million in repayments on long and short-term borrowings, $9 million revenue bond maturity, and $6 million in debt related fees, offset by $400 million of debt proceeds under the Third Amended Credit Agreement. We also used $13 million in payment of cash dividends and $30 million in repurchases of common stock, including commissions year-to-date 2020.

Discontinued Operations

Cash provided by (used in) operating, investing and financing activities from discontinued operations is summarized as follows:

	Year-to-Date
(In millions)	2021	2020
Operating activities of discontinued operations	$(10)	$79
Investing activities of discontinued operations	(3)	(5)
Financing activities of discontinued operations	—	—

Cash used in operating activities from discontinued operations was $10 million year-to-date 2021, compared to cash provided by operating activities of $79 million year-to-date 2020. The change in operating cash flows of discontinued operations in the comparative periods was primarily driven by more cash outflows from working capital in discontinued operations year-to-date 2021.

Cash used in investing activities from discontinued operations was $3 million year-to-date 2021, compared to $5 million year-to-date 2020. The change in investing cash flows of discontinued operations in the comparative periods reflects the reduction in capital expenditures in discontinued operations.

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

OTHER INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 25, 2021, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2020 Form 10-K.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that, as of September 25, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 25, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” within Other Key Information in our 2020 Form 10-K and the discussion of “Risk Factors” within Other Information in our Quarterly Report on Form 10-Q filed on August 4, 2021.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased 2 million shares of our common stock at a cost of $76 million in the third quarter of 2021. At September 25, 2021, $178 million remained available for additional repurchases under the current stock repurchase program. Subsequent to the end of the third quarter of 2021 and through October 27, 2021, we repurchased 567 thousand shares of our common stock at a cost of $24 million.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number	Average	Part of a Publicly	Purchased Under
	of Shares	Price Paid	Announced Plan or	the Repurchase
	Purchased	per Share	Program	Programs (b)
Period	(In thousands)	(a)	(In thousands)	(In millions)
June 27, 2021 — July 24, 2021	423	$46.82	423	$235
July 25, 2021 — August 21, 2021	434	$45.97	434	$215
August 22, 2021 — September 25, 2021	832	$44.05	832	$178
Total	1,689	$45.24	1,689

(a)	The average price paid per share for our common stock repurchases includes a per share commission paid.

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

In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, in May 2020, our Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of fiscal 2020. There was no quarterly cash dividend declared and paid in the third quarter and year-to-date 2021, and our quarterly cash dividend remains temporarily suspended. Prior to its temporary suspension, dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

EXHIBITS

10.1*	Executive Transition Agreement, dated as of September 28, 2021, by and between The ODP Corporation and N. David Bleisch.

31.1	Certification of Principal Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

* Management contract or compensatory plan or arrangement.

FORM 10-Q CROSS-REFERENCE INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ODP CORPORATION
(Registrant)

Date: November 3, 2021	By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2021	By:	/s/ D. ANTHONY SCAGLIONE
D. Anthony Scaglione
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: November 3, 2021	By:	/s/ RICHARD A. HAAS
Richard A. Haas
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)