Form 10-K
period 2021-12-25
ODP Corp
filed 2022-02-23
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 25, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 27, 2021 (based on the closing market price of the common stock on the Composite Tape on June 25, 2021) was approximately $2,542,594,095 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the registrant).

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At February 16, 2022, there were 48,486,904 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

Documents Incorporated by Reference:

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to The ODP Corporation’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after close of the registrant’s fiscal year covered by this Annual Report.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 25, 2021 (“Annual Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), that involve risks and uncertainties. These forward-looking statements include both historical information and other information that can be used to infer future performance. Examples of historical information include annual financial statements and the commentary on past performance contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). While certain information has specifically been identified as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is historical, all the information contained in this Annual Report should be considered to be “forward-looking statements” as referred to in the Reform Act. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue,” “may,” “will” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. Certain information in MD&A is clearly forward-looking in nature, and without limiting the generality of the preceding cautionary statements, we specifically advise you to consider all of MD&A in the light of the cautionary statements set forth herein.

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

THE COMPANY

The ODP Corporation is a holding company that, through direct and indirect subsidiaries, maintains a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 1,038 retail stores, all supported by supply chain facilities and delivery operations. Through our banner brands Office Depot®, OfficeMax® and Grand & Toy®, as well as others, we offer our customers the tools and resources they need to focus on starting, growing and running their businesses.

We were incorporated in the state of Delaware in 1986 with the name Office Depot, Inc. and opened our first retail store in Fort Lauderdale, Florida on October 9, 1986. Since then, we have become a leading provider of business services and supplies, products and digital workplace technology solutions to small, medium-sized and enterprise businesses.

In March 2020, we completed a holding company reorganization, which provided us with the flexibility to simplify our legal structure and more closely align our operating assets to their respective operating channels. We have mostly completed that realignment. The reorganization created a new holding company, The ODP Corporation, which became the new parent company of Office Depot, Inc. Our long-term strategy is to grow our B2B business, serve our customers in the new normal environment, and help to shape the future of work. As part of this strategy, we are optimizing our retail footprint to provide coverage in key areas in the U.S. which will focus on supporting the needs of our business customers as well as our consumers. In addition, we are evolving our B2B business to include a new digital procurement platform, which has been named Varis, and is focused on transforming the B2B procurement and sourcing industry. This strategy to deliver customer-focused value through our integrated B2B distribution platform is founded on three strategic pillars:

TRANSFORM	STRENGTHEN	DISRUPT
our business	our core	for our future

Develop B2B digital platform Business services growth Retail optimization	Grow B2B value proposition Low cost business model Leverage distribution assets	Expand product and service offerings Supply Chain as a service Analytics Excellence / AI

FISCAL YEAR

Our fiscal year results are based on a 52- or 53-week calendar ending on the last Saturday in December. Fiscal year 2021 had 52 weeks and ended on December 25, 2021. Fiscal year 2020 had 52 weeks and ended on December 26, 2020. Fiscal year 2019 had 52 weeks and ended on December 28, 2019. Certain subsidiaries operate on a calendar year basis; however, the reporting difference did not have a material impact on 2021 and the other periods presented.

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

HOW WE ORGANIZE OUR BUSINESS

At December 25, 2021, our operations are organized into two reportable segments (or “Divisions”): Business Solutions Division, which we also refer to as BSD, and Retail Division. During the third quarter of 2021, our Board of Directors provided their alignment with management’s commitment to a plan to sell its CompuCom Division through a single disposal group. Accordingly, that business is presented as discontinued operations in this Annual Report. The sale of CompuCom was subsequently completed on December 31, 2021. Additional information regarding our Divisions and operations in geographic areas is presented in MD&A and in Note 5. “Segment Information” in Notes to Consolidated Financial Statements located in Financial Statements and Supplemental Details of this Annual Report.

BUSINESS SOLUTIONS DIVISION

The Business Solutions Division, or BSD, is the largest component of our integrated B2B distribution platform in terms of both revenue and customers, and provides our business customers with nationally branded and private branded office supply products and services, as well as adjacency products and services in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada through a dedicated sales force, catalogs, telesales, and electronically through our Internet websites. Adjacency products primarily include cleaning and breakroom supplies, personal protective equipment, technology and furniture and our service offerings are comprised of copy and print services, product subscriptions, and managed print and fulfillment services. BSD includes the regional office supply distribution businesses we have acquired as part of our strategic transformation described within Our Strategy.

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

Our direct sales channel primarily serves small to medium-sized business customers. Direct business customers can order products through our eCommerce platform, from our catalogs, or by phone. Website functionality provides consumers the convenience of using the loyalty program and offers suggestions by product ratings, pricing, and brand, among other features. Business customer orders are fulfilled through our supply chain. See “Supply Chain” within Our Strategy for additional information on our supply chain network.

In 2021, we continued to build on several initiatives to strengthen the core of our Business Solutions Division, including the following:

•	improve our sales efficiency and value proposition with a targeted growth approach utilizing intelligence tools;
•	focus on demand-generation via a shift to digital marketing and investment in our eCommerce platform;
•	improve business customer acquisition and retention trends by realigning our sales organization;
•	drive sales in our adjacency categories by adding dedicated selling and operational resources;
•	partner with key vendors to add new products to our assortment of offerings; and
•	increase our focus on services, including growing current offerings in technology and print, and identifying new services that complement our existing product and fulfillment capabilities.

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

At the end of 2021, the Retail Division operated 1,038 retail stores. We have a broad representation across North America with the largest concentration of our retail stores in Texas, California, and Florida. Most of our retail stores are located in leased facilities that currently average over 20,000 square feet. To better serve our customers any way they choose to shop, we have a Buy Online-Pickup in Store (“BOPIS”) offering, and a 20 minute in-store or curbside pick-up guarantee for online orders placed two hours before our store closing time in all locations. We also offer same-day delivery in selected markets. Sales under these programs are serviced by store employees and fulfilled with store inventory and therefore are reported in the Retail Division results.

In 2019, we implemented the Business Acceleration Program, a company-wide, multi-year, cost reduction and business improvement program to systematically drive down costs, improve operational efficiencies, and enable future growth investments. In 2020, we implemented the Maximize B2B Restructuring Plan, a restructuring plan to realign our operational focus to support our “business-to-business” solutions and improve costs. The Maximize B2B Restructuring Plan is broader than restructuring programs we have implemented in the past and includes closing retail stores through the end of 2023. Since the implementation of the Business Acceleration Program and the Maximize B2B Restructuring plan, we have closed a total of 263 retail stores as a result of these plans. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Consolidated Financial Statements for additional information.

OUR CAPITAL

INTELLECTUAL PROPERTY

We currently operate under the brand names Office Depot®, OfficeMax® and Grand & Toy®, as well as others. We hold trademark registrations and pending applications domestically and worldwide for these operating brands as well as for a wide assortment of private branded products and services including “Office Depot,” “TUL®,” “Ativa®,” “Foray®,” “Realspace®,” “WorkPro®,” “Brenton Studio®,” “Highmark®,” “Executive Suite®,” “Juku®,”and others. We also hold issued patents and pending patent applications domestically and worldwide for certain private branded products, such as shredders, office chairs and writing instruments.

HUMAN CAPITAL MANAGEMENT

As of January 22, 2022, we had approximately 26,000 full-time and part-time employees from continuing operations as compared to 37,000 full-time and part-time employees in 2021. The year-on-year change is mainly attributable to the sale of our CompuCom Division, which was completed on December 31, 2021, as well as planned store closures and other cost cutting measures. We also utilize independent contractors and temporary personnel to supplement our workforce. Our key human capital management objectives are to attract, retain and develop talent to drive our strategy for long-term success.

Our Board of Directors provides oversight on certain human capital management matters, including through its Compensation & Talent Committee. The Compensation & Talent Committee is responsible for overseeing and providing perspective on our strategies and policies including with respect to diversity and inclusion, pay equity, recruiting, retention, training and development, and workplace environment and safety consistent with our culture, objectives and strategy. We believe in maintaining a supportive and inclusive culture that values everyone’s talents, life experiences and backgrounds. We are proud of the diversity within our Board of Directors, comprised of 33% female directors and 33% of directors who are People of Color. Our total workforce is 41% female.

Human capital development underpins our efforts to execute our strategy. We invest in our employees’ career growth and provide employees with a range of development opportunities. Due to the COVID-19 pandemic, our training and educational programs switched exclusively to virtual settings, and we swiftly pivoted to offer online courses to associates across all banners.

We have a demonstrated history of investing in our workforce through comprehensive and competitive compensation and benefits, and a focus on employee health and wellbeing.

During the COVID-19 pandemic, and based upon the guidance of the U.S. Centers for Disease Control and local health authorities, we maintain appropriate measures to help reduce the spread of infection to our employees and customers, including increased frequency of cleaning and sanitizing in our facilities. While we have reopened our corporate headquarters, certain employees who are able to work productively from home, continue to work remotely. We continue to have employees in our retail stores, customer support and distribution centers working on-site at our facilities, as well as technicians and field support on-site at customer locations. Employee business travel remains limited to only essential business needs.

OUR STRATEGY

STRATEGIC TRANSFORMATION

Since 2017, we have been undergoing a strategic business transformation to pivot ODP into an integrated B2B distribution platform, with the objective of expanding our product offerings to include value-added services for our customers and capture greater market share. As part of this transformation, we are evolving our B2B business and developing a new digital platform technology business, which has been named Varis, and aim to transform the B2B procurement and sourcing industry by filling the growing demand for a modern, trusted, digital B2B platform. In connection with our development efforts in this area, in January 2021, we acquired BuyerQuest Holdings, Inc. (“BuyerQuest”), a business services software company with an eProcurement platform. BuyerQuest’s operating results are included in our Varis segment.

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

In January 2021, our Board of Directors announced that as a result of a business review of CompuCom, management had initiated a process to explore a value-maximizing sale of our CompuCom Division. The sale of CompuCom was completed on December 31, 2021. Refer to “Recent Developments” in MD&A for additional information on this sale.

In May 2021, our Board of Directors unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies. When the plan was announced, we expected to structure it as a tax-free spin-off of our B2B related operations. Following further review, we determined that we should utilize the flexibility created by the holding company reorganization in 2020 to structure the separation as a tax-free spin-off of our consumer business, with us retaining our B2B related operations (the “Separation”), as further described below. We believe that this modified approach will be more efficient considering that it is expected that the majority of the Company’s current management team and Directors will remain with the B2B business which will continue to be owned by “The ODP Corporation.” In December 2021, our Board of Directors received a non-binding proposal from a third party other than USR Parent, Inc. to acquire our consumer business. The terms of that proposal are confidential. Our Board of Directors is carefully reviewing the proposals received to determine the course of action that it believes is in the best interests of the Company and its shareholders. As a result, we have determined to delay further work on the separation in order to avoid incurring potentially unnecessary separation costs while we focus on a potential sale of the consumer business. Refer to “Recent Developments” in MD&A for additional information on the progress of the Separation and Alternative Transaction for the Consumer Business.

SUPPLY CHAIN

We operate a network of distribution centers (“DCs”) and crossdock facilities across the United States, Puerto Rico and Canada. Our DCs fulfill customer orders, while crossdocks are smaller flow-through facilities where merchandise is sorted for distribution and shipped to fulfill the inventory needs of our retail locations. Our supply chain operations are also supported by a dedicated fleet of over 900 transportation vehicles. With our network of DCs, crossdocks, and vehicles, we are capable of providing next-day delivery services for approximately 98.5% of the population in the United States.

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

As of December 25, 2021, we operated a total of 67 DCs and crossdock facilities from continuing operations in the United States and Canada. Refer to “Properties” within Other Key Information for more details.

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

We generally classify our offerings into four categories: (1) supplies, (2) technology, (3) furniture and other, and (4) copy and print. The supplies category includes products such as paper, writing instruments, office supplies, cleaning and breakroom supplies, personal protective equipment, and product subscriptions. The technology category includes products such as toner and ink, printers, computers, tablets and accessories electronic storage, and sales of third-party software, as well as technology support services offerings provided in our retail stores. The furniture and other category includes products such as desks, seating, luggage, gift cards, and warranties. The copy and print category includes offerings such as printing of business cards, banners, documents and promotional products, copying and photo services, and managed print and fulfillment services.

Total Company sales by offering were as follows:

	2021	2020	2019
Major revenue categories
Supplies	45.1%	45.2%	49.2%
Technology	32.6%	34.0%	30.9%
Furniture and other	15.4%	14.4%	12.6%
Copy and print	6.9%	6.4%	7.3%
Total	100.0%	100.0%	100.0%

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

Our customer acquisition efforts regularly shift to vehicles and formats found to be most productive for reaching the targeted customer. We acquire customers through e-mail and social media campaigns, online affiliate connections, on-premises sales calls, outbound sales calls, and catalogs, among others. No single customer accounted for more than 10% of total consolidated sales or receivables in 2021, 2020 or 2019. Additionally, we believe that none of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect in our consolidated results of operations.

SEASONALITY

Our business experiences a certain level of seasonality, with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter for our Business Solutions and Retail Divisions. Certain working capital components may build and recede during the year reflecting established selling cycles. Business cycles can and have impacted our operations and financial position when compared to other periods. During 2021, the timing and duration of our back-to business and back-to-school sales cycles were impacted by the COVID-19 pandemic. Refer to “COVID-19 Update” in MD&A for additional information.

INDUSTRY AND COMPETITION

We operate in a highly competitive environment. Our Business Solutions and Retail Divisions compete with office supply stores, wholesale clubs, discount stores, mass merchandisers, online retailers, food and drug stores, computer and electronics superstores and direct marketing companies. These companies compete with us in substantially all of our current markets. Increased competition in the office products markets, together with increased advertising, and Internet-based search tools, has heightened price awareness among end-users. Such heightened price awareness has led to sales and margin pressure on our office products categories and has impacted our results. In addition to price, we also compete based on customer service, the quality and extent of product selection and convenience. Other office supply retail companies market similarly to us in terms of store format, pricing strategy, product selection and product availability in the markets where we operate. Although we also compete through our private label offerings, some of our competitors are larger than us and have greater financial resources, which provide them with greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively. We anticipate that in the future we will continue to face high levels of competition from these companies.

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

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)

We believe that ESG issues play an essential role in the success of our Company, our industry and our communities, now and for future generations. We are committed to conducting our business in a sustainable manner and maintain policies and procedures that establish the foundation of our environmental responsibility program. We are committed to empowering our employees and suppliers at all levels to promote safe and environmentally responsible practices. In this regard, we focus on initiatives such as the reduction of facility energy consumption, reduction in transmission emissions in our private fleet, increasing sales of high-quality, sustainable products with greener attributes, improved recycling programs, and minimize the use of harmful chemicals. We utilize a “triple bottom line” approach as the framework for our sustainability initiatives: Planet (environmental), People (social) and Prosperity (economic). While the environmental and social aspects help us lower emissions, capture community impacts, and quantify other metrics, they ultimately impact our success by creating greater business value. Our governance model also includes Board oversight of our Sustainability Program through the Corporate Governance and Nominating Committee.

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

Gerry P. Smith — Age: 58

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

N. David Bleisch — Age: 62

Mr. Bleisch was appointed to serve as our Executive Vice President, Chief Legal & Administrative Officer and Corporate Secretary in August 2018, and served as Executive Vice President, Chief Legal Officer and Corporate Secretary from September 2017 to August 2018. Prior to joining us, Mr. Bleisch was Senior Vice President and Chief Legal Officer for The ADT Corporation (“ADT”) from September 2012 through May 2016, where he managed the legal, environmental, health and safety, government affairs and corporate governance matters. Prior to assuming this role, Mr. Bleisch served in several leadership roles at Tyco International before being appointed Vice President and General Counsel of Tyco Security Solutions. Before joining Tyco, Mr. Bleisch was Senior Vice President, General Counsel and Corporate Secretary of The LTV Corporation. Before LTV, Mr. Bleisch was a partner with Jackson Walker LLP. He currently serves on the Board of Directors for the Education Foundation of Palm Beach County.

John W. Gannfors — Age: 56

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

Terry Leeper — Age: 57

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

Zöe Maloney — Age: 49

Ms. Maloney was appointed to serve as our Executive Vice President, Chief Human Resources Officer in November 2021. Ms. Maloney joined us in February 2005 and has more than 25 years of experience in communications, organization and leadership development, and human resources and held several executive management roles including serving as our Senior Vice President, Human Resources from April 2017 to October 2021; Vice President, Human Resources from August 2011 to April 2017; and Senior Director, Communications & Engagement from 2010 to 2011. Prior to joining us, Ms. Maloney served in various management positions at Johnson & Johnson, 3-Dimensional Pharmaceuticals, and CDI International.

Kevin Moffitt — Age: 48

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

Stephen M. Mohan — Age: 45

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

D. Anthony Scaglione — Age: 49

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

The COVID-19 pandemic has continued to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and consumer and business spending. With the rapid spread of COVID-19, globally and throughout the United States, federal, state and local authorities have continued to impose varying degrees of restrictions on social and commercial activities, including restrictions on travel, in an effort to prevent and slow the spread of the disease. These preventative measures taken by federal, state and local authorities to contain or mitigate the COVID-19 outbreak have caused, and continue to cause, disruption in the global economy, financial markets and in supply chains both globally and in the United States, which have adversely impacted our business, sales, financial condition and results of operations. Given that businesses still continue remote working arrangements and there is no certainty on return to office full time, this will impact our business and the demand for our products may decline. Furthermore, as a result of the COVID-19 pandemic, we temporarily closed certain offices (including our corporate headquarters) and implemented certain business travel restrictions, both of which have changed how we currently operate our business. While we have reopened our corporate headquarters and begun a transition back to working in person, some of our employees continue to work remotely, and an extended period of remote or hybrid work arrangements has and could continue to strain our business continuity plans and introduce operational risk, including but not limited to cybersecurity risks. We are monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it is and will continue to impact our customers, employees, suppliers, vendors, business partners and distribution channels.

We are unable to predict the duration or severity of the COVID-19 pandemic, despite the rollout of multiple vaccines. However, the longer it continues, we will continue experiencing volatility in consumer and business demand and corresponding declining sales patterns. In addition, a weaker U.S. economy, higher unemployment, and continuation of remote work and school arrangements will materially impact consumer spending. Decreased foot traffic at our stores and declining financial performance of or product demand from our business customers has and will continue to adversely impact future sales.

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

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the disease; recurrence of the outbreak; the surge of a novel strain of the disease; the possibility of a resulting global or regional economic downturn or recession; governmental, business and other actions, including any future government stimulus programs; the availability, distribution and use of effective treatments and the speed at which effective vaccines will be administrated to a sufficient number of people to help control the spread of the virus; the duration of social distancing and shelter-in-place orders affecting foot traffic in our stores; the extent and duration of the effect on the economy, inflation, consumer confidence and consumer and business spending; the impact on consumers and businesses as forbearance and government support programs end; the continued stress on businesses due to shutdowns, operational changes and staffing issues; the impacts on our supply chain, including impacts to our distribution and logistics providers’ ability to operate or increases in their operating costs, which have and may continue to have an adverse effect on our ability to meet customer demand and has resulted and could continue to result in an increase in our costs of production and distribution, including increased freight and logistics costs and other expenses; disruption to our third-party manufacturing partners and other vendors, including through effects of facility closures, reductions in operating hours and work force, and real time changes in operating procedures, including for additional cleaning and disinfection procedures; the impact of the pandemic on economic activity; customer reduction in workforce and furloughs; the extent and duration of the effect on consumer confidence and spending, customer demand and buying patterns including spending on discretionary categories; the effects of additional store closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our stores, distribution facilities, and other critical functions, particularly members of our work force who have been quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

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

Our operating results and performance depend significantly on economic conditions and their impact on business and consumer spending. In the past, the decline in business and consumer spending has caused our comparable retail store sales to decline from prior periods. The global macroeconomic outlook continues to remain uncertain due to a variety of factors, including the Omicron variant, labor shortages, supply chain disruptions and inflation, and the impacts of the COVID-19 pandemic may continue even after the outbreak has subsided and containment measures are lifted, all of which may continue to exacerbate many of the other risks described in this “Risk Factors” section, any of which could have a material effect on us. Our business and financial performance may continue to be adversely affected by current and future economic conditions, including, without limitation, the level of consumer debt, high levels of unemployment, higher interest rates and the ability of our customers to obtain credit, which may cause a continued or further decline in business and consumer spending.

Catastrophic events could adversely affect our operating results.

The risk or actual occurrence of one or more catastrophic events could have a material adverse effect on our financial performance. Such events may be caused by, for example:

•	natural disasters or extreme weather events such as climate change, hurricanes, tornadoes, floods and earthquakes;
•	diseases, epidemics or pandemics (such as the ongoing COVID-19) that may affect our employees, customers or partners;
•	floods, fire or other catastrophes affecting our properties;
•	terrorism, civil unrest or other conflicts; or
•	extended power outages.

As noted above, the COVID-19 pandemic has had, and may continue to have, a material adverse impact on our business and results of operations. Such catastrophic events could result in physical damage to, or complete loss of, one or more of our properties, the closure of one of more stores, the lack of an adequate work force in the market, changes in the purchasing patterns of consumers (including the frequency of visits by consumers to physical retail locations, whether as a result of limitations on large gatherings, travel and movement limitations or otherwise) and in consumers’ disposable income, the temporary or long-term disruption in the supply of products from some suppliers, the disruption in the transport of goods from overseas, the disruption or delay in the delivery of goods to our distribution and fulfillment centers or stores within the country, the reduction in the availability of products in our stores and can disrupt or disable portions of our supply chain and distribution network. They can also affect our information systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders.

Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable. These changes over time could affect, for example, the availability and cost of certain consumer products, commodities and energy (including utilities), which in turn may impact our ability to manufacture or procure certain goods required for the operation of our business at the quantities and levels we require. As a consequence of these or other catastrophic events, we may endure interruption to our operations or losses of property, equipment or inventory, which would adversely affect our revenue and profitability. For example, hurricanes can disrupt operations in the southeastern United States where a heavy concentration of our customers are located, and negatively impact sales in both our Business Solutions and Retail Divisions.

Risks Related to our Business and Operations

Our proposed spin-off of Office Depot may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.

We previously announced our intent to separate our consumer business, Office Depot, into an independent, publicly traded company during the first half of 2022. The spin-off is subject to certain conditions, including final approval by our board of directors, receipt of customary assurances regarding the intended tax-free nature of the transaction and the filing and effectiveness of a registration statement with the U.S. Securities and Exchange Commission. Unanticipated developments, including possible delays in obtaining various regulatory approvals or clearances, uncertainty of the financial markets and challenges in establishing infrastructure or processes, could delay or prevent the proposed spin-off or cause the proposed spin-off to occur on terms or conditions that are less favorable or different than expected. Even if the spin-off is completed, we may not realize some or all of the anticipated benefits from the spin-off. Expenses incurred to accomplish the proposed spin-off may be significantly higher than what we currently anticipate. Executing the proposed spin-off also requires significant time and attention from management, which could distract them from other tasks in operating our business. Following the proposed spin-off, the combined value of the common stock of the two publicly traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed spin-off not occurred. If the proposed spin-off is completed, our diversification of revenue sources will diminish due to the separation of the consumer business, and it is possible that our business, financial condition, results of operations and cash flows may be subject to increased volatility as a result. In January 2022, we announced that the Board of Directors determined to delay the public company separation to evaluate a potential sale of the Company’s consumer business.

We may not be successful in negotiating and consummating a strategic transaction involving our consumer business on favorable terms, or at all.

In November 2021, USR Parent, Inc., the parent company of Staples and a portfolio company of Sycamore Partners, reaffirmed its non-binding proposal to acquire the Company’s consumer business, including the Office Depot and OfficeMax retail stores business, the Company’s direct channel business (officedepot.com), and the Office Depot and OfficeMax intellectual property, including all brand names, for $1 billion in cash. In December 2021, the Board of Directors received a non-binding proposal from another third party to acquire the Company’s consumer business. The terms of that proposal are confidential. Either of these transactions present substantial risk including:

•	the risk that we are unable to obtain the necessary regulatory or governmental approvals to close a transaction;
•	we may not receive approvals granted on terms that are acceptable to us;
•	we may be unable to complete the sale on terms favorable to us; and
•	adverse effects on existing business relationships with suppliers and customers.

Any of these factors could adversely affect our product sales, financial condition and results of operations.

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

With the increasing use of digital technology to shop in our retail stores and online, we rely on our omni-channel capabilities to provide a seamless shopping experience to our customers and to keep pace with new developments by our competitors. If we are unable to attract and retain team members or contract third parties with the specialized skills needed to support our omni-channel platforms or are unable to implement improvements to our customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if our website and our other customer-facing technology systems do not function as designed, the customer experience could be negatively affected, resulting in a reduction of the amount of traffic in our stores, a loss of customer confidence and satisfaction, and lost sales, which could adversely affect our reputation and results of operations.

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

Effective marketing efforts play a crucial role in maintaining our reputation to attract new customers and retain existing customers. Failure to execute effective marketing efforts or misjudgment of consumer responses to our existing or future promotional activities, may adversely impact our financial performance.

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

Economic and civil unrest in areas of the world where we source products, as well as shipping and dockage issues, could adversely impact the availability or cost of our products, or both. Most of our goods imported to the U.S. arrive from Asia through ports located on the U.S. west coast and we are therefore subject to potential disruption due to labor unrest, security issues or natural disasters affecting any or all of these ports. In addition, we purchase and source products from a wide variety of suppliers, including from suppliers overseas, particularly in China where we maintain a global sourcing office to facilitate product sourcing. Diplomatic tensions, between China and the US, and developments in Hong Kong and Taiwan, alongside other potential areas of tension, may affect us by creating regulatory, reputational and market risks. For example, the U.S. government has imposed various sanctions and trade restrictions on Chinese persons and companies, and the US continues to advance the development of its framework for strategic competition with China. In response to foreign sanctions and trade restrictions, China has announced a number of sanctions, trade restrictions and laws that could impact us. Such sanctions and trade restrictions target or provide authority to target foreign individuals and companies, and have been primarily imposed against certain public officials associated with the implementation of foreign sanctions against China. The new laws provide a legal framework for further imposing such sanctions, prohibit implementing or complying with foreign sanctions against China and create private rights of action in Chinese courts for damages caused by third parties implementing foreign sanctions or other discriminatory measures. These and any future measures and countermeasures that may be taken by the US, China may increase our cost of goods sold or reduce the supply of the products available to us. There is no assurance that any such increased costs could be passed on to our customers, or that we could find alternative products from other sources at comparable prices. To the extent that we are subject to more challenging regulatory environments and enhanced legal and regulatory requirements, such exposure could have a material adverse effect on our business, including the added cost of increased compliance measures that we may determine to be necessary.

In light of the trade tensions between the U.S. and China, which began escalating since 2018, we have incurred incremental costs related to trade tariffs on inventory we purchase from China, but such costs have not had a material impact on our results of operations. We continue to monitor and evaluate the potential impact of the effective and proposed tariffs as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and have implemented strategies to mitigate such impact, including changes to our contracting model, alternative sourcing strategies and selective price increase pass-through efforts. If any of these events continue as described, they could disrupt the movement of products through our supply chain or increase their cost. In addition, while we may be able to shift our sourcing options, executing such a shift would be time consuming and would be difficult or impracticable for many products and may result in an increase in our manufacturing costs. Substantial regulatory uncertainty exists regarding foreign trade and trade policy, both in the United States and abroad. The adoption and expansion of trade restrictions, retaliatory tariffs, or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and/or the U.S. economy, which in turn could adversely impact our results of operations and business.

Risks Related to Our Indebtedness and Liquidity

Covenants in our credit facility could adversely impact our operations.

Our asset-based credit facility contains a fixed charge coverage ratio covenant that is operative only when borrowing availability is below 10% of the Borrowing Base (as defined in Note 11. “Debt” in Notes to Consolidated Financial Statements) or prior to a restricted transaction, such as incurring additional indebtedness, acquisitions, dispositions, dividends, or share repurchases if we do not have the required liquidity. The agreement governing our credit facility (the “Third Amended Credit Agreement” as defined in Note 11. “Debt” in Notes to Consolidated Financial Statements) also contains representations, warranties, affirmative and negative covenants, and default provisions. A breach of any of these covenants could result in a default under our Third Amended Credit Agreement. Upon the occurrence of an event of default under our Third Amended Credit Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, we may not have sufficient assets to repay our asset-based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Acceleration of our obligations under our credit facilities would permit the holders of our other material debt to accelerate their obligations. We were in compliance with all applicable covenants as of December 25, 2021.

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

Decisions regarding dividends depend on a number of factors, including general business and economic conditions, our financial condition, operating results and restrictions imposed by our debt agreements, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Decisions on dividends are within the discretion of the Board of Directors. In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, in May 2020, our Board of Directors suspended the Company’s quarterly cash dividend beginning in the second quarter of 2020. Our quarterly cash dividend remains suspended. Changes in or the elimination of dividends could have an adverse effect on the price of our common stock.

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

PROPERTIES

As of December 25, 2021, we operated in the following locations:

STORES

Retail Division (United States)

State	#	State	#
Alabama	23	Nebraska	9
Alaska	5	Nevada	19
Arizona	26	New Mexico	9
Arkansas	10	New York	11
California	87	North Carolina	39
Colorado	34	North Dakota	4
District of Columbia	1	Ohio	35
Florida	115	Oklahoma	13
Georgia	43	Oregon	17
Hawaii	8	Pennsylvania	8
Idaho	6	Puerto Rico	10
Illinois	36	South Carolina	17
Indiana	19	South Dakota	2
Iowa	6	Tennessee	28
Kansas	9	Texas	147
Kentucky	9	Utah	12
Louisiana	34	U.S. Virgin Islands	2
Maryland	9	Virginia	26
Michigan	25	Washington	29
Minnesota	23	West Virginia	5
Mississippi	13	Wisconsin	25
Missouri	25	Wyoming	2
Montana	3	TOTAL	1,038

The supply chain facilities which we operate in the continental United States and Puerto Rico support our Business Solutions and Retail Divisions and the facilities in Canada support our Business Solutions Division. The following table sets forth the locations of our principal supply chain facilities from continuing operations as of December 25, 2021.

DCs and Crossdock Facilities

State	#	State	#
Arizona	1	New Mexico	1
California	5	North Carolina	1
Colorado	1	North Dakota	2
Florida	5	Ohio	2
Georgia	2	Oklahoma	1
Hawaii	7	Pennsylvania	1
Idaho	1	Puerto Rico	1
Illinois	5	Tennessee	1
Kansas	1	Texas	3
Minnesota	3	Washington	3
Mississippi	1	Wisconsin	6
Missouri	4	Total United States	58
		Canada	9
		TOTAL	67

Our principal corporate headquarters in Boca Raton, FL consists of three interconnected buildings of approximately 625,000 square feet. This facility is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations. Although we currently own our corporate office in Boca Raton, FL, as well as a small number of our retail store locations, most of our facilities are leased or subleased. Additional information regarding our operating leases and leasing arrangements is available in Note 1. “Summary of Significant Accounting Policies” and Note 11. “Leases” in Notes to Consolidated Financial Statements.

LEGAL PROCEEDINGS

For a description of our legal proceedings, refer to Note 16. “Commitments and Contingencies” in Notes to Consolidated Financial Statements.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP.

Holders

As of the close of business on February 16, 2022, there were 3,623 holders of record of our common stock.

Cash Dividend

Prior to July 2016, we had never declared or paid cash dividends on our common stock. Beginning in the third quarter of fiscal 2016, our Board of Directors declared and paid cash dividends on our common stock. In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, in May 2020, our Board of Directors suspended the Company’s quarterly cash dividend beginning in the second quarter of 2020. Our quarterly cash dividend remains suspended.

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

Issuer Purchases of Equity Securities

In May 2021, our Board of Directors approved a new stock repurchase program of up to $300 million, available through June 30, 2022, which replaced the Company’s then existing $200 million stock repurchase program. On November 16, 2021, we entered into an accelerated share repurchase agreement (“ASR”) to repurchase shares of our common stock in exchange for an up-front payment of $150 million and increased the authorization to $450 million. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, will be determined based on the volume weighted-average price of our stock during the purchase period less a discount. The repurchase period runs through June 2022. We received 2.8 million shares of our common stock at the initiation of the ASR, which has increased treasury stock by $120 million, and the $30 million additional up-front payment was accounted for as a reduction in additional paid in capital. The ASR is a forward contract indexed to our common stock and met all of the applicable criteria for equity classification; therefore, it was not accounted for as a derivative instrument. Expenses incurred in connection with the ASR were recorded as a charge to additional paid in capital. Our Board of Directors reviewed the existing capital allocation programs in connection with the sale of CompuCom, and on December 31, 2021, authorized an additional $200 million for share repurchases under the existing stock repurchase program, for a total authorization of $650 million. The authorization may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances. Our Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses.

The following table summarizes our common stock repurchases during the fourth quarter of 2021.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number		Part of a Publicly	Purchased Under
	of Shares	Average	Announced Plan or	the Repurchase
	Purchased	Price Paid	Program	Programs
Period	(In millions)	per Share	(In millions)	(In millions) (1)
September 26 — October 23, 2021	0.5	$42.96	0.5	$156
October 24 — November 20, 2021	3.2	$41.98	3.2	$142
November 21 — December 25, 2021	—	$—	—	$142
Total	3.7	$42.11	3.7

(1)

Includes a $30 million advance payment for remaining shares of our common stock to be delivered through June 2022 under the accelerated share repurchase agreement discussed above. On December 31, 2021, the Board of Directors authorized an additional $200 million for share repurchases under the existing $450 million stock repurchase program, for a total authorization of $650 million.

We purchased approximately 1.0 million, 1.7 million and 3.7 million shares of our common stock during the second, third and fourth quarters of fiscal 2021 at a weighted average price of $43.35 per common share. We made no repurchases of shares of common stock during the first quarter of fiscal 2021. For the year 2021, we purchased approximately 6 million shares of common stock for a total consideration of $277 million. At December 25, 2021, approximately $142 million remains available for additional purchases under the stock repurchase program. On December 31, 2021, the Board of Directors authorized an additional $200 million for share repurchases under the existing $450 million stock repurchase program, for a total authorization of $650 million.

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

The graph assumes an investment of $100 at the close of trading on December 31, 2016, the last trading day of fiscal year 2016, in our common stock, the S&P 500 and the S&P Specialty Stores.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among The ODP Corporation, the S&P 500 Index

and the S&P Specialty Stores Index

 *$100 invested on 12/31/16 in stock or in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved

	12/31/16	12/30/17	12/29/18	12/28/19	12/26/20	12/25/2021
The ODP Corporation	100.00	80.23	59.23	64.80	71.29	97.09
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P Specialty Stores	100.00	100.23	97.82	121.43	145.00	217.07

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

OVERVIEW

THE COMPANY

We are a leading provider of business services and supplies, products and digital workplace technology solutions to small, medium-sized and enterprise businesses. We operate through our direct and indirect subsidiaries and maintain a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 1,038 retail stores. Through our banner brands Office Depot®, OfficeMax® and Grand&Toy®, as well as others, we offer our customers the tools and resources they need to focus on starting, growing and running their business.

At December 25, 2021, our operations are organized into two reportable segments (or “Divisions”): Business Solutions Division, and Retail Division. After the second quarter of 2021, our Board of Directors provided their alignment with management’s commitment to a plan to sell its CompuCom Division through a single disposal group. Accordingly, that business is presented as discontinued operations beginning in the third quarter of 2021.

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

STRATEGIC TRANSFORMATION

We have been undergoing a strategic business transformation to pivot our Company into an integrated B2B distribution platform, with the objective of expanding our product offerings to include value-added services for our customers and capture greater market share. As part of this transformation, we are evolving our B2B business and developing a new digital platform technology business, which has been named Varis, and aims to transform the B2B procurement and sourcing industry by filling the growing demand for a modern, trusted, digital B2B platform. On January 29, 2021, in connection with our development efforts in this area, we acquired BuyerQuest, a business services software company with an eProcurement platform for approximately $71 million, subject to customary post-closing adjustments. The purchase consideration for BuyerQuest includes $61 million paid at closing, funded with $26 million of cash on hand and the issuance of 827,498 shares of the Company’s common stock, and up to $10 million contingent consideration that will be payable over a two-year period subject to BuyerQuest meeting certain performance conditions. During the fourth quarter of 2021, based on BuyerQuest’s operating performance, the contingent consideration payable has been reduced to $7 million. BuyerQuest’s operating results are included in our Varis segment.

We continue to expand our reach and distribution network through acquisitions of profitable regional office supply distribution businesses, serving small and mid-market customers. Many of these customers are in geographic areas that were previously underserved by our network. During 2021, we acquired one small independent regional office supply distribution business, for approximately $2 million funded with cash on hand, subject to customary post-closing adjustments. These acquisitions have allowed for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

The operating results of the acquired office supply distribution businesses are combined with our operating results subsequent to their purchase dates, and are included in our Business Solutions Division. Refer to Note 2. “Acquisitions” in Notes to Consolidated Financial Statements for additional information.

In January 2021, our Board of Directors announced that as a result of a business review of CompuCom, management had initiated a process to explore a value-maximizing sale of our CompuCom Division. The sale of our CompuCom Division was completed on December 31, 2021. Refer to the “Recent Developments” section for more information on this sale.

As previously announced, in May 2021, our Board of Directors unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies. When the plan was announced, we expected to structure it as a tax-free spin-off of our B2B related operations. Following further review, we determined that we should utilize the flexibility created by the holding company reorganization in 2020 to structure the separation as a tax-free spin-off of our consumer business, with us retaining our B2B related operations (the “Separation”), as further described below. We believe that this modified approach will be more efficient considering that it is expected that the majority of the Company’s current management team and Directors will remain with the B2B business which will continue to be owned by “The ODP Corporation.” In December 2021, our Board of Directors received a non-binding proposal from a third party other than USR Parent, Inc. to acquire our consumer business. The terms of that proposal are confidential. Our Board of Directors is carefully reviewing the proposals received to determine the course of action that it believes is in the best interests of the Company and its shareholders. As a result, we have determined to delay further work on the separation in order to avoid incurring potentially unnecessary separation costs while we focus on a potential sale of the consumer business. Refer to the “Recent Developments” section for more information on the progress of the Separation and Alternative Transaction for the Consumer Business.

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

RECENT DEVELOPMENTS

Delay of Planned Separation and Exploration of Alternative Transaction for Consumer Business

As a result of the planned Separation, each company is expected to have a unique and highly focused strategy and investment profile, as follows:

•

ODP – a leading B2B solutions provider serving small, medium and enterprise level companies, will consist of several operating companies, including the contract sales channel of ODP’s current Business Solutions Division, which will be renamed ODP Business Solutions, and ODP’s newly formed B2B digital platform technology business, which has been named Varis. ODP Business Solutions and Varis will be owned by ODP, but operated as separate businesses. ODP will also continue to own the global sourcing operations and other sourcing, supply chain and logistics assets. Gerry Smith will continue to serve as CEO of The ODP Corporation following the separation; and

•

Office Depot – an Office Depot branded leading provider of retail consumer and small business products and services distributed via approximately 1,000 Office Depot and OfficeMax retail locations and an eCommerce presence, officedepot.com. Kevin Moffitt, currently EVP, Chief Retail Officer of The ODP Corporation, will be appointed CEO of Office Depot upon completion of the spin-off.

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

The Separation was intended to be completed in the middle of 2022, subject to customary conditions, including final approval by our Board of Directors, opinions from tax counsel and a favorable ruling by the IRS on the tax-free nature of the transaction to the Company and to its shareholders, the filing and effectiveness of a registration statement with the U.S. Securities and Exchange Commission, the approved listing of Office Depot’s common stock on a national securities exchange and the completion of any necessary financings. In December 2021, our Board of Directors received a non-binding proposal from a third party other than USR Parent, Inc. to acquire our consumer business. The terms of that proposal are confidential. Our Board of Directors is carefully reviewing this proposal as well as the June Proposal from USR Parent, Inc., which is discussed below, with the assistance of its financial and legal advisors to determine the course of action that it believes is in the best interests of the Company and its shareholders. As a result, we have determined to delay further work on the separation in order to avoid incurring potentially unnecessary separation costs while we focus on a potential sale of the consumer business.

There can be no assurance that a sale of the consumer business will take place and, if it were to take place, as to the terms of such a sale. There can also be no assurances regarding the ultimate timing of the Separation or that an alternative transaction will be completed. If the Separation is completed, we expect to incur significant costs in connection with it, which are expected to relate primarily to third-party professional fees, retention payments to certain employees, and other costs directly related to the Separation. We incurred $32 million in third-party professional fees associated with the Separation in 2021. We currently estimate that, if completed, costs to execute the Separation will exceed $100 million, although such estimate is subject to a number of assumptions and uncertainties. We also expect to incur significant costs associated with exploring the potential sale of our consumer business, which are expected to relate primarily to third-party professional fees, including legal fees.

Disposition of CompuCom

In January 2021, our Board of Directors announced that as a result of a business review of CompuCom, management had initiated a process to explore a value-maximizing sale of our CompuCom Division. During the third quarter of 2021, our Board of Directors aligned with management’s commitment to a plan to sell CompuCom through a single disposal group. The CompuCom disposal group has met the accounting criteria to be classified as held for sale as of the third quarter of 2021 and is presented as such in the Consolidated Financial Statements herein. The planned disposition of CompuCom represented a strategic shift that will have a major impact on our operations and financial results. Accordingly, the operating results and cash flows are classified as discontinued operations for all periods presented.

The sale of CompuCom was completed on December 31, 2021, and the transaction was structured and will be accounted for as an equity sale. The related Securities Purchase Agreement (“SPA”) provides for consideration consisting of a cash purchase price equal to $125 million (subject to customary adjustments, including for cash, debt and working capital), an interest-bearing promissory note in the amount of $55 million, and a holding fee (“earn-out”) provision providing for payments of up to $125 million in certain circumstances. The promissory note accrues interest at six percent per annum, payable on a quarterly basis in cash or in-kind, and is due in full on June 30, 2027. Under the earn-out provision, if the purchaser receives dividends or sale proceeds from the CompuCom business equal to (i) three (3) times its initial capital investment in the CompuCom business plus (ii) 15% per annum on subsequent capital investments, the Company will be entitled to 50% of any subsequent dividends or sale proceeds up to and until the Company has received an aggregate of $125 million. The Company also agreed to provide certain transitional services to the purchaser for a period of three to twelve months under a separate agreement after closing. The SPA contains customary warranties of the Company and the purchaser.

USR Parent, Inc. Proposals

On January 11, 2021, we received a proposal from USR Parent, Inc., the parent company of Staples Inc. and a portfolio company of Sycamore Partners, to acquire 100% of our issued and outstanding stock for $40.00 per share in cash (the “January Proposal”). After careful review and consideration of the January Proposal and in consultation with our financial and legal advisors, our Board of Directors unanimously concluded that there is a more compelling path forward to create value for us and our shareholders than the potential transaction described in the January Proposal. On January 19, 2021, we filed a statement on Schedule 14D-9 with the SEC containing our Board of Director’s recommendation. We anticipate that we will incur significant legal and other expenses throughout this process.

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

On June 4, 2021, we received a third proposal (the “June Proposal” and together with the January Proposal and March Proposal, the “Proposals”) from USR Parent, Inc. to acquire our consumer business, including our retail stores, and reiterated its intention to commence a tender offer if negotiations for an alternative transaction are not successful. In November 2021, USR Parent, Inc. reaffirmed its June proposal to acquire the Company’s consumer business, including our retail stores business, and announced its decision to abandon its previously announced intent to commence a tender offer for all of the outstanding shares of the Company. Our Board of Directors is carefully reviewing the June proposal with the assistance of its financial and legal advisors to determine the course of action that it believes is in the best interests of the Company and our shareholders.

We incurred $5 million in third-party professional fees related to the Proposals in 2021 including expenses incurred in connection with a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”), which is conducting an investigation of the Proposals. In order to relieve us from the continuation of a costly and burdensome process, the FTC has agreed to defer requiring further responses from us unless and until USR Parent, Inc. formally launches a tender offer, or the parties execute a negotiated agreement. Additionally, on May 4, 2021 the Canadian Competition Bureau (the “Bureau”) advised us that it has determined that USR Parent, Inc.’s proposed acquisition of the Company would likely result in a substantial lessening or prevention of competition in the sale of business essentials to enterprise customers in Canada. While it is not known for certain what the Bureau would do if USR Parent, Inc. actually launches a tender offer in the future, the Bureau’s determination signals that the Bureau would likely challenge the acquisition. However, we cannot be certain that USR Parent, Inc. will not commence a tender offer in the future. We anticipate that we will incur additional significant legal and other expenses throughout this process if USR Parent, Inc. pursues a tender offer.

COVID-19 UPDATE

The COVID-19 pandemic continued to have significant adverse impacts on the national and global economy during 2021. From the beginning of the COVID-19 pandemic, we have remained committed to making the health and wellness of our employees and customers a priority. Based upon the guidance of the U.S. Centers for Disease Control (“CDC”) and local health authorities, we maintain appropriate measures to help reduce the spread of infection to our employees and customers, including increased frequency of cleaning and sanitizing in our facilities. While we have reopened our corporate headquarters, certain employees who are able to work productively from home, continue to work remotely. We continue to have employees in our retail stores, customer support and distribution centers working on-site at our facilities, as well as technicians and field support on-site at customer locations. Employee business travel remains limited to only essential business needs. Early in the first quarter of 2021, the U.S. Food and Drug Administration approved certain vaccines effective against COVID-19 for administering to the population and, as of the end of June 2021, every individual aged 12 and over in the United States is eligible to get vaccinated. However, there is significant uncertainty as to the ability to gain adequate herd-immunity levels through vaccine programs and their resilience to future virus variants.

We continued to experience a significant decline in overall demand for our products and services during 2021, as a result of the disruptions experienced by our business customers from restrictions on commercial activities and social distancing measures, and we expect these demand fluctuations to continue into first quarter of 2022. In response to the volatility resulting from the pandemic, we have taken measures to protect our financial position during this challenging time period, including creating contingency plans for merchandise categories that may be in high demand, adjusting our inventory levels, reducing certain occupancy costs, reducing nonessential expenses, and reducing our capital spend, among others. Our quarterly cash dividend also remains suspended.

We assess our outlook on a daily basis, but we are unable to accurately predict the pace and shape of the recovery from COVID-19 due to numerous uncertainties, including the duration of the pandemic, actions that may be taken by governmental authorities, the speed at which effective vaccines will be administered to a sufficient number of people to enable cessation of the virus, additional disruption to the economy and consumers’ willingness and ability to spend, temporary or permanent closures of our business customers, supply chain disruptions and other unforeseeable consequences. The recent spread of the Delta and Omicron variants of COVID-19, which appear to be more transmissible than other variants to date, may extend the impact of COVID-19 on our business. As a result, we expect weaker global economic conditions and increased unemployment, including continued business disruption relating to COVID-19 and resulting governmental actions will continue to negatively impact our business and results of operations in 2022, and could result in future impairments of our assets.

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 52-week period ended December 25, 2021 (also referred to as “2021”) and the 52-week period ended December 26, 2020 (also referred to as “2020”) as well as our liquidity in 2021 and 2020. We have omitted discussion of 2019 results where it would be redundant to the discussion previously included in MD&A of our 2020 Annual Report on Form 10-K.

Our consolidated sales were 5% lower in 2021 compared to 2020. This year-over-year decrease was primarily driven by lower sales in our Retail Division. The decrease in sales of our Retail Division was due to planned store closures and lower demand in product categories such as technology, cleaning and personal protective equipment. These product categories had experienced higher demand in 2020, which was driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic, and included facilitating the continued remote work and virtual learning environments. As the effects of the COVID-19 pandemic have begun to recede, more of our customers are transitioning into on-site work and in-person learning, and the demand for these categories has declined. These negative impacts on our sales in 2021 were partially offset by increased sales in other categories, primarily copy and print services, and office and school supplies. Our Business Solutions Division also experienced lower sales, which was primarily related to lower sales of cleaning products and personal protective equipment, as well as lower sales generated by our eCommerce platform, which experienced increased demand in 2020 as more customers preferred to order online and have their purchases delivered. These declines were partially offset by higher sales across majority of our other product categories in the Business Solutions

Division, and was driven by the continued recovery of our business-to-business customers, including those in the education sector, from the disruptions to their operations as a result of the impacts of the COVID-19 pandemic.

(In millions)	2021	2020	Change
Sales
Business Solutions Division	$4,597	$4,683	(2)%
Retail Division	3,837	4,167	(8)%
Other	31	22	41%
Total	$8,465	$8,872	(5)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•

Total gross profit decreased by $89 million or 5% in 2021 compared to 2020. The decrease in gross profit was driven by the flow-through impact of lower sales in our Business Solutions Division and Retail Division, which consisted of $66 million and $23 million, respectively, of the decrease in gross profit in 2021. These reductions were partially offset by the impact of acquisitions within our Business Solutions Division.

•

Total gross margin for 2021 was 22%, which was consistent with the gross margin in 2020. Although we incurred higher rates of product and distribution costs in 2021 as a percentage of our sales, the impact of these were fully offset by a reduction in our occupancy cost margin. While we incurred incremental costs related to trade tariffs on inventory we purchase from suppliers in China, certain actions, including changes to our contracting model, alternative sourcing strategies, and selective price increase pass-through efforts mitigated much of the impact of such trade tariffs to our results of operations.

•

Total selling, general and administrative expenses decreased by $103 million or 6% in 2021 compared to 2020. The decrease was the result of store closures in our Retail Division and certain strategic initiatives, including the Maximize B2B Restructuring Plan, aimed to generate savings through optimizing our retail footprint, removing costs that directly support the Retail Division and additional measures to implement a company-wide low-cost business model reducing our spend on payroll and payroll-related costs other discretionary expenses such as professional fees, contingent labor, travel and marketing. The decrease in total selling, general, and administrative expenses in 2021 was partially offset by increase in expenses associated with the expansion of our distribution network through acquisitions. As a percentage of sales, total selling, general and administrative expenses was 18% in 2021, as compared to 19% in 2020.

•

We recorded $20 million of asset impairment charges in 2021 which included $16 million related to impairment of operating lease right-of-use (“ROU”) assets associated with our retail store locations, with the remainder primarily relating to impairment of fixed assets. We recorded $182 million of asset impairment charges in 2020, which included $115 million related to goodwill in our Contract reporting unit. We also recorded $48 million of asset impairment charges in 2020 related to impairment of operating lease ROU assets associated with our retail store locations, with the remainder primarily relating to impairment of fixed assets and a cost method investment. Refer to Note 15. “Fair Value Measurements” in Notes to Consolidated Financial Statements for additional information.

•

We recorded $51 million of Merger, restructuring and other operating expenses, net in 2021 compared to $102 million in 2020. Merger, restructuring and other operating expenses in 2021 included $37 million of third-party professional fees associated with the planned Separation of our consumer business and USR Parent, Inc. Proposals. Also included in merger, restructuring and other operating expenses were $14 million of costs associated with restructuring activities in 2021. We did not record any transaction and integration costs in 2021. Merger, restructuring, and other operating expenses in 2020 includes $5 million of severance, retention, transaction and integration costs associated with business acquisitions and $97 million of severance, professional fees and other expenses associated with restructuring activities. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Consolidated Financial Statements for additional information.

•

During 2021 and 2020, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to limited international operations and improved operating results. Our effective tax rates were 19% and (66)% in 2021 and 2020, respectively. During 2021, our effective rate was primarily impacted by the recognition of a tax windfall associated with stock-based compensation awards and recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate to differ from the statutory rate of 21%. Our effective tax rate in the prior period has varied considerably primarily due to the impact of goodwill impairment, state taxes, excess tax deficiencies associated with stock-based compensation awards and certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters. Refer to Note 6. “Income Taxes” in Notes to Consolidated Financial Statements for additional information.

•	Diluted earnings per share from continuing operations was $3.42 in 2021 compared to diluted loss per share from continuing operations of $(1.20) in 2020.
•	Diluted loss per share from discontinued operations was $(7.21) in 2021 compared to $(4.85) in 2020.
•	Net diluted loss per share was $(3.79) in 2021 compared to $(6.05) in 2020.
•

At December 25, 2021, we had $514 million in cash and cash equivalents and $877 million of available credit under the Third Amended Credit Agreement, for a total liquidity of approximately $1.4 billion. Cash provided by operating activities of continuing operations was $344 million for 2021 compared to $425 million for 2020. Refer to the Liquidity and Capital Resources section of this MD&A for more information on cash flows.

•

In the first quarter of 2020 we paid a quarterly cash dividend on our common stock in the amount of $0.25 per share, resulting in total cash payments of $13 million. In May 2020, in order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, our Board of Directors suspended our quarterly cash dividend. Our quarterly cash dividend continues to be suspended.

•

In May 2021, our Board of Directors approved a new stock repurchase program of up to $300 million of its common stock, available through June 30, 2022, which replaced the then existing $200 million stock repurchase program. On November 16, 2021, we entered into an accelerated stock repurchase plan agreement (“ASR”) to repurchase shares of the Company’s stock in exchange for an up-front payment of $150 million and increased the authorization to $450 million. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, will be determined based on the volume weighted-average price of our stock during the purchase period less a discount. The repurchase period runs through June 2022. We received 2.8 million shares of our common stock at the initiation of the ASR, which has increased treasury stock by $120 million, and the $30 million additional up-front payment was accounted for as a reduction in additional paid in capital. The ASR is a forward contract indexed to our common stock and met all of the applicable criteria for equity classification; therefore, it was not accounted for as a derivative instrument. Expenses incurred in connection with the ASR were recorded as a charge to additional paid in capital. Our Board of Directors reviewed the existing capital allocation programs in connection with the sale of CompuCom, and on December 31, 2021, authorized an additional $200 million for share repurchases under the existing stock repurchase program, for a total authorization of $650 million. Under our new repurchase plan, we bought back 6 million shares of our common stock in 2021, returning another $277 million to our shareholders. We bought back 1 million shares of our common stock in 2020 under our then-existing stock repurchase plan, returning $30 million to our shareholders.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results. Fiscal years 2021, 2020 and 2019 include 52 weeks.

BUSINESS SOLUTIONS DIVISION

(In millions)	2021	2020	2019
Sales	$4,597	$4,683	$5,279
% change	(2)%	(11)%	—%
Division operating income	$119	$116	$271
% of sales	3%	2%	5%

Sales in our Business Solutions Division decreased 2% in 2021 compared to 2020. During 2021, our Business Solutions Division experienced higher demand across the majority of our product categories, especially in product categories such as furniture, technology, paper, breakroom, school and office supplies, as well as in our copy and print services. This was driven by the continued recovery of our business-to-business customers, including those in the education sector, from the disruptions to their operations as a result of the impacts of the COVID-19 pandemic. The higher demand from our business-to-business customers, which resulted in an increase of $103 million in sales in 2021, was more than offset by $168 million lower of personal protective equipment and cleaning supplies and $77 million lower sales in our eCommerce platform, as compared to 2020. The impact of acquisitions, while positive, was not material to 2021.

Sales in our Business Solutions Division decreased 11% in 2020 compared to 2019. Sales in 2020 were impacted by lower demand, especially in product categories such as toner, ink and office supplies and copy and print services, due to a portion of our business-to-business customers, including those in the education sector, having to pause operations or temporarily transition into a remote environment as a result of restrictions imposed by federal, state and local authorities. These restrictions started in March 2020 with the aim to prevent and reduce the spread of COVID-19, and continued through the end of 2020 across a majority of the jurisdictions in which our customers operate. The lower demand from our business-to-business customers was partially offset by higher sales in cleaning supplies and personal protective equipment, and higher sales in our eCommerce platform, which experienced increased demand in 2020 as more customers preferred to order online and have their purchases delivered. The impact of acquisitions, also contributed positively to our sales, although they were not material drivers of our results in 2020.

Our sales could be impacted in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending, the demand for our products and services and the availability of supply. Specifically, we experienced supply constraints in some of our larger product categories such as ink and technology products, and we may continue to face delays or difficulty sourcing these products.

The impacts of the COVID-19 outbreak in 2022 and the magnitude by which sales of our Business Solutions Division will be affected will depend heavily on the duration of the pandemic through new variants, impact and speed of vaccination distributions, as well as the substance and pace of macroeconomic recovery. However, as discussed above, the impact has been material to the results of the Business Solutions Division in 2021 and could continue into the first quarter of 2022 and beyond. In addition, changes in work environments, such as a prolonged or permanent shift to hybrid or continued remote work arrangements could also have a material impact to the future results of the Business Solutions Division.

Our Business Solutions Division operating income was $119 million in 2021 compared to $116 million in 2020, an increase of 2% year-over-year. As a percentage of sales, operating income increased approximately 10 basis points. Although we experienced increases in third-party transportation costs due to the impacts of COVID-19, which reduced our gross margin by approximately 20 basis points, this was more than offset by lower selling, general and administrative expenses as a percentage of our sales. The improvement in our selling, general and administrative expenses is attributable to cost saving initiatives of our Maximize B2B restructuring program, which reduced costs in payroll, advertising and other operating expenses. Our Business Solutions Division operating income decreased 57% in 2020 compared to 2019. As a percentage of sales, operating income decreased by approximately 270 basis points. The decrease in operating income in 2020 was related to the flow-through impact of lower product sales volume coupled with lower gross profit margin due to a combination of pricing pressures and higher product costs. This was partially offset by a reduction in selling, general and administrative expenses achieved through our Business Acceleration Program.

RETAIL DIVISION

(In millions)	2021	2020	2019
Sales	$3,837	$4,167	$4,363
% change	(8)%	(4)%	(6)%
Division operating income	$306	$275	$194
% of sales	8%	7%	4%
Change in comparable store sales	N/A	N/A	(4)%

Sales in our Retail Division decreased 8% in 2021 compared to 2020. Sales were negatively impacted in 2021, primarily by planned closings of underperforming retail stores, and the impact of the COVID-19 pandemic. As vaccination rates have increased since early in 2021 and the effects of the COVID-19 pandemic have begun to recede, more of our customers are transitioning into on-site work and in-person learning. As a result of this recovery, we experienced $40 million of increased sales in copy and print services, and office and school supplies. This was more than offset by lower demand in product categories such as technology products, cleaning supplies and personal protective equipment. These categories had experienced higher demand in the prior year, which was driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic, and included facilitating the continued remote work and virtual learning environments.

Sales in our Retail Division decreased 4% in 2020 compared to 2019. This was primarily the result of planned closings of underperforming retail stores, and lower demand in product categories such as toner, ink, and office supplies and our copy and print services, which were partially offset by the increased demand in essential products such as furniture, technology products, cleaning supplies, personal protective equipment and other work-from-home and learn-from-home enabling products. The increase in these product categories was $361 million in 2020, and was primarily driven by the needs of our customers to help address their challenges derived from the COVID-19 outbreak as well as those who transitioned into remote work and virtual learning environments in March 2020 as a result of restrictions imposed by federal, state and local authorities in order to prevent and reduce the spread of COVID-19.

Our sales could be impacted in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending, the demand for our products and services and the availability of supply. Specifically, we experienced supply constraints in some of our larger product categories such as ink and technology products, and we may continue to face delays or difficulty sourcing these products.

Buy online pick up in store (“BOPIS”) transactions are included in our Retail Division results because they are fulfilled with retail store inventory and serviced by our retail store associates. Our BOPIS sales were $331 million in 2021 as compared to $358 million in 2020. We had a significant increase in BOPIS sales in 2020 due to an increase in online orders when the pandemic began. Our BOPIS sales increased 64% in 2021, when compared to 2019 prior to the impact of the pandemic.

Our business is considered to be essential by most local jurisdictions, and as a result, the substantial majority of our retail locations have remained open and operational with the appropriate safety measures in place during the COVID-19 pandemic, including a curbside pickup option. Since late in the first quarter of 2020, we have temporarily reduced our retail location hours by one to two hours daily, which continues to be in effect at the majority of our retail locations. We believe sales in our Retail Division may continue to be adversely impacted in the first quarter of 2022 and potentially longer. As there is uncertainty in the extent and duration of the impacts of the pandemic, we are unable to estimate the full impact at this time.

We have historically reported our comparable store sales, which relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes, natural disasters or epidemics/pandemics, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods, but may differ from measures used by other companies. Due to the reduction in our retail location hours due to COVID-19 during late in the first quarter of 2020, and the variability in COVID-19 related restrictions imposed by state and local governments such as occupancy levels and business regulations that can affect demand for our in-store products and services, comparable store sales is not a meaningful metric for 2021, and therefore is not provided.

The Retail Division operating income was $306 million in 2021 compared to $275 million in 2020, an increase of 11% year-over-year. As a percentage of sales, operating income increased approximately 140 basis points. The comparative increase in operating income in 2021 was mostly attributable to lower selling, general and administrative expenses resulting from continuous efforts to optimize costs, lower operating lease costs recognized as a result of store closures, and improved product margin. These improvements have more than offset the flow-through impact of lower sales in 2021. Our Retail Division operating income increased 42% in 2020 compared to 2019. As a percentage of sales, this reflects a year-over-year increase of approximately 220 basis points. The increase in operating income was mostly attributable to lower selling, general and administrative expenses resulting from continuous efforts to optimize costs. These improvements more than offset the flow-through impact of lower sales.

At the end of 2021, the Retail Division operated a total of 1,038 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands. Retail store opening and closing activity for the last three years has been as follows:

	Open at Beginning of Period	Closed	Opened	Open at End of Period
2019	1,361	54	—	1,307
2020	1,307	153	—	1,154
2021	1,154	116	—	1,038

Charges associated with store closures as part of a restructuring plan are reported in Asset impairments and Merger, restructuring and other operating expenses, net in the Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail stores and distribution center assets, and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to “Corporate” discussion below for additional information regarding expenses incurred to date.

OTHER

(In millions)	2021	2020	2019
Sales	$31	$22	$25
Other operating loss	$(29)	$(1)	$—

The operating results of our Varis operating segment, which was created in 2021 and includes the operating results of BuyerQuest since its acquisition on January 29, 2021, did not meet the criteria to be reported as a reportable segment as its results are not significant. Accordingly, the operating results of Varis are presented as Other. Sales of Varis were $5 million in 2021. Certain operations previously included in the International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are also not significant and have been presented as Other.

CORPORATE

The line items in our Consolidated Statements of Operations impacted by Corporate activities are presented in the table below, followed by a narrative discussion of the significant matters. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures.

(In millions)	2021	2020	2019
Asset impairments	$20	$182	$56
Merger and restructuring expenses, net	51	102	86
Total charges and credits impact on Operating income	$71	$284	$142

In addition to these charges and credits, certain selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Costs” below.

Asset impairments

Asset impairment charges are comprised of the following:

(In millions)	2021	2020	2019
Retail stores	$20	$60	$54
Goodwill and other intangible assets	—	115	2
Other	—	7	—
Total Asset impairments	$20	$182	$56

In 2021, 2020 and 2019, we recognized asset impairment charges of $20 million, $182 million and $56 million, respectively, related to our continuing operations. Of the asset impairment charges in 2021, $16 million was related to the impairment of operating lease ROU assets associated with our retail store locations, and the remainder was related to impairment of fixed assets. Of the asset impairment charges in 2020, $115 million was related to impairment of goodwill in our Contract reporting unit, $48 million was related to the impairment of operating lease ROU assets associated with our retail store locations, $12 million was related to impairment of fixed assets at these retail store locations, and the remaining related to a cost method investment and the write-down of intangible assets that are not currently used.

In addition to the impairment charges related to our continuing operations, we also recognized $252 million and $248 million in 2021 and 2020, respectively, related to impairment charges on goodwill and indefinite-lived intangible assets of our CompuCom division. These charges are presented as part of discontinued operations.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In 2021, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our restructuring programs, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value. Our retail store assets recoverability analyses in 2021 also included the impact of the COVID-19 pandemic on the operations of our retail stores as described in the “Retail Division” section. As discussed above, there is uncertainty regarding the impact of the COVID-19 pandemic on the results of our operations in the first quarter of 2022 and beyond, which could result in future impairments of store assets if deemed unrecoverable.

During the fourth quarter of 2021, we performed our annual impairment assessment, which was as of the first day of fiscal month December. We used a quantitative assessment for our Contract, CompuCom, and Varis reporting units, and qualitative assessments for all other reporting units. The Contract reporting unit is a component of our Business Solutions Division segment, and the Varis reporting unit comprises the Varis segment, which was created in 2021 and is presented in Other. The quantitative assessment for the Contract and Varis reporting units combined the income approach and the market approach valuation methodologies and concluded that the fair value of these reporting units exceed their carrying amounts. The margin of passage for the Contract reporting unit was 16%. The quantitative assessment for the CompuCom reporting unit was based on the fair value of the CompuCom Division, indicated by the terms of the sales and purchase agreement related to its sale, and resulted in an impairment charge of $112 million in the fourth quarter of 2021, reducing the goodwill for this reporting unit to zero. We had previously recorded a goodwill impairment charge of

$103 million for the CompuCom reporting unit during the second quarter of 2021, based on an interim quantitative goodwill impairment test that was determined to be required due to the continued macroeconomic impacts of COVID-19 on CompuCom’s current and projected future results of operations as further described below. These non-cash goodwill impairment charges associated with the CompuCom reporting unit totaling $215 million are presented within the Discontinued operations, net of tax line for 2021 in the accompanying Consolidated Statements of Operations. At December 25, 2021, the CompuCom reporting unit does not have remaining goodwill in the accompanying Consolidated Balance Sheets. We will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of our reporting units deteriorate in the future, including our Contract reporting unit which we are monitoring, it may cause the fair value of one or more of our reporting units to fall below their carrying amount, resulting in additional goodwill impairment charges. Further, while we are currently in a strong liquidity and capital position, a significant deterioration may have a material impact on our liquidity and capital in future periods.

Merger, restructuring and other operating expenses, net

We have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger, restructuring and other operating expenses, net on a separate line in the Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service our customers. These expenses are not included in the determination of Division operating income. Merger, restructuring and other operating expenses, net were $51 million in 2021, $102 million in 2020 and $86 million in 2019.

Maximize B2B Restructuring Plan

In May 2020, our Board of Directors approved a restructuring plan to realign our operational focus to support our “business-to-business” solutions and improve costs. Implementation of the Maximize B2B Restructuring Plan (as defined in Note 3. “Merger, Restructuring and Other Activity” in Notes to Consolidated Financial Statements) is expected to be substantially completed by the end of 2023. The Maximize B2B Restructuring Plan aims to generate savings through optimizing our retail footprint, removing costs that directly support our Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of our business-to-business platform. The plan is broader than restructuring programs we have implemented in the past and includes closing and/or consolidating retail stores and distribution facilities and the reduction of up to 13,100 employee positions by the end of 2023. We are evaluating the number and timing of retail store and distribution facility closures and/or consolidations. However, we generally expect that closures will approximate the store’s lease termination date. We closed 111 retail stores under the Maximize B2B Restructuring Plan in 2021. We had closed 70 retail stores and two distribution facilities in 2020 under the Maximize B2B Restructuring Plan. We anticipate that additional retail stores will be closed in 2022. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $111 million, comprised of:

(a)	severance and related employee costs of approximately $49 million;
(b)	facility closure costs of approximately $34 million, which are mainly related to retail stores; and
(c)	other costs, including contract termination costs, to facilitate the execution of the Maximize B2B Restructuring Plan of approximately $28 million.

The total costs of up to $111 million above are less than our estimate of total costs for this restructuring plan when it had commenced, mainly as a result of the reduction in the number of expected retail store and distribution facility closures based upon our most recent evaluation of economic factors that influence expected store closures. There could be further fluctuations in the estimate of total expected costs in the future and timing of such costs as a result of an assessment of general market conditions and changes in our business strategy, including the potential sale of our consumer business or the Separation described in Recent Developments above. In addition, the reduction of employee positions may also be impacted as a result of fewer retail store closures and the changes in our business strategy. These total estimated restructuring costs of up to $111 million above are expected to be cash expenditures through 2023 and funded primarily with cash on hand and cash from operations. We incurred $95 million in restructuring expenses to implement the Maximize B2B Restructuring Plan since its inception in 2020 and through 2021, of which $53 million were cash expenditures. Of these amounts, $6 million of restructuring expenses and $2 million of cash expenditures were related to CompuCom which is now presented in discontinued operations. As part of the optimization of our Retail footprint, potential closure prior to lease terms were considered. However, it is generally expected that closures would approximate their lease termination dates. Changes in future economic conditions and events may influence the decisions made which would not be a part of this plan. If stores are determined to be closed before the end of their lease term and the fair values of their assets are not sufficient to cover their carrying amounts, we may also incur non-cash asset impairment charges related to the operating lease ROU assets and fixed assets at these locations. The timing and amount of these future impairments will be dependent upon the decisions that will be made and whether the closures or disposals occur prior to the lease maturity dates or useful lives of the assets involved. Impairment charges on these assets, if any, will be reflected on the Asset impairments line item of our Consolidated Statements of Operations.

In 2021 we incurred $14 million, net, in restructuring expenses associated with the Maximize B2B Restructuring Plan, which consisted of $1 million in third-party professional fees, $18 million of facility closure, contract termination and other costs, partially offset by $2 million in reversal of employee severance accruals due to changes in estimates and a $3 million gain on sale of retail store assets. The facility closure costs were mainly related to retail store closure accruals and accelerated depreciation. In 2021, we made cash payments of $24 million associated with expenditures for the Maximize B2B restructuring plan.

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

During the second quarter of 2021, we received a third proposal from USR Parent, Inc. to acquire our consumer facing business, including our retail stores, and USR Parent, Inc. reiterated its intention to commence a tender offer if negotiations for an alternative transaction are not successful. Our Board of Directors is carefully reviewing this proposal with the assistance of its financial and legal advisors to determine the course of action that it believes is in the best interests of the Company and its shareholders. In November 2021, USR Parent, Inc. reaffirmed this third proposal to acquire the Company’s consumer business and announced its decision to abandon its previously announced intent to commence a tender offer for all of the outstanding shares of the Company. We incurred $5 million in third-party professional fees related to the evaluation of USR Parent, Inc.’s proposals 2021, including expenses incurred in connection with a CID from the FTC, which is conducting an investigation of USR Parent, Inc.’s proposals.

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

Planned Separation of Consumer Business

In May 2021, our Board of Directors unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies. We incurred $32 million in third-party professional fees associated with the planned Separation in 2021. As further discussed in Recent Developments above, we have determined to delay further work on the Separation in order to avoid incurring potentially unnecessary separation costs while we focus on a potential sale of the consumer business. If completed, we currently estimate that costs to complete the Separation will exceed $100 million, and are expected to relate primarily to third-party professional fees, retention payments to certain employees, and other costs directly related to the Separation, although such estimate is subject to a number of assumptions and uncertainties.

Other

Included in restructuring charges in 2020 and 2019 are $19 million and $68 million, respectively, of costs incurred in connection with our Business Acceleration Plan. These costs included third-party professional fees, retail and facility closure costs and other costs. The Business Acceleration Program was announced in 2019 and largely concluded at the end of 2020. In connection with the Business Acceleration Program, we closed 82 underperforming retail stores and one other facility in 2020, and seven other facilities, consisting of distribution centers and sales offices, were closed in 2019. Additionally, restructuring expenses in 2020 included $3 million in third-party professional fees incurred in connection with the Reorganization.

In 2021 we did not have transaction and integration expenses. We incurred $5 million in 2020 related to legal, accounting, and other third-party expenses incurred in connection with acquisitions and business integration activities.

Refer to Note 3. “Merger and Restructuring and Other Activity” in Notes to Consolidated Financial Statements for an extensive analysis of these Corporate charges.

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

Unallocated expenses were $91 million, $100 million, and $99 million in 2021, 2020, and 2019, respectively. The decrease in 2021 compared to 2020 is primarily due to lower Corporate incentive expenses associated with our overall performance and lower legal expenses.

Other Income and Expense

(In millions)	2021	2020	2019
Interest income	$1	$4	$22
Interest expense	(28)	(42)	(89)
Loss on extinguishment and modification of debt	—	(12)	—
Other income, net	24	6	21

Interest income includes $2 million in 2020 and $19 million in 2019 related to the Timber notes receivable, which matured in in January 2020, including amortization of the fair value adjustment recorded in purchase accounting.

In April 2020, we entered into the Third Amended Credit Agreement which provided for an aggregate principal amount of up to $1.3 billion asset-based revolving credit facility and asset-based FILO Term Loan Facility (as defined in Note 10. “Debt” in Notes to Consolidated Financial Statements), maturing in April 2025. We recorded $5 million and $6 million of interest expense in 2021 and 2020, respectively, related to the Third Amended Credit Agreement. We recorded $10 million and $40 million of interest expense in 2020 and 2019, respectively, related to the Term Loan Credit Agreement. In April 2020, we repaid the remaining balance under the Term Loan Credit Agreement in full and terminated it. We recognized $12 million of loss from the extinguishment and modification of debt related to this transaction in 2020, which primarily included the write-off of the remaining unamortized original issue discount and debt issuance costs of the Term Loan Credit Agreement. Refer to Note 10. “Debt” in Notes to Consolidated Financial Statements for additional information. We also recorded interest expense related to our finance lease obligations and revenue bonds in all periods presented.

Other income, net includes the pension credit related to the frozen OfficeMax pension and other benefit plans, as well as the pension credit related to the pension plan in the United Kingdom that has been retained by us in connection with the sale of the European Business. We also recorded $7 million of other income, net related to the release of certain liabilities of our former European Business in 2021.

Income Taxes

(In millions)	2021	2020	2019
Income tax expense	$44	$25	$51
Effective income tax rate*	19%	(66)%	29%

*	Income taxes as a percentage of income from continuing operations before income taxes.

During 2021 and 2020, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to limited international operations and improved operating results. Our effective tax rates were 19%, (66%) and 29% in 2021, 2020 and 2019 respectively. In 2021, our effective rate was primarily impacted by the recognition of a tax windfall associated with stock-based compensation awards and recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate to differ from the statutory rate of 21%. Our effective tax rate for prior periods has varied considerably primarily due to the impact of goodwill impairment, state taxes, excess tax deficiencies associated with stock-based compensation awards and certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

We file a U.S. Federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal and state and local income tax examinations for years before 2019 and 2016, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. Federal income tax examination and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years prior to 2016. Our U.S. Federal income tax returns for 2020 are currently under review. Generally, we are subject to routine examination for years 2016 and forward in our international tax jurisdictions.

Refer to Note 6. “Income Taxes” in Notes to Consolidated Financial Statements for additional tax discussion.

Discontinued Operations

Refer to Note 17. “Discontinued Operations” in Notes to Consolidated Financial Statements for information regarding the CompuCom Division which is accounted for as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At December 25, 2021, we had $514 million in cash and cash equivalents, a decrease of $215 million from December 26, 2020. In addition, at the end of fiscal 2021 we had $877 million of available credit under the Third Amended Credit Agreement (as defined in Note 10. “Debt” in Notes to Consolidated Financial Statements) based on the December 2021 borrowing base certificate, for a total liquidity of approximately $1.4 billion, decreased from $1.7 billion at the end of fiscal 2020. Excluding CompuCom, which was sold on December 31, 2021, we have $776 million of available credit under the Third Amended Credit Agreement. Despite the weaker global economic conditions and the uncertainties related to the impacts of the COVID-19 pandemic, we currently believe that as a result of our strong financial position, including our cash and cash equivalents on hand, availability of funds under the Third Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, the potential sale or Separation of our consumer business, and future acquisitions consistent with our strategic growth initiatives for at least twelve months from the date of this Annual Report. From time to time, we may prepay outstanding debt and/or restructure or refinance debt obligations. As the impact of the COVID-19 pandemic on the global and national economies and our operations evolve, we will continue to assess our liquidity needs.

Financing

As disclosed in Note 10. “Debt” in Notes to Consolidated Financial Statements, on April 17, 2020, we entered into the Third Amended and Restated Credit Agreement, which provides for a $1.2 billion asset-based revolving credit facility and a $100 million asset-based FILO Term Loan Facility, for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature in April 2025. The Third Amended and Restated Credit Agreement replaces our then existing amended and restated credit agreement that was due to mature in May 2021. Upon the closing of the transaction, we made an initial borrowing in the amount of $400 million under the New Facilities. These proceeds, along with available cash on hand, were used to repay in full the remaining $388 million balance under the Term Loan Credit Agreement and terminate it and to repay approximately $66 million of other debt and related interest. We recognized $12 million of loss from the extinguishment and modification of debt related to this transaction in the second quarter of 2020, which primarily included the write-off of the remaining unamortized original issue discount and debt issuance costs of the Term Loan Credit Agreement as of the closing date of the transaction. During the third quarter of 2020, we repaid $300 million of revolving loans outstanding under the Third Amended Credit Agreement.

There were no revolving loans outstanding, $100 million of outstanding FILO Term Loan Facility loans, and $49 million of outstanding standby letters of credit under the Third Amended Credit Agreement at the end of 2021, and we were in compliance with all applicable covenants as of December 25, 2021.

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

We announced a plan to pursue a separation of the Company into two independent, publicly traded companies, expected to be structured as a tax-free spin-off of our consumer business. The Separation was intended to be completed in the middle of 2022, subject to customary conditions as disclosed herein, however, as further discussed in Recent Developments above, we have determined to delay further work on the Separation in order to avoid incurring potentially unnecessary separation costs while we focus on a potential sale of the consumer business. If completed, we expect to incur significant costs in connection with the planned Separation, which we currently estimate to exceed $100 million, although such estimate is subject to a number of assumptions and uncertainties. We also expect to incur significant costs associated with exploring the potential sale of our consumer business, which are expected to relate primarily to third-party professional fees, including legal fees. Refer to the “Recent Developments” section for further information. There can be no assurances regarding the ultimate timing of the Separation or that an alternative transaction will be completed.

Capital Expenditures

In 2022, we expect to incur capital expenditures of up to approximately $110 million, including investments to support our business priorities. These expenditures will be funded through available cash on hand and operating cash flows.

Capital Return Programs – Share Repurchases and Dividends

In May 2021, our Board of Directors approved a new stock repurchase program of up to $300 million, available through June 30, 2022, which replaced the Company’s then existing $200 million stock repurchase program. On November 16, 2021, the Company entered into an ASR to repurchase shares of our common stock in exchange for an up-front payment $150 million and increased the authorization to $450 million. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, will be determined based on the volume weighted-average price of our stock during the purchase period less a discount. The repurchase period runs through June 2022. We received 2.8 million shares of our common stock at the initiation of the ASR, which has increased treasury stock by $120 million, and the $30 million additional up-front payment was accounted for as a reduction in additional paid in capital. The ASR is a forward contract indexed to our common stock and met all of the applicable criteria for equity classification; therefore, it was not accounted for as a derivative instrument. Expenses incurred in connection with the ASR were recorded as a charge to additional paid in capital. Our Board of Directors reviewed the existing capital allocation programs in connection with the sale of CompuCom, and on December 31, 2021, authorized an additional $200 million for share repurchases under the existing stock repurchase program, for a total authorization of $650 million. The new authorization may be suspended or discontinued at any time. Under the new stock repurchase program, we repurchased approximately 6 million shares at the cost of $277 million in 2021.

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

In May 2020, in order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, our Board of Directors suspended the Company’s quarterly cash dividend beginning in the second quarter of fiscal 2020. There was no quarterly cash dividend declared and paid in fiscal 2021, and our quarterly cash dividend remains suspended. Prior to its suspension, dividends have been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

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

CASH FLOWS

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

(In millions)	2021	2020	2019
Operating activities of continuing operations	$344	$425	$380
Investing activities of continuing operations	(75)	746	(109)
Financing activities of continuing operations	(459)	(1,193)	(200)

Operating Activities from Continuing Operations

Cash provided by operating activities from continuing operations was $344 million in 2021, compared to $425 million in 2020. This decrease in cash flows from operating activities was primarily driven by $103 million less cash inflows from working capital, partially offset by $39 million more income from operations, after adjusting for non-cash charges. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. In 2021, the primary driver for less inflows from working capital improvements was the increase in our receivables as a result of more sales on credit in 2021, as compared to a reduction in receivables in 2020 due to the impacts of COVID-19. Working capital was also impacted by a smaller decrease in our inventories.

Cash provided by operating activities of continuing operations increased by $45 million during 2020 when compared to 2019. This increase was primarily driven by $158 million more cash inflow from working capital, partially offset by $89 million less usage of deferred tax assets against current obligations and $24 million less net income after adjusting for non-cash charges.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements.

Investing Activities from Continuing Operations

Cash used by investing activities from continuing operations was $75 million in 2021, which was primarily driven by $29 million in business acquisitions, net of cash acquired, and $73 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities. These outflows were partially offset by the cash proceeds from our company-owned life insurance policies of $22 million and proceeds from sale of assets of $5 million.

Cash provided in investing activities of continuing operations was $746 million in 2020, primarily driven by the cash proceeds from the collection of the Timber notes receivable of $818 million, and partially offset by $30 million in business acquisitions, net of cash acquired, and $58 million in capital expenditures. These outflows were partially offset by the cash proceeds from our company-owned life insurance policies of $13 million and proceeds from sale of assets of $3 million.

Financing Activities from Continuing Operations

Cash used in financing activities of continuing operations was $459 million in 2021. The cash outflow in 2021 primarily consisted of $125 million of net payments on short- and long-term borrowings activity related to our debt, including retirement, $277 million in repurchases of common stock including commission, $30 million advance payment for accelerated share repurchase and $26 million share purchases for taxes, net of proceeds, for employee share-based transactions.

Cash used in financing activities of continuing operation was $1.2 billion in 2020, primarily driven by activity related to our debt, which included $735 million Non-recourse debt retirement, $388 million Term Loan Credit Agreement retirement, $64 million on borrowings associated with our company-owned life insurance policies, $300 million of payments under our Third Amended Credit Agreement, $41 million net repayments on other long- and short-term borrowings, $9 million revenue bond maturity, and $6 million of debt related fees, offset by $400 million of debt proceeds under the Third Amended Credit Agreement. We also used $13 million in payment of cash dividends and $30 million in repurchases of common stock, including commissions.

Discontinued Operations

Cash provided by (used in) operating, investing and financing activities of discontinued operations is summarized as follows:

(In millions)	2021	2020	2019
Operating activities of discontinued operations	$2	$60	$(14)
Investing activities of discontinued operations	(4)	(10)	(10)
Financing activities of discontinued operations	—	—	(12)

Cash provided by operating activities from discontinued operations was $2 million in 2021, compared to $60 million in 2020. The change in operating cash flows of discontinued operations in the comparative period was primarily driven by more cash outflows from working capital in discontinued operations in 2021. Cash provided by operating activities from discontinued operations increased by $74 million in 2020 compared to 2019.

Cash used in investing activities from discontinued operations was $4 million in 2021, compared to $10 million in 2020. The change in investing cash flows of discontinued operations in the comparative period reflects the reduction in capital expenditures in discontinued operations. Cash used in investing activities from discontinued operations was $10 million in 2019.

Contractual Obligations

Contractual obligations for future payments at December 25, 2021 primarily relate to operating and finance lease commitments, obligations under our long-term debt, and purchase commitments.

Operating and financing leases represent minimum required lease payments during the noncancelable lease term. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities, and maintenance, which are not included in our estimated lease obligation. Refer to Note 11. “Leases” in Notes to Consolidated Financial Statements for the maturities of our operating and finance lease obligations.

Long-term debt obligations consist primarily of expected payments of principal and interest on our $100 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement and $76 million of revenue bonds at various interest rates. Refer to Note 10. “Debt” in Notes to Consolidated Financial Statements for the maturities of our long-term debt obligations.

Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding on us that meet any of the following criteria: (1) they are non-cancelable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If the obligation is non-cancelable, the entire value of the contract is included as a purchase obligation. If the obligation is cancelable, but we would incur a penalty if cancelled, the dollar amount of the penalty is included as a purchase obligation. If we can unilaterally terminate an agreement simply by providing a certain number of days’ notice or by paying a termination fee, the amount of the termination fee or the amount that would be paid over the “notice period” is included as a purchase obligation. As of December 25, 2021, purchase obligations include marketing services, outsourced accounting services, certain fixed assets and software licenses, service and maintenance contracts for information technology and communication.

Our Consolidated Balance Sheet as of December 25, 2021 includes $159 million classified as Deferred income taxes and other long-term liabilities. Deferred income taxes and other long-term liabilities primarily consist of net long-term deferred income taxes, deferred lease credits, long-term restructuring accruals, certain liabilities under our deferred compensation plans, accruals for uncertain tax positions, and environmental accruals. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Consolidated Financial Statements for a discussion of our restructuring accruals and Note 6. “Income Taxes” in Notes to Consolidated Financial Statements for additional information regarding our deferred tax positions and accruals for uncertain tax positions.

Our Consolidated Balance Sheet as of December 25, 2021 also includes $7 million of current and non-current pension and postretirement obligations. Our estimate is that payments in future years will total $33 million. This estimate represents the minimum contributions required per Internal Revenue Service funding rules and our estimated future payments under pension and postretirement plans. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, healthcare cost trends, benefit payment patterns and other factors. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. Refer to Note 14. “Employee Benefit Plans” in Notes to Consolidated Financial Statements for additional information.

In addition to the above, we have outstanding standby letters of credit totaling $49 million at December 25, 2021.

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

Important assumptions used in these projections include an assessment of future overall economic conditions, our ability to control future costs, maintain aspects of positive performance, and successfully implement initiatives designed to enhance sales and gross margins. Our assumptions in 2021 also included the impact of the COVID-19 pandemic on store asset recoverability. Due to the nature of products sold, our retail stores were considered to be essential by most local jurisdictions and as a result, the substantial majority of our retail stores have remained open and operational with the appropriate safety measures in place since the beginning of the COVID-19 outbreak, including a curbside pickup option. Since late in the first quarter of 2020, we have temporarily reduced retail location hours by one to two hours daily, which continues to be in effect at the majority of our retail locations. Our recoverability assessment in 2021 included evaluating the impact of these developments. To the extent our estimates of future performance are not realized, future assessments could result in material impairment charges.

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

Other intangible assets primarily include customer relationship values and, trade names and technology, which primarily related to the CompuCom acquisition and OfficeMax merger. The customer relationship and trade name related to CompuCom are classified within Assets Held for Sale in the Consolidated Financial Statements. The original valuation of our customer relationship values assumed continuation of attrition rates previously experienced with these businesses and synergy benefits from the transactions. If we experience an unanticipated decline in sales or profitability associated with these customers, the remaining useful life will be reassessed and could result in either acceleration of amortization or impairment.

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

Economic Factors — Our customers in the Retail Division and certain of our customers in the Business Solutions Division are small and home office businesses. Accordingly, spending by these customers is affected by macroeconomic conditions, such as changes in the housing market and commodity costs, credit availability, inflation and other factors.

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

The impact on cash and cash equivalents held at December 25, 2021, from a hypothetical 50-basis-point change in interest rates, would be an increase or decrease in interest income of approximately $3 million or $1 million, respectively. The impact on our New Facilities loans at December 25, 2021, from a hypothetical 50-basis-point change in interest rates, would be an increase in interest expense of less than $1 million.

The following table provides information about our debt portfolio outstanding as of December 25, 2021, that is sensitive to changes in interest rates. The following table does not include our obligations for pension plans and other postretirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. Refer to Note 14. “Employee Benefit Plans” in Notes to Consolidated Financial Statements for additional information about our pension plans and other postretirement benefits obligations.

	2021			2020
(In millions)	Carrying Amount	Fair Value	Risk Sensitivity	Carrying Amount	Fair Value	Risk Sensitivity
Financial liabilities:
Recourse debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	$100	$100	$1	$100	$100	$1
Revenue bonds, due in varying amounts periodically through 2029	$75	$76	$2	$176	$177	$3
American & Foreign Power Company, Inc. 5% debentures, due 2030	$15	$16	$1	$15	$14	$1

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50-basis-point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50-basis-point change in interest rates prevailing at year-end.

Foreign Exchange Rate Risk

We conduct business through our entities in Canada and China, where their functional currency is not the U.S. dollar. We continue to assess our exposure to foreign currency fluctuations against the U.S. dollar. As of December 25, 2021, a 10% change in the applicable foreign exchange rates would have resulted in an increase or decrease in our pretax earnings from continuing operations of less than $1 million.

Commodities Risk

We operate a large network of stores and delivery centers. As such, we purchase fuel needed to transport products to our retail stores and customers as well as pay shipping costs to import products from overseas. We are exposed to potential changes in the underlying commodity costs associated with this transport activity.

We may enter into economic hedge transactions for a portion of our anticipated fuel consumption. These arrangements are marked to market at each reporting period. Some of these arrangements may not be designated as hedges for accounting purposes and changes in value are recognized in current earnings through the Cost of goods sold and occupancy costs line in the Consolidated Statements of Operations. Those that are designated as hedges for accounting purposes are also marked to market at each reporting period, with the change in value deferred in accumulated other comprehensive income until the related fuel is consumed. Currently, these economic hedging transactions are not considered material. As of December 25, 2021, excluding the impact of any hedge transaction, a 10% change in domestic commodity costs would have resulted in an increase or decrease in our operating profit of approximately $6 million.

SEASONALITY

Our business experiences a certain level of seasonality, with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter for our Business Solutions and Retail Divisions. Certain working capital components may build and recede during the year reflecting established selling cycles. Business cycles can and have impacted our operations and financial position when compared to other periods. During 2021, the timing and duration of our back-to-business and back-to-school sales cycles were impacted by the COVID-19 pandemic. Refer to “COVID-19 Update” in MD&A for additional information.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that, as of December 25, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 25, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 25, 2021.

Our internal control over financial reporting as of December 25, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The ODP Corporation

Boca Raton, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The ODP Corporation and subsidiaries (the “Company”) as of December 25, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended December 25, 2021, of the Company and our report dated February 23, 2022 expressed an unqualified opinion on those financial statements.

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

Boca Raton, Florida

February 23, 2022

REFERENCE TO THE PROXY STATEMENT

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers is set forth under the caption “Information About Our Executive Officers” within Who Manages Our Business of this Annual Report.

Information required by this item with respect to our directors and the nomination process will be contained under the headings “Election of Directors” and “Corporate Governance,” respectively, in the proxy statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) within 120 days after the end of our fiscal year, which information is incorporated by reference in this Annual Report.

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

The report of the Company’s independent registered public accounting firm (PCAOB ID: 34) with respect to the above-referenced financial statements and their report on internal control over financial reporting are included in Item 8 and Item 9A of this Form 10-K. Their consent appears as Exhibit 23.1 of this Form 10-K.

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

10.7

Employment Agreement between Office Depot, Inc. and Gerry P. Smith (Incorporated by reference from Exhibit 10.1 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on January 30, 2017).*

10.8

2017 Non-Qualified Stock Option Award Agreement between Office Depot, Inc. and Gerry P. Smith (Incorporated by reference from Exhibit 10.2 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on January 30, 2017).*

10.9

2017 Restricted Stock Unit Award Agreement between Office Depot, Inc. and Gerry P. Smith (Incorporated by reference from Exhibit 10.3 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on January 30, 2017).*

Exhibit Number	Exhibit

10.10	Form of Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 99.3 of Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).*

10.11

The Office Depot, Inc. Executive Change in Control Severance Plan effective August 1, 2014 (Incorporated by reference from Exhibit 10.1 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2014).*

10.12	Amendment to Office Depot, Inc. Executive Change in Control Severance Plan effective as of August 10, 2020.*

10.13	Form of Office Depot, Inc. Indemnification Agreement (Incorporated by reference from Exhibit 10.63 of Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2018).*

10.14	Form of Restricted Stock Unit Agreement (Executives) (Incorporated by reference from Exhibit 10.4 of Office Depot, Inc.’s Quarterly Report on Form 8-K, filed with the SEC on May 8, 2019).*

10.15	Form of FCF Performance Share Award Agreement (Executives) (Incorporated by reference from Exhibit 10.5 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 8, 2019).*

10.16	Form of TSR Performance Share Award Agreement (Executives) (Incorporated by reference from Exhibit 10.6 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 8, 2019).*

10.17	Letter Agreement between Office Depot, Inc. and Mick Slattery (Incorporated by reference from Exhibit 10.1 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 25, 2019).*

10.18

Letter Agreement, dated May 14, 2020, between Office Depot, Inc. and D. Anthony Scaglione (Incorporated by reference from Exhibit 10.1 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 18, 2020).*

10.19

Amendment to Employment Agreement, dated July 1, 2020, by and between The ODP Corporation, Office Depot, LLC and Gerry P. Smith (Incorporated by reference from Exhibit 10.2 of The ODP Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2020).*

10.20

Assignment and Assumption Agreement, as of June 30, 2020, by and between The ODP Corporation and Office Depot, LLC (Incorporated by reference from Exhibit 10.1 of The ODP Corporation’s Form 8-K12B, filed with the SEC on July 1, 2020).

10.21

Cooperation Agreement, by and among HG Vora Capital Management, LLC and The ODP Corporation, dated January 25, 2021 (Incorporated by reference from Exhibit 10.1 of The ODP Corporation’s Form 8-K, filed with the SEC on January 26, 2021).

10.22

First Amendment to the Cooperation Agreement, by and among HG Vora Capital Management, LLC and The ODP Corporation, dated December 30, 2021 (Incorporated by reference from Exhibit 10.1 of The ODP Corporation’s Form 8-K, filed with the SEC on January 3, 2022).

10.23	The ODP Corporation 2021 Long-Term Incentive Plan (Incorporated by reference from Annex 1 of The ODP Corporation’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 12, 2021).*

10.24	Form of 2021 Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.2 of The ODP Corporation’s Form 8-K, filed with the SEC on April 21, 2021).*

10.25

Form of 2021 Lump Sum Restricted Stock Unit Award Agreement (Non-Employee Directors) (Incorporated by reference from Exhibit 10.3 of The ODP Corporation’s Form 8-K, filed with the SEC on April 21, 2021).*

10.26

Form of 2021 Installment Payment Restricted Stock Unit Award Agreement (Non-Employee Directors) (Incorporated by reference from Exhibit 10.4 of The ODP Corporation’s Form 8-K, filed with the SEC on April 21, 2021).*

10.27	Form of 2021 FCF Performance Share Award Agreement (Incorporated by reference from Exhibit 10.5 of The ODP Corporation’s Form 8-K, filed with the SEC on April 21, 2021).*

10.28	Form of 2021 TSR Performance Share Award Agreement (Incorporated by reference from Exhibit 10.6 of The ODP Corporation’s Form 8-K, filed with the SEC on April 21, 2021).*

10.29

Executive Transition Agreement, dated as of September 28, 2021, by and between The ODP Corporation and N. David Bleisch (Incorporated by reference from Exhibit 10.1 of The ODP Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 3, 2021).*

10.30	Securities Purchase Agreement with Lincoln Merger Sub Two LLC, CompuCom Super Holdings LLC, and Project Heritage Acquisition, LLC, dated December 31, 2021.

Exhibit Number	Exhibit

21	List of The ODP Corporation’s Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of February 2022.

THE ODP CORPORATION

By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 23, 2022.

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
David M. Szymanski

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The ODP Corporation

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The ODP Corporation and subsidiaries (the "Company") as of December 25, 2021 and December 26, 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three fiscal years in the period ended December 25, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 25, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill — Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The Company’s consolidated goodwill balance was $464 million at December 25, 2021. Goodwill is tested for impairment by management at least annually at the reporting unit level, or more often if an indicator of impairment is present, by comparing allocated carrying value of goodwill to the estimated fair value of the respective reporting unit or through a qualitative assessment to determine whether it is not more likely than not that the fair value of the reporting units is less than their respective carrying amounts. The determination of fair value of the reporting units, or events and conditions affecting fair value in the case of a qualitative analysis, require management to make significant estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital for each reporting unit. An adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the financial statements.

During the second quarter of 2021, the Company determined that, due to the sustained impacts of the COVID-19 pandemic, an indicator of potential impairment existed and performed an interim quantitative goodwill impairment test for its CompuCom reporting unit. The Company used the market and discounted cash flow approaches to determine the fair value of its CompuCom reporting unit and recognized an impairment charge of $114 million for the CompuCom reporting unit.

As of November 21, 2021, the Company performed its annual impairment assessment. The annual impairment assessment was performed using a quantitative assessment for the Contract, Varis and CompuCom reporting units. Based upon these tests, it was concluded that the fair value of the Contract and Varis reporting units exceeded their carrying amounts. The margin of passage for the Contract reporting unit was 16% and for Varis was 35%. The quantitative assessment of the CompuCom reporting unit was based on the fair value of the CompuCom division on its date of sale, December 31, 2021. As the sale resulted in a significant loss, the remaining goodwill balance of $112M was written down to $0.

Given the significant judgments made by management to estimate the fair value of the CompuCom, Contract, and Varis reporting units, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, cost of sales, expenses, and the weighted-average cost of capital, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments related to forecasts of future revenues, cost of sales, expenses, and weighted-average cost of capital for the CompuCom, Contract, and Varis reporting units included the following, among others:

•	We tested the effectiveness of controls relating to management’s goodwill impairment tests, including those over the forecasts and the weighted-average cost of capital.

•

We assessed the reasonableness of the various scenarios considered by management, which included multiple scenarios for the CompuCom, Contract, and Varis reporting units in which each scenario contained independent assumptions of economic recovery and future cash flow estimates. We then assessed the reasonableness of the weighting applied by management to the various scenarios. Once the scenarios had the weighting applied, we then assessed the reasonableness of the forecast selected to be used in the quantitative test.

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

•

We evaluated the reasonableness of the determined company-specific risk premium (CSRP) added to the weighted-average cost of capital through assessing the de-risked cash flow assumptions for the Contract and CompuCom reporting units.

•	We developed a range of independent estimates based on the key inputs into the discounted cash flow model and compared those to the assumptions used by management.

•

With the assistance of our fair value specialists, we evaluated the valuation methodology and assumptions used to determine the fair value of the CompuCom, Contract, and Varis reporting units, such as the weighted average cost of capital, by

o	Testing the underlying source information and mathematical accuracy of the calculations
o	For the weighted-average cost of capital, comparing the amount used by management to the amounts associated with other technology services companies with a similar risk profile; and
o	Evaluating the interaction between the weighted-average cost of capital and the forecasts to understand and sensitize management’s assumptions regarding risk inherent in the forecast.

/s/ DELOITTE & TOUCHE LLP

Boca Raton, Florida

February 23, 2022

We have served as the Company's auditor since 1990.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	2021	2020	2019
Sales	$8,465	$8,872	$9,667
Cost of goods sold and occupancy costs	6,602	6,921	7,412
Gross profit	1,863	1,951	2,255
Selling, general and administrative expenses	1,558	1,661	1,889
Asset impairments	20	182	56
Merger, restructuring and other operating expenses, net	51	102	86
Operating income	234	6	224
Other income (expense):
Interest income	1	4	22
Interest expense	(28)	(42)	(89)
Loss on extinguishment and modification of debt	—	(12)	—
Other income, net	24	6	21
Income (loss) from continuing operations before income taxes	231	(38)	178
Income tax expense	44	25	51
Net income (loss) from continuing operations	187	(63)	127
Discontinued operations, net of tax	(395)	(256)	(28)
Net income (loss)	$(208)	$(319)	$99
Basic earnings (loss) per share
Continuing operations	$3.54	$(1.20)	$2.32
Discontinued operations	(7.47)	(4.85)	(0.50)
Net basic earnings (loss) per share	$(3.93)	$(6.05)	$1.82
Diluted earnings (loss) per share
Continuing operations	$3.42	$(1.20)	$2.29
Discontinued operations	(7.21)	(4.85)	(0.50)
Net diluted earnings (loss) per share	$(3.79)	$(6.05)	$1.79

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	2021	2020	2019
Net income (loss)	$(208)	$(319)	$99
Other comprehensive income, net of tax, where applicable:
Foreign currency translation adjustments	—	2	21
Change in deferred pension, net of $6 million, $7 million and $6 million of deferred income taxes in 2021, 2020 and 2019, respectively	26	32	12
Total other comprehensive income, net of tax, where applicable	26	34	33
Comprehensive income (loss)	$(182)	$(285)	$132

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	December 25,	December 26,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$514	$729
Receivables, net	495	442
Inventories	859	916
Prepaid expenses and other current assets	52	49
Current assets held for sale	469	219
Total current assets	2,389	2,355
Property and equipment, net	477	542
Operating lease right-of-use assets	936	1,107
Goodwill	464	394
Other intangible assets, net	54	57
Deferred income taxes	219	218
Other assets	326	319
Noncurrent assets held for sale	—	622
Total assets	$4,865	$5,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$950	$857
Accrued expenses and other current liabilities	994	1,050
Income taxes payable	11	10
Short-term borrowings and current maturities of long-term debt	20	24
Current liabilities held for sale	290	152
Total current liabilities	2,265	2,093
Deferred income taxes and other long-term liabilities	159	172
Pension and postretirement obligations, net	22	42
Long-term debt, net of current maturities	228	354
Operating lease liabilities	753	935
Noncurrent liabilities held for sale	—	138
Total liabilities	3,427	3,734
Commitments and contingencies
Stockholders’ equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 64,704,979 at December 25, 2021 and 62,551,255 at December 26, 2020; outstanding shares — 48,455,951 at December 25, 2021 and 52,694,062 at December 26, 2020	1	1
Additional paid-in capital	2,692	2,675
Accumulated other comprehensive loss	(6)	(32)
Accumulated deficit	(617)	(409)
Treasury stock, at cost — 16,249,028 shares at December 25, 2021 and 9,857,193 shares at December 26, 2020	(632)	(355)
Total stockholders’ equity	1,438	1,880
Total liabilities and stockholders’ equity	$4,865	$5,614

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(208)	$(319)	$99
Loss from discontinued operations, net of tax	(395)	(256)	(28)
Net income (loss) from continuing operations	187	(63)	127
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	146	157	165
Amortization of debt discount and issuance costs	2	3	8
Charges for losses on receivables and inventories	22	33	25
Asset impairments	20	182	56
(Gain) loss on disposition of assets, net	(5)	4	(24)
Loss on extinguishment and modification of debt	—	12	—
Compensation expense for share-based payments	38	41	33
Deferred income taxes and deferred tax asset valuation allowances	(6)	11	100
Changes in assets and liabilities:
Decrease (increase) in receivables	(61)	185	26
Decrease in inventories	35	76	14
Net decrease in prepaid expenses, operating lease right-of-use assets, and other assets	281	304	329
Net decrease in trade accounts payable, accrued expenses, operating lease liabilities, and other current and other long-term liabilities	(312)	(519)	(481)
Other operating activities	(3)	(1)	2
Total adjustments	157	488	253
Net cash provided by operating activities of continuing operations	344	425	380
Net cash provided by (used in) operating activities of discontinued operations	2	60	(14)
Net cash provided by operating activities	346	485	366
Cash flows from investing activities:
Capital expenditures	(73)	(58)	(140)
Businesses acquired, net of cash acquired	(29)	(30)	(22)
Proceeds from collection of notes receivable	—	818	—
Proceeds from disposition of assets	5	3	50
Settlement of company-owned life insurance policies	22	13	5
Other investing activities	—	—	(2)
Net cash provided by (used in) investing activities of continuing operations	(75)	746	(109)
Net cash used in investing activities of discontinued operations	(4)	(10)	(10)
Net cash provided by (used in) investing activities	(79)	736	(119)
Cash flows from financing activities:
Net payments on long and short-term borrowings	(25)	(341)	(98)
Debt retirement	(100)	(1,196)	(735)
Debt issuance	—	400	736
Cash dividends on common stock	—	(13)	(55)
Share purchases for taxes, net of proceeds from employee share-based transactions	(26)	(5)	(9)
Repurchase of common stock for treasury and advance payment for accelerated share repurchase	(307)	(30)	(40)
Other financing activities	(1)	(8)	1
Net cash used in financing activities of continuing operations	(459)	(1,193)	(200)
Net cash used in financing activities of discontinued operations	—	—	(12)
Net cash used in financing activities	(459)	(1,193)	(212)
Effect of exchange rate changes on cash and cash equivalents	—	1	5
Net increase (decrease) in cash, cash equivalents and restricted cash	(192)	29	40
Cash, cash equivalents and restricted cash at beginning of period	729	700	660
Cash, cash equivalents and restricted cash at end of period	537	729	700
Less: cash and cash equivalents of discontinued operations	(23)	—	—
Cash, cash equivalents and restricted cash at end of period — continuing operations	$514	$729	$700
Supplemental information on operating, investing, and financing activities
Cash interest paid, net of amounts capitalized and Timber notes/Non-recourse debt	$25	$40	$61
Cash taxes paid (refunded), net	43	(14)	(43)
Right-of-use assets obtained in exchange for new finance lease liabilities	3	29	27
Right-of-use assets obtained in exchange for new operating lease liabilities	127	117	327
Business acquired in exchange for common stock issuance	35	—	—

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 29, 2018	61,417,070	$1	$2,682	$(99)	$(173)	$(285)	$2,126
Net income	—	—	—	—	99	—	99
Other comprehensive income	—	—	—	33	—	—	33
Exercise and release of incentive stock (including income tax benefits and withholding)	625,407	—	(8)	—	—	—	(8)
Amortization of long-term incentive stock grants	—	—	33	—	—	—	33
Dividends paid on common stock ($1.00 per share)	—	—	(55)	—	—	—	(55)
Repurchase of common stock	—	—	—	—	—	(40)	(40)
Adjustment for adoption of accounting standard	—	—	—	—	(15)	—	(15)
Acquisition escrow shares returned	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Balance at December 28, 2019	62,042,477	1	2,652	(66)	(89)	(325)	2,173
Net loss	—	—	—	—	(319)	—	(319)
Other comprehensive income	—	—	—	34	—	—	34
Exercise and release of incentive stock (including income tax benefits and withholding)	508,778	—	(5)	—	—	—	(5)
Amortization of long-term incentive stock grants	—	—	41	—	—	—	41
Dividends paid on common stock ($0.25 per share)	—	—	(13)	—	—	—	(13)
Repurchase of common stock	—	—	—	—	—	(30)	(30)
Adjustment for adoption of accounting standard	—	—	—	—	(1)	—	(1)
Balance at December 26, 2020	62,551,255	$1	$2,675	$(32)	$(409)	$(355)	$1,880
Net loss	—	—	—	—	(208)	—	(208)
Other comprehensive income	—	—	—	26	—	—	26
Exercise and release of incentive stock (including income tax benefits and withholding)	1,326,226	—	(26)	—	—	—	(26)
Amortization of long-term incentive stock grants	—	—	38	—	—	—	38
Repurchase of common stock and advance payment for accelerated share repurchase	—	—	(30)	—	—	(277)	(307)
Common stock issuance related to the BuyerQuest acquisition	827,498	—	35	—	—	—	35
Balance at December 25, 2021	64,704,979	$1	$2,692	$(6)	$(617)	$(632)	$1,438

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The ODP Corporation including its consolidated subsidiaries (“ODP” or the “Company”), is a leading provider of business services and supplies, products and digital workspace technology solutions to small, medium-sized and enterprise businesses. The Company operates through its direct and indirect subsidiaries and maintains a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 1,038 retail stores. Through its banner brands Office Depot®, OfficeMax®, and Grand & Toy®, as well as others, the Company offers its customers the tools and resources they need to focus on starting, growing and running their business. The Company’s corporate headquarters is located in Boca Raton, FL, and its primary website is www.officedepot.com.

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

At December 25, 2021, the Company had two reportable segments (or “Divisions”): Business Solutions Division and Retail Division. During the third quarter of 2021, the Company’s Board of Directors provided their alignment with management’s commitment to a plan to sell its CompuCom Division through a single disposal group. Accordingly, that business is presented herein as discontinued operations. The Company has reclassified the financial results of the CompuCom Division to Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. The Company also reclassified the related assets and liabilities as assets and liabilities held for sale on the accompanying Consolidated Balance Sheets. Cash flows from the Company’s discontinued operations are presented in the Consolidated Statements of Cash Flows for all periods. The sale of the CompuCom Division was completed on December 31, 2021. Refer to Note 17 for additional information.

As a result of the CompuCom Division’s presentation as discontinued operations, the Company’s level of service revenue is below 10% of the Company’s total revenue for all periods presented and accordingly, revenues and cost of sales from services and products are not separately disclosed in the Company’s Consolidated Statements of Operations. Prior period amounts have been reclassified to conform to the current period presentation.

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

Delay of Planned Separation of Consumer Business: As previously announced, in May 2021, the Company’s Board of Directors unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies. When the plan was announced, the Company expected to structure it as a tax-free spin-off of the Company’s B2B related operations. Following further review, the Company determined that it should utilize the flexibility created by the holding company reorganization in 2020 to structure the separation as a tax-free spin-off of the Company’s consumer business, with the Company retaining its B2B related operations (the “Separation”), as further described below. The Company believes that this modified approach will be more efficient considering that it is expected that the majority of the Company’s current management team and Directors will remain with the B2B business which will continue to be owned by “The ODP Corporation.” Each company is expected to have a unique and highly focused strategy and investment profile, as follows:

•

ODP – a leading B2B solutions provider serving small, medium and enterprise level companies, will consist of several operating companies, including the contract sales channel of ODP’s current Business Solutions Division, which will be renamed ODP Business Solutions, and ODP’s newly formed B2B digital platform technology business, which has been named Varis. ODP Business Solutions and Varis will be owned by ODP, but operated as separate businesses. ODP will also continue to own the global sourcing operations and other sourcing, supply chain and logistics assets. Gerry Smith will continue to serve as CEO of The ODP Corporation following the separation; and

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

Office Depot – an Office Depot branded leading provider of retail consumer and small business products and services distributed via approximately 1,000 Office Depot and OfficeMax retail locations and an eCommerce presence, officedepot.com. Kevin Moffitt, currently EVP, Chief Retail Officer of The ODP Corporation, will be appointed CEO of Office Depot upon completion of the spin-off.

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

The Separation was intended to be completed in the middle of 2022, subject to customary conditions, including final approval by the Company’s Board of Directors, opinions from tax counsel and a favorable ruling by the IRS on the tax-free nature of the transaction to the Company and to its shareholders, the filing and effectiveness of a registration statement with the U.S. Securities and Exchange Commission, the approved listing of Office Depot’s common stock on a national securities exchange and the completion of any necessary financings.

In December 2021, the Company received a non-binding proposal from a third party other than USR Parent, Inc. to acquire our consumer business. The terms of that proposal are confidential. The Company’s Board of Directors is carefully reviewing this proposal as well as the proposal from USR Parent, Inc., which is discussed in Note 3, with the assistance of its financial and legal advisors to determine the course of action that it believes is in the best interests of the Company and its shareholders. As a result, the Company has determined to delay further work on the Separation in order to avoid incurring potentially unnecessary separation costs while it focuses on a potential sale of its consumer business. There can be no assurance that a sale of the consumer business will take place and, if it were to take place, as to the terms of such a sale. There can also be no assurances regarding the ultimate timing of the Separation or that an alternative transaction will be completed.

The Company incurred $32 million in third-party professional fees associated with the Separation in 2021. If the Separation is completed, the Company expects to incur significant costs in connection with the Separation, which are expected to relate primarily to third-party professional fees, retention payments to certain employees, and other costs directly related to the Separation. The Company currently estimates that costs to execute the Separation, if completed, will exceed $100 million, although such estimate is subject to a number of assumptions and uncertainties. The Company also expect to incur significant costs associated with exploring the potential sale of its consumer business, which are expected to relate primarily to third-party professional fees, including legal fees.

Fiscal Year: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. All years presented in the Consolidated Financial Statements consisted of 52 weeks. Certain subsidiaries operate on a calendar year basis; however, the reporting difference did not have a material impact in any period presented.

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

Foreign Currency: International operations in Canada and China use local currencies as their functional currency. Assets and liabilities are translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues, expenses and cash flows are

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

translated at average monthly exchange rates, or rates on the date of the transaction for certain significant items. Translation adjustments resulting from this process are recorded in Stockholders’ equity as a component of Accumulated other comprehensive loss. Foreign currency transaction gains or losses are recorded in the Consolidated Statements of Operations in Other income (expense), net or Cost of goods sold and occupancy costs, depending on the nature of the transaction.

Cash and Cash Equivalents: All short-term highly liquid investments with original maturities of three months or less from the date of acquisition are classified as cash equivalents. Amounts in transit from banks for customer credit card and debit card transactions are classified as cash. The banks process the majority of these amounts within two business days.

There were no amounts not yet presented for payment to zero balance disbursement accounts at December 25, 2021. At December 26, 2020, $20 million is presented in Trade accounts payable and Accrued expenses and other current liabilities, and $1 million and $3 million at December 25, 2021, and December 26, 2020, respectively, are presented in Current liabilities held for sale.

At December 25, 2021 and December 26, 2020, cash and cash equivalents held outside the United States amounted to $108 million and $159 million, respectively. At December 25, 2021, there was $17 million cash and cash equivalents held outside the United states included in Current assets held for sale.

Receivables: Trade receivables totaled $353 million and $325 million at December 25, 2021 and December 26, 2020, respectively, net of an allowance for doubtful accounts of $9 million and $10 million, respectively, to reduce receivables to an amount expected to be collectible from customers.

Exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the United States or internationally, as well as the impact of the COVID-19 pandemic on the expected credit and collectability trends. No single customer accounted for more than 10% of total sales or receivables in 2021, 2020 or 2019. Other receivables were $143 million and $117 million at December 25, 2021 and December 26, 2020, respectively, of which $104 million and $94 million, respectively, are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company recognizes charges or credits to adjust remaining closed facility accruals to reflect current expectations. Adjustments to facility closure costs are presented in the Consolidated Statements of Operations in Selling, general and administrative expenses if the related facility was closed as part of ongoing operations or in Merger, restructuring and other operating expenses, net, if the related facility was closed as part of a merger integration plan or restructuring plan. Refer to Note 3 for additional information on accrued expenses relating to closed facilities. The short-term and long-term components of this liability are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Consolidated Balance Sheets. Employee termination costs covered under written and substantive plans are accrued when probable and estimable and consider continuing service requirements, if any. Additionally, incremental one-time employee benefit costs are recognized when the key terms

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the arrangements have been communicated to affected employees. Amounts are recognized when communicated or over the remaining service period, based on the terms of the arrangements.

Accrued Expenses and Other Current Liabilities: The major components of Accrued expenses and other current liabilities in the Consolidated Balance Sheets are tax liabilities, payroll and benefit accruals, customer rebates accruals, inventory receipts accruals and current portion of operating lease liabilities. Accrued payroll and benefits were $148 million and $120 million at December 25, 2021 and December 26, 2020, respectively.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Merger, restructuring and other operating expenses, net: Merger, restructuring and other operating expenses, net in the Consolidated Statements of Operations includes charges and, where applicable, credits for costs such as acquisition related expenses, employee termination and retention, transaction and integration-related professional fees, facility closure costs, gains and losses on asset dispositions, and other incremental costs directly related to these activities.

This presentation is used to separately identify these significant costs apart from expenses incurred to sell to and service the Company’s customers or that are more directly related to ongoing operations. Changes in estimates and accruals related to these activities are also reflected on this line. Merger, restructuring and other operating expenses, net are not included in the measure of Division operating income. Refer to Note 3 for additional information.

Advertising: Advertising expenses are charged to Selling, general and administrative expenses when incurred. Advertising expenses recognized were $139 million in 2021, $177 million in 2020 and $245 million in 2019. Prepaid advertising expenses were $4 million as of December 25, 2021 and $3 million as of December 26, 2020.

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

THE ODP CORPORATION

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

NEW ACCOUNTING STANDARDS

Standards that were adopted:

Defined benefit plan: In August 2018, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The Company adopted this accounting standards update on the first day of the first quarter of 2021 with no material impact on its Consolidated Financial Statements.

Income Taxes: In December 2019, the FASB issued an accounting standards update that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The accounting standards update also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this accounting standards update on the first day of the first quarter of 2021 with no material impact on its Consolidated Financial Statements.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. ACQUISITIONS

Since 2017, the Company has been undergoing a strategic business transformation to pivot into an integrated B2B distribution platform, with the objective of expanding its product offerings to include value-added services for its customers and capture greater market share. As part of this transformation, the Company is evolving its B2B business to include a new digital procurement platform focused on transforming the B2B procurement and sourcing industry. On January 29, 2021, in connection with the Company’s development efforts in this area, the Company acquired BuyerQuest Holdings, Inc. (“BuyerQuest”), a business services software company with an eProcurement platform for approximately $71 million, subject to customary post-closing adjustments. The purchase consideration for BuyerQuest includes $61 million paid at closing, funded with $26 million of cash on hand and the issuance of 827,498 shares of the Company’s common stock, and up to $10 million contingent consideration that will be payable over a two-year period subject to BuyerQuest meeting certain performance conditions. The Company has subsequently adjusted the contingent consideration amount to $7 million, due to the first-year performance conditions not being met. This remaining contingent consideration non-current liability is presented in Deferred income taxes and other liabilities in the Consolidated Balance Sheets.

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

The acquisitions were treated as purchases in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction including goodwill and other intangible assets. The Company has performed a purchase price allocation of the aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transactions. The purchase price for BuyerQuest includes $6 million of technology intangibles assets and $67 million of goodwill. The purchase price allocation for the acquired office supply distribution business includes $1 million of goodwill. An immaterial amount of the aggregate purchase price was allocated to working capital accounts. These assets and liabilities are included in the Consolidated Balance Sheet as of December 25, 2021. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of the acquired businesses are combined with the Company’s operating results subsequent to their purchase dates. The operating results of the acquired office supply distribution business are included in the Business Solution Division, and the operating results of BuyerQuest are part of the Company’s Varis segment, which is included Other, as described in Note 5. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses, individually and in the aggregate, are not material to the Company.

Based on new information received, the preliminary purchase price allocations of the companies acquired in 2020 and 2021 have been adjusted during the respective measurement periods. These adjustments were insignificant individually and in the aggregate to the Company’s Consolidated Financial Statements. The measurement periods for acquisitions completed in 2020 closed within 2021. Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred, instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger, restructuring and other operating expenses, net line in the Consolidated Statements of Operations. Refer to Note 3 for additional information about the merger and restructuring expenses incurred during 2021.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. MERGER, RESTRUCTURING AND OTHER ACTIVITY

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

(In millions)	2021	2020	2019
Merger and transaction related expenses
Severance and retention	$—	$—	$1
Transaction and integration	—	4	7
Facility closure, contract termination and other expenses, net	—	1	—
Total Merger and transaction related expenses	—	5	8
Restructuring expenses
Severance	(2)	41	26
Professional fees	1	21	41
Facility closure, contract termination, and other expenses, net	15	35	11
Total Restructuring expenses, net	14	97	78
Other operating expenses
Professional fees	37	—	—
Total Other operating expenses	37	—	—
Total Merger, restructuring and other operating expenses, net	$51	$102	$86

MERGER AND TRANSACTION RELATED EXPENSES

In 2021 the Company did not incur any merger and transaction related expenses. In 2020 and 2019, the Company incurred $5 million and $8 million, respectively, of merger and transaction related expenses. Severance and retention include expenses related to the integration of staff functions in connection with business acquisitions and are expensed through the severance and retention period. Transaction and integration include legal, accounting, and other third-party expenses incurred in connection with acquisitions and business integration activities. Facility closure, contract termination, and other expenses, net relate to facility closure accruals, contract termination costs, gains and losses on asset dispositions, and accelerated depreciation.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RESTRUCTURING EXPENSES

Maximize B2B Restructuring Plan

In May 2020, the Company’s Board of Directors approved a restructuring plan to realign the Company’s operational focus to support its “business-to-business” solutions and improve costs (“Maximize B2B Restructuring Plan”). Implementation of the Maximize B2B Restructuring Plan is expected to be substantially completed by the end of 2023. The Maximize B2B Restructuring Plan aims to generate savings through optimizing the Company’s retail footprint, removing costs that directly support the Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of the Company’s business-to-business platform. The plan is broader than restructuring programs the Company has implemented in the past and includes closing and/or consolidating retail stores and distribution facilities and the reduction of up to 13,100 employee positions by the end of 2023. The Company is evaluating the number and timing of retail store and distribution facility closures and/or consolidations. However, it is generally understood that closures will approximate the store’s lease termination date. The Company closed 111 retail stores under the Maximize B2B Restructuring Plan in 2021. The Company had closed 70 retail stores and two distribution facilities in 2020 under the Maximize B2B Restructuring Plan. It is anticipated that additional retail stores will be closed in 2022. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $111 million, comprised of:

(a)	severance and related employee costs of approximately $49 million;
(b)	facility closure costs of approximately $34 million, which are mainly related to retail stores; and
(c)	other costs, including contract termination costs, to facilitate the execution of the Maximize B2B Restructuring Plan of approximately $28 million.

These total estimated restructuring costs of up to $111 million above are less than the Company’s estimate of total costs for this restructuring plan when it commenced, mainly as a result of the reduction in the number of expected retail store and distribution facility closures based upon the Company’s most recent evaluation of economic factors that influence expected store closures. There could be further fluctuations in the estimate of total expected costs in the future and timing of such costs as a result of an assessment of general market conditions and changes in the Company’s business strategy, including the potential sale of the consumer business or the Separation described in Note 1 above. In addition, the reduction of employee positions may also be impacted as a result of fewer retail store closures and the changes in the Company’s business strategy. The $111 million of total costs are expected to be cash expenditures through 2023 and funded primarily with cash on hand and cash from operations. The Company incurred $95 million in restructuring expenses to implement the Maximize B2B Restructuring Plan since its inception in 2020 and through 2021, of which $53 million were cash expenditures. Of these amounts, $6 million of restructuring expenses and $2 million of cash expenditures were related to the CompuCom Division which is now presented in discontinued operations.

In 2021, the Company incurred $14 million in restructuring expenses associated with the Maximize B2B Restructuring Plan which consisted of $1 million third-party professional fees, $18 million in facility closures, contract termination and other costs, partially offset by $2 million in reversals of employee severance accruals due to changes in estimates and a $3 million gain on sale of retail stores assets. The facility closure costs were mainly related to retail store closure accruals and accelerated depreciation. In 2021, the Company made cash payments of $24 million associated with expenditures for the Maximize B2B restructuring plan.

Other

Included in restructuring expenses in 2020 and 2019 are $19 million and $68 million, respectively, of costs incurred in connection with the Business Acceleration Program. These costs included third-party professional fees, retail and facility closure costs and other costs. The Business Acceleration Program was announced in 2019 and largely concluded at the end of 2020.

Additionally, restructuring expense in 2019 included $8 million of costs incurred in connection with the Comprehensive Business Review, a program announced in 2016 and concluded at the end of 2019. Under the Comprehensive Business Review, the Company closed a total of 208 retail stores, and the costs incurred included severance, facility closure costs, contract termination, accelerated depreciation, relocation and disposal gains and losses, as well as other costs associated with retail store closures.

Restructuring expenses in 2020 also included $3 million in third-party professional fees incurred in connection with the Reorganization.

Asset impairments related to the restructuring initiatives are not included in the table above. Refer to Note 15 for further information.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the second quarter of 2021, the Company received a third proposal from USR Parent, Inc. to acquire the Company’s consumer business, including its retail stores, and reiterated its intention to commence a tender offer if negotiations for an alternative transaction are not successful. In November 2021, USR Parent, Inc. reaffirmed this third proposal to acquire the Company’s consumer business, and announced its decision to abandon its previously announced intent to commence a tender offer for all of the outstanding shares of the Company. The Company’s Board of Directors is carefully reviewing this proposal with the assistance of its financial and legal advisors to determine the course of action that it believes is in the best interests of the Company and its shareholders.

The Company incurred $5 million in third-party professional fees related to the evaluation of USR Parent, Inc.’s proposals in 2021, including expenses incurred in connection with a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”), which is conducting an investigation of USR Parent, Inc.’s proposals. In order to relieve the Company from the continuation of a costly and burdensome process, the FTC has agreed to defer requiring further responses from the Company unless and until USR Parent, Inc. formally launches a tender offer or the parties execute a negotiated agreement. Additionally, on May 4, 2021 the Canadian Competition Bureau (the “Bureau”) advised the Company that it has determined that USR Parent, Inc.’s proposed acquisition of the Company would likely result in a substantial lessening or prevention of competition in the sale of business essentials to enterprise customers in Canada. While it is not known for certain what the Bureau would do if USR Parent, Inc. actually launches a tender offer in the future, the Bureau’s determination signals that the Bureau would likely challenge the acquisition. The Company cannot be certain that USR Parent, Inc. will not commence a tender offer in the future. The Company anticipates that it will incur additional significant legal and other expenses in the future if USR Parent, Inc. pursues a tender offer.

Planned Separation of Consumer Business

In May 2021, the Company’s Board of Directors unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies, as further described in Note 1 above. The Company incurred $32 million in third-party professional fees associated with the Separation in 2021 related to the Separation. The execution of the Separation has been delayed, however, if executed, the Company expects to incur significant costs in connection with the Separation, which are expected to primarily be third-party professional fees related to investment banking, accounting, legal, consulting and other similar types of services associated with the Separation transaction, as well as costs associated with the operational separation of the two companies, such as those related to human resources, brand management, real estate and IT infrastructure. Separation costs also may include the costs associated with bonuses and restricted stock grants awarded to certain employees for retention through the Separation. The Company currently estimates that costs to complete the separation will exceed $100 million, although such estimate is subject to a number of assumptions and uncertainties.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MERGER AND RESTRUCTURING ACCRUALS

The activity in the merger and restructuring accruals in 2021 and 2020 is presented in the table below. Certain merger and restructuring charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

(In millions)	Beginning Balance	Charges Incurred	Cash Payments	Ending Balance
2021
Termination benefits:
Maximize B2B Restructuring Plan	27	(2)	(6)	19
Business Acceleration Program	2	—	(2)	—
Lease and contract obligations, accruals for facilities closures and other costs:
Maximize B2B Restructuring Plan	10	9	(13)	6
Business Acceleration Program	1	—	(1)	—
Comprehensive Business Review	2	—	(1)	1
USR Parent, Inc. proposals	—	5	(5)	—
Planned separation of consumer business	—	32	(30)	2
Total	$42	$44	$(58)	$28
2020
Termination benefits:
Merger-related accruals	$—	$—	$—	$—
Maximize B2B Restructuring Plan	—	35	(8)	27
Business Acceleration Program	6	—	(4)	2
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	—	—	—	—
Maximize B2B Restructuring Plan	—	27	(17)	10
Business Acceleration Program	5	20	(24)	1
Comprehensive Business Review	3	—	(1)	2
Total	$14	$82	$(54)	$42

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Consolidated Balance Sheets.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. REVENUE RECOGNITION

REVENUE

As a result of the CompuCom Division’s presentation as discontinued operations, the Company’s level of service revenue is below 10% of the Company’s total revenue for all periods presented and accordingly, revenues and cost of sales from services and products are not separately disclosed in the Company’s Consolidated Statements of Operations. The Company updated its major revenue categories disclosed herein according to this presentation and period amounts have been reclassified to conform to the current period presentation.

The following table provides information about disaggregated revenue from continuing operations by Division, and major revenue categories.

	2021
(In millions)	Business Solutions Division	Retail Division	Other	Total
Major revenue categories
Supplies	$2,423	$1,382	$10	$3,815
Technology	1,165	1,586	7	2,758
Furniture and other	757	531	14	1,302
Copy and print	252	338	—	590
Total	$4,597	$3,837	$31	$8,465

	2020
(In millions)	Business Solutions Division	Retail Division	Other	Total
Major revenue categories
Supplies	$2,545	$1,449	$12	$4,006
Technology	1,195	1,816	3	3,014
Furniture and other	695	579	7	1,281
Copy and print	248	323	—	571
Total	$4,683	$4,167	$22	$8,872

	2019
(In millions)	Business Solutions Division	Retail Division	Other	Total
Major revenue categories
Supplies	$3,001	$1,743	$16	$4,760
Technology	1,238	1,749	2	2,989
Furniture and other	756	454	7	1,217
Copy and print	284	417	—	701
Total	$5,279	$4,363	$25	$9,667

Revenue includes the sale of:

•	Supplies such as paper, writing instruments, office supplies, cleaning and breakroom items, personal protective equipment, and product subscriptions;
•

Technology related products such as toner and ink, printers, computers, tablets and accessories, electronic storage, and sales of third-party software, as well as technology support services offerings provided in the Company’s retail stores, such as installation and repair;

•	Furniture and other products such as desks, seating, luggage, gift cards and warranties; and
•	Copy and print services, including managed print and fulfillment services.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company sells its supplies, furniture and other products through its Business Solutions and Retail Divisions. Customers can purchase products through the Company’s call centers, electronically through its Internet websites, or through its retail stores. Revenues from supplies, technology, and furniture and other product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer.

Furniture and other products also include arrangements where customers can make special furniture interior design and installation orders that are customized to their needs. The performance obligations related to these arrangements are satisfied over time.

Substantially all of the Company’s copy and print and technology support services offerings are satisfied at a point in time and revenue is recognized as such. The majority of copy and print offerings, which includes printing, copying, and digital imaging, are fulfilled through retail stores and the related performance obligations are satisfied within a short period of time (generally within the same day).

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

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts in 2021, 2020 and 2019.

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

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and deferred revenue is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of both December 25, 2021 and December 26, 2020, the Company had $12 million of deferred revenue related to the loyalty program, which is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	December 25,	December 26,
(In millions)	2021	2020
Trade receivables, net	$353	$325
Short-term contract assets	16	15
Long-term contract assets	8	15
Short-term contract liabilities	52	50
Long-term contract liabilities	2	4

In 2021 and 2020, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $24 million and $20 million in 2021 and 2020, respectively, which were included in the short-term contract liability balance at the beginning of the period. The Company recognized no contract assets and $2 million of contract liabilities in 2021 as a result of business combinations. There were no contract assets and liabilities that were recognized in 2020 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of the period that transferred to receivables in 2021 and 2020. Included in the table above are short- and long-term contract assets of $1 million and $2 million, respectively as of both December 25, 2021 and December 26, 2020, related to CompuCom, which are presented as part of assets held for sale in the Consolidated Balance Sheets. Also included in the table above are short- and long-term contract liabilities of $10 million and $2 million, respectively, as of December 25, 2021 and $9 million and $4 million, respectively as of December 26, 2020 related to CompuCom, which are presented as part of liabilities held for sale in the Consolidated Balance Sheets.

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

COSTS TO OBTAIN A CONTRACT

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be capitalized. These costs are periodically reviewed for impairment, and are amortized on a straight-line basis over the expected period of benefit. As of December 25, 2021 and December 26, 2020, short-term contract assets and long-term contract assets in the table above represent capitalized acquisition costs. In 2021, 2020 and 2019, amortization expense was $24 million, $29 million and $34 million, respectively. The Company had no asset impairment charges related to contract assets in the periods presented herein. There is uncertainty regarding the impacts of COVID-19 on the global and national economies, which could negatively affect the Company’s customers and result in future impairments of contract assets.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. SEGMENT INFORMATION

At December 25, 2021, the Company had two reportable segments: Business Solutions Division and Retail Division. The Business Solutions Division sells nationally branded as well as the Company’s private branded office supply and adjacency products and services to customers in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites. The Retail Division includes a chain of retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which sell office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offer business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are also facilitated through the Company’s regional print production centers. During the third quarter of 2021, management obtained the Board of Directors’ alignment and committed to a plan to sell its CompuCom Division through a single disposal group. The CompuCom disposal group has met the accounting criteria to be classified as held for sale as of June 29, 2021 and is presented as discontinued operations for all periods presented. The sale of the CompuCom Division was completed on December 31, 2021. Refer to Note 17 for additional information.

The operating results of the Company’s Varis operating segment, which was created in 2021 and includes the operating results of BuyerQuest, did not meet the criteria to be reported as a reportable segment as its results are not significant. Accordingly, the operating results of Varis are presented as Other. Sales of Varis were $5 million in 2021. The retained global sourcing operations previously included in the former International Division are also not significant and have been presented as Other.

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

(In millions)		Business Solutions Division	Retail Division	Other	Corporate and Discontinued Operations*	Consolidated Total
Sales	2021	$4,597	$3,837	$31	$—	$8,465
	2020	4,683	4,167	22	—	8,872
	2019	5,279	4,363	25	—	9,667
Division operating income (loss)	2021	119	306	(29)	—	396
	2020	116	275	(1)	—	390
	2019	271	194	—	—	465
Capital expenditures	2021	27	18	14	14	73
	2020	25	28	—	5	58
	2019	43	68	—	29	140
Depreciation and amortization	2021	65	67	3	11	146
	2020	66	80	—	11	157
	2019	66	91	—	8	165
Charges for losses on receivables and inventories	2021	2	20	—	—	22
	2020	9	24	—	—	33
	2019	—	25	—	—	25
Assets	2021	1,494	1,760	90	1,521	4,865
	2020	1,581	1,962	5	2,066	5,614

*

Amounts included in “Corporate and Discontinued Operations” consist of (i) assets (including all cash and cash equivalents) and depreciation related to corporate activities of continuing operations, and (ii) assets of discontinued operations amounting to $469 million at December 25, 2021 and $841 million at December 26, 2020.

A reconciliation of the measure of Division operating income to Consolidated income (loss) from continuing operations before income taxes is as follows:

(In millions)	2021	2020	2019
Division operating income	$396	$390	$465
Add/(subtract):
Asset impairments	(20)	(182)	(56)
Merger, restructuring and other operating expenses, net	(51)	(102)	(86)
Unallocated expenses	(91)	(100)	(99)
Interest income	1	4	22
Interest expense	(28)	(42)	(89)
Loss on extinguishment and modification of debt	—	(12)	—
Other income, net	24	6	21
Income (loss) from continuing operations before income taxes	$231	$(38)	$178

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. INCOME TAXES

The components of income (loss) from continuing operations before income taxes consisted of the following:

(In millions)	2021	2020	2019
United States	$173	$(30)	$151
Foreign	58	(8)	27
Total income (loss) from continuing operations before income taxes	$231	$(38)	$178

The income tax expense (benefit) related to income (loss) from continuing operations consisted of the following:

(In millions)	2021	2020	2019
Current:
Federal	$14	$(7)	$(57)
State	8	17	4
Foreign	5	4	7
Deferred:
Federal	13	19	84
State	2	(5)	10
Foreign	2	(3)	3
Total income tax expense	$44	$25	$51

The following is a reconciliation of income taxes at the U.S. Federal statutory rate to the provision for income taxes:

(In millions)	2021	2020	2019
Federal tax computed at the statutory rate	$48	$(8)	$37
State taxes, net of Federal benefit	10	4	8
Foreign income taxed at rates other than Federal	(5)	4	(2)
Increase (decrease) in valuation allowance	(3)	(3)	8
Non-deductible Goodwill impairments	—	24	—
Other non-deductible expenses and settlements	5	4	3
Tax basis differences in investment in subsidiaries	—	—	—
Non-taxable income and additional deductible expenses	(3)	(3)	(4)
Change in unrecognized tax benefits	—	—	2
Impact of stock compensation shortfall	(6)	2	—
Other items, net	(2)	1	(1)
Income tax expense	$44	$25	$51

During 2021 and 2020, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to limited international operations and improved operating results. The Company’s effective tax rates were 19%, (66%) and 29%  in 2021, 2020 and 2019, respectively. For the year 2021, the Company’s effective rate was primarily impacted by the recognition of a tax windfall associated with stock-based compensation awards and recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate to differ from the statutory rate of 21%. The Company’s effective tax rate for prior periods has varied considerably primarily due to the impact of goodwill impairment, state taxes, excess tax deficiencies associated with stock-based compensation awards and certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company operates in several foreign jurisdictions with income tax rates that differ from the U.S. Federal statutory rate, which resulted in an expense for 2020 presented in the effective tax rate reconciliation. Significant foreign tax jurisdictions for which the Company realized such expense are Canada and Puerto Rico after the sale of the other international operations.

The components of deferred income tax assets and liabilities consisted of the following:

	December 25,	December 26,
(In millions)	2021	2020
U.S. and foreign loss carryforwards	$61	$71
Operating lease right-of-use assets	273	327
Pension and other accrued compensation	47	52
Basis difference in subsidiary held for sale	23	—
Accruals for facility closings	2	2
Inventory	7	8
Self-insurance accruals	14	15
Deferred revenue	10	11
U.S. and foreign income tax credit carryforwards	70	78
Allowance for bad debts	5	5
Accrued expenses	18	19
Basis difference in fixed assets	36	36
Gross deferred tax assets	566	624
Valuation allowance	(93)	(99)
Deferred tax assets	473	525
Internal software	2	3
Operating lease liabilities	251	297
Intangibles	5	8
Undistributed foreign earnings	—	2
Deferred tax liabilities	258	310
Net deferred tax assets	$215	$215

As of December 25, 2021, and December 26, 2020, deferred income tax liabilities amounting to $4 million and $4 million, respectively, are included in deferred income taxes and other long-term liabilities.

As of December 25, 2021, the Company has utilized all of its U.S. Federal net operating loss (“NOL”) carryforwards. The Company has $238 million of foreign and $866 million of state NOL carryforwards. Of the state NOL carryforwards, $52 million will expire in 2022 and the remaining balance will expire between 2023 and 2040. The Company has no Federal capital loss carryover available to offset future capital gains generated as of year-end but has accrued for the anticipated tax loss that can be currently recognized related to the sale of CompuCom.

Additionally, the Company has $56 million of U.S. Federal tax credit carryforwards, which expire between 2022 and 2024, and $14 million of state and foreign tax credit carryforwards, $2 million of which can be carried forward indefinitely, and the remainder of which will expire between 2023 and 2028.

As of December 25, 2021, the Company has not triggered an “ownership change” as defined in Internal Revenue Code Section 382 or other similar provisions that would limit the use of NOL and tax credit carryforwards. However, the Company did acquire certain NOLs and other credit carryforwards that may be limited as a result of the purchase. Furthermore, if the Company were to experience an ownership change in future periods, its deferred tax assets and income tax expense may be negatively impacted. Deferred income taxes have been provided on all undistributed earnings of foreign subsidiaries.

The following summarizes the activity related to valuation allowances for deferred tax assets:

(In millions)	2021	2020	2019
Beginning balance	$99	$100	$92
Additions, charged to expense	—	2	8
Reductions	(6)	(3)	—
Ending balance	$93	$99	$100

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s valuation allowance decreased during 2021 and 2020 due to the expiration of certain credits for which a valuation allowance had been established. During 2019, the Company released established valuation allowances on certain deferred tax assets related to certain credits and carryforwards that are not expected to be utilized prior to expiration. As of December 25, 2021, the Company continues to have a U.S. valuation allowance for certain U.S. Federal credits and certain state tax attributes, which relate to deferred tax assets that require either certain types of income or for income to be earned in certain jurisdictions in order to be realized. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections could impact this evaluation in future periods.

The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2021	2020	2019
Beginning balance	$13	$13	$11
Increase related to current year tax positions	—	—	2
Ending balance	$13	$13	$13

Included in the balance of $13 million at December 25, 2021, is $6 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The other $7 million primarily results from tax positions that, if sustained, would be offset by changes in deferred tax assets. It is anticipated that no material tax positions will be resolved within the next 12 months. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. The Company recognized immaterial interest and penalty expense in 2021, 2020 and 2019. The Company had approximately $7 million accrued for the payment of interest and penalties as of December 25, 2021.

The Company files a U.S. Federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal and state and local income tax examinations for years before 2019 and 2016, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. Federal income tax examination and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years before 2016. The U.S. Federal income tax returns for 2020 are currently under review. Generally, the Company is subject to routine examination for years 2016 and forward in its international tax jurisdictions.

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

(In millions, except per share amounts)	2021	2020	2019
Basic Earnings (Loss) Per Share
Numerator:
Net income (loss) from continuing operations	$187	$(63)	$127
Loss from discontinued operations, net of tax	(395)	(256)	(28)
Net income (loss)	$(208)	$(319)	$99
Denominator:
Weighted-average shares outstanding	53	53	54
Basic earnings (loss) per share:
Continuing operations	$3.54	$(1.20)	$2.32
Discontinued operations	(7.47)	(4.85)	(0.50)
Net basic earnings (loss) per share	$(3.93)	$(6.05)	$1.82
Diluted Earnings (Loss) Per Share
Numerator:
Net income (loss) from continuing operations	$187	$(63)	$127
Loss from discontinued operations, net of tax	(395)	(256)	(28)
Net income (loss)	$(208)	$(319)	$99
Denominator:
Weighted-average shares outstanding	53	53	54
Effect of dilutive securities:
Stock options and restricted stock	2	—	1
Diluted weighted-average shares outstanding	55	53	55
Diluted earnings (loss) per share
Continuing operations	$3.42	$(1.20)	$2.29
Discontinued operations	(7.21)	(4.85)	(0.50)
Net diluted earnings (loss) per share	$(3.79)	$(6.05)	$1.79

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were less than 1 million, 2 million and 1 million for the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 25,	December 26,
(In millions)	2021	2020
Land	$45	$45
Buildings	200	210
Computer software	693	659
Leasehold improvements	587	598
Furniture, fixtures and equipment	775	784
Construction in progress	12	22
	2,312	2,318
Less accumulated depreciation	(1,835)	(1,776)
Total	$477	$542

The above table of property and equipment includes assets held under finance leases as follows:

	December 25,	December 26,
(In millions)	2021	2020
Buildings	$19	$34
Furniture, fixtures and equipment	143	147
	162	181
Less accumulated depreciation	(123)	(122)
Total	$39	$59

Depreciation expense was $88 million in 2021, $101 million in 2020 and $110 million in 2019.

Included in computer software and construction in progress above are capitalized software costs of $699 million and $671 million at December 25, 2021 and December 26, 2020, respectively. The unamortized amounts of the capitalized software costs are $115 million and $121 million at December 25, 2021 and December 26, 2020, respectively. Amortization of capitalized software costs totaled $49 million, $50 million and $49 million in 2021, 2020 and 2019, respectively. Software development costs that do not meet the criteria for capitalization are expensed as incurred.

Estimated future amortization expense related to capitalized software at December 25, 2021 is as follows:

(In millions)
2022	$38
2023	31
2024	23
2025	16
2026	7
Thereafter	—

The weighted average remaining amortization period for capitalized software is 4 years.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The components of goodwill by segment are provided in the following table:

(In millions)	Business Solutions Division	Retail Division	Other	Total
Balance as of December 26, 2020	$316	$78	$—	$394
Acquisitions	1	—	67	68
Purchase accounting adjustments	1	—	1	2
Balance as of December 25, 2021	$318	$78	$68	$464

Additions to goodwill relate to acquisitions made during 2021, as well as the impact of purchase accounting adjustments associated with 2021 and 2020 acquisitions. As disclosed in Note 2, these adjustments were insignificant individually and in the aggregate to the Company’s Consolidated Financial Statements. Goodwill balance in the Business Solutions Division in the table above is net of accumulated impairment loss of $349 million recognized in 2008 and $115 million recognized in 2020.

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal month December or more frequently when events or changes in circumstances indicate that impairment may have occurred. The Company performed its fourth quarter 2021 annual goodwill impairment test using a quantitative assessment for its Contract, CompuCom, and Varis reporting units, and qualitative assessments for all other reporting units. The Contract reporting unit is a component of the Business Solutions Division segment, and the Varis reporting unit comprises the Varis segment, which was created in 2021 and is presented in Other. The CompuCom reporting unit is classified as discontinued operations; refer to Note 17 for further information.

The quantitative assessment for the Contract and Varis reporting units combined the income approach and the market approach valuation methodologies and concluded that the fair value of these reporting units exceed their carrying amounts. The margin of passage for the Contract reporting unit was 16%. The quantitative assessment for the CompuCom reporting unit was based on the fair value of the CompuCom Division, indicated by the terms of the sales and purchase agreement related to its sale, and resulted in an impairment charge of $112 million in the fourth quarter of 2021, reducing the goodwill for this reporting unit to zero. The Company had previously recorded a goodwill impairment charge of $103 million for the CompuCom reporting unit during the second quarter of 2021, based on an interim quantitative goodwill impairment test that was determined to be required due to the continued macroeconomic impacts of COVID-19 on CompuCom’s current and projected future results of operations as further described below. These non-cash goodwill impairment charges associated with the CompuCom reporting unit totaling $215 million are presented within the Discontinued operations, net of tax line for 2021 in the accompanying Consolidated Statements of Operations. At December 25, 2021, the CompuCom reporting unit does not have remaining goodwill in the accompanying Consolidated Balance Sheets.

The decline in the fair value of the CompuCom reporting unit has resulted from continued macroeconomic impacts of COVID-19, particularly as it relates to the disruptions to the operations of its business customers, which lowered the projected revenue growth rate and profitability level of the reporting unit. The duration of the impacts of the pandemic are expected to be longer than previously anticipated for CompuCom, which has significantly impacted the Company’s expectations on timing for its customers returning back to levels of historical operations, impacting annuity-based and project-based service revenues, as well as product revenues. In addition, the Company has experienced an increase in product costs due to supply constraints, which had a negative impact on its profitability levels, and is expected to further impact future periods. The consideration of incremental risk associated with the continued uncertainty related to the pace of the economic recovery was also a factor that contributed to the decline in the fair values of the reporting unit.

The fair value estimate for the CompuCom reporting unit during the second quarter of 2021 was based on a blended analysis of the present value of future discounted cash flows and market value approach. The significant estimates used in the discounted cash flow model included the Company’s weighted average cost of capital, projected cash flows and the long-term rate of growth. The assumptions were based on the actual historical performance of the reporting unit and took into account the recent and continued weakening of operating results as well as the anticipated rate of recovery, and implied risk premiums based on market prices of the Company’s equity and debt as of the assessment date. Significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The fair value estimate for the

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CompuCom reporting unit during the fourth quarter of 2021 was based on the estimated consideration for the sale of the CompuCom Division,  and used the terms of the sales and purchase agreement related to its sale as key inputs, as noted above. The estimated fair value included consideration expected to be received, after accounting for adjustments allowed by the sales and purchase agreement for indebtedness, net working capital, and excess cash, as well as any contingent consideration.

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

INDEFINITE-LIVED INTANGIBLE ASSETS

The Company had $13 million of trade names as of both December 25, 2021 and December 26, 2020. These indefinite-lived intangible assets are included in Other intangible assets, net in the Consolidated Balance Sheets.

The Company performed its annual indefinite-lived intangible assets impairment test on the first day of fiscal month December in 2021. The CompuCom trade name, which is an indefinite-lived intangible asset, was tested for impairment using the relief from royalty method as part of this assessment, and was determined to be impaired as its carrying value exceeded its fair value by $26 million. The Company had previously performed an interim impairment test on the CompuCom trade name during the second quarter of 2021 due to indicators of impairment identified related to the CompuCom reporting unit. This interim test was also performed using the relief from royalty method and resulted in an impairment charge of $11 million in the second quarter of 2021. These non-cash impairment charges totaling $37 million are presented within the Discontinued operations, net of tax line for 2021 in the accompanying Consolidated Statements of Operations.

The Company recognized $2 million of impairment charges to its other indefinite-lived intangible assets in 2019.

DEFINITE INTANGIBLE ASSETS

Definite-lived intangible assets, which are included in Other intangible assets, net in the Consolidated Balance Sheets, are as follows:

	December 25, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$122	$(84)	$38
Technology	6	(2)	4
Total	$128	$(86)	$42

	December 26, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$122	$(78)	$44
Technology	—	—	—
Total	$122	$(78)	$44

Definite-lived intangible assets generally are amortized using the straight-line method. The remaining weighted average amortization periods for customer relationships is 10 years.

Amortization of intangible assets was $9 million in 2021, $6 million in 2020 and $6 million in 2019. Intangible assets amortization expenses are included in the Consolidated Statements of Operations in Selling, general and administrative expenses.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated future amortization expense for the intangible assets is as follows:

(In millions)
2022	$9
2023	5
2024	3
2025	3
2026	3
Thereafter	19
Total	$42

Definite-lived intangible assets are reviewed whenever events and circumstances indicate the carrying amount may not be recoverable and the remaining useful lives are appropriate. No impairment charges related to definite-lived intangible assets were recognized during 2021, 2020 and 2019.

NOTE 10. DEBT

Debt consists of the following:

	December 25,	December 26,
(In millions)	2021	2020
Short-term borrowings and current maturities of long-term debt:
Finance lease obligations	$17	$21
Other current maturities of long-term debt	3	3
Total	$20	$24
Long-term debt, net of current maturities:
New Facilities loans under the Third Amended Credit Agreement, due 2025	100	100
Revenue bonds, due in varying amounts periodically through 2029	75	176
American & Foreign Power Company, Inc. 5% debentures, due 2030	15	15
Finance lease obligations	35	57
Other financing obligations	3	6
Total	$228	$354

The Company was in compliance with all applicable covenants of existing loan agreements at December 25, 2021.

THIRD AMENDED CREDIT AGREEMENT

On April 17, 2020, the Company entered into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), which provides for a $1.2 billion asset-based revolving credit facility (the “Revolving Loan Facility”) and a $100 million asset-based first-in, last-out term loan facility (the “FILO Term Loan Facility”), for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature on April 17, 2025. The Third Amended Credit Agreement replaced the Company’s then existing Amended Credit Agreement that was due to mature in May 2021. The Third Amended Credit Agreement also provides that the Revolving Loan Facility may be increased by up to $250 million, subject to certain terms and conditions, including increased commitments from existing or new lenders. As provided by the Third Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, cash value of company-owned life insurance policies, and certain specific real estate of the Company (the “Borrowing Base”). The Revolving Loan Facility includes two sub-facilities of: (1) up to $1.150 billion which is available to the Company and certain of the Company’s domestic subsidiaries (which includes a letter of credit sub-facility of up to $400 million and a swingline loan sub-facility of up to $115 million); and (2) up to $50 million which is available to certain of the Company’s Canadian subsidiaries (which includes a letter of credit sub-facility of up to $25 million and a swingline loan sub-facility of up to $5 million). Certain of the Company’s subsidiaries guarantee the obligations under the New Facilities (the “Guarantors”). All loans borrowed under the Revolving Loan Facility may be borrowed, repaid and reborrowed from time to time until the maturity date of April 17, 2025 as provided in the Third Amended Credit Agreement. The FILO Term Loan Facility, once repaid, may not be reborrowed.

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

At December 25, 2021, the Company had no revolving loans outstanding, $100 million of outstanding FILO Term Loan Facility loans, $49 million of outstanding standby letters of credit, and $877 million of available credit under the Third Amended Credit Agreement. Upon the sale of CompuCom on December 31, 2021, the Company had $776 million of available credit under the Third Amended Credit Agreement.

OTHER SHORT- AND LONG-TERM DEBT

As a result of the OfficeMax merger, the Company assumed the liability for the amounts in the table above on page 87 related to the (i) Revenue bonds, due in varying amounts periodically through 2029, and (ii) American & Foreign Power Company, Inc. 5% debentures, due 2030. Also, the Company has finance lease obligations which relate to buildings and equipment, and various other financing obligations for the amounts included in the table above on page 87.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SCHEDULE OF DEBT MATURITIES

Aggregate annual maturities of recourse debt, finance lease, and other financing obligations are as follows:

(In millions)
2022	$22
2023	17
2024	9
2025	106
2026	37
Thereafter	62
Total	253
Less interest on finance leases	(5)
Total	248
Less:
Current portion	(20)
Total long-term debt	$228

NOTE 11. LEASES

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

The components of lease expense were as follows:

(In millions)	2021	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$18	$18	$17
Interest on lease liabilities	3	4	5
Operating lease cost	350	402	419
Short-term lease cost	4	6	5
Variable lease cost	99	112	118
Sublease income	(2)	(2)	(2)
Total lease cost	$472	$540	$562

Supplemental cash flow information related to leases was as follows:

(In millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$3	$4	$5
Operating cash flows from operating leases	408	447	473
Financing cash flows from finance leases	22	20	21
Right-of-use assets obtained in exchange for new finance lease liabilities	3	29	27
Right-of-use assets obtained in exchange for new operating lease liabilities	127	117	327

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental balance sheets information related to leases was as follows:

	December 25,	December 26,
(In millions, except lease term and discount rate)	2021	2020
Property and equipment, net	$39	$59
Operating lease right-of-use assets	936	1,107
Accrued expenses and other current liabilities	304	334
Short-term borrowings and current maturities of long-term debt	17	21
Long-term debt, net of current maturities	35	57
Operating lease liabilities	753	935
Weighted-average remaining lease term – finance leases	4	5
Weighted-average remaining lease term – operating leases	5	5
Weighted-average discount rate – finance leases	5.0%	5.4%
Weighted-average discount rate – operating leases	5.8%	6.4%

Maturities of lease liabilities as of December 25, 2021 were as follows:

	December 25, 2021
	Operating	Finance
(In millions)	Leases(1)	Leases(2)
2022	$358	$19
2023	283	15
2024	199	8
2025	134	7
2026	102	5
Thereafter	140	3
	1,216	57
Less imputed interest	(159)	(5)
Total	$1,057	$52

Reported as of December 25, 2021
Accrued expenses and other current liabilities	$304	$—
Short-term borrowings and current maturities of long-term debt	—	17
Long-term debt, net of current maturities	—	35
Operating lease liabilities	753	—
Total	$1,057	$52

(1)	Operating lease payments include $77 million related to options to extend lease terms that are reasonably certain of being exercised.
(2)	Finance lease payments include $1 million related to options to extend lease terms that are reasonably certain of being exercised.

NOTE 12. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

As of each of December 25, 2021, and December 26, 2020, there were 1,000,000 shares of $0.01 par value per share of preferred stock authorized; no shares were issued and outstanding.

TREASURY STOCK

In May 2021, the Board of Directors approved a new stock repurchase program of up to $300 million of its common stock, available through June 30, 2022, which replaced the then existing $200 million stock repurchase program. On November 16, 2021, the Company entered into an accelerated share repurchase agreement (“ASR”) to repurchase shares of the Company’s common stock in exchange for an up-front payment $150 million and increased the authorization to $450 million. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, will be determined based on the volume weighted-

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

average price of the Company’s stock during the purchase period less a discount. The repurchase period runs through June 2022. The Company received 2.8 million shares of its common stock at the initiation of the ASR, which has increased treasury stock by $120 million, and the $30 million additional up-front payment was accounted for as a reduction in additional paid in capital. The ASR is a forward contract indexed to the Company’s common stock and met all of the applicable criteria for equity classification; therefore, it was not accounted for as a derivative instrument. Expenses incurred in connection with the ASR were recorded as a charge to additional paid in capital. The Board of Directors reviewed the Company’s existing capital allocation programs in connection with the sale of CompuCom, and on December 31, 2021, authorized an additional $200 million for share repurchases under the existing stock repurchase program, for a total authorization of $650 million. The new authorization may be suspended or discontinued at any time. The exact timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances.

Under the current stock repurchase program, the Company purchased approximately 6 million shares of its common stock at a cost of $277 million in 2021. As of December 25, 2021, $142 million remains available for stock repurchases under the current stock repurchase program.

At December 25, 2021, there were 16 million shares of common stock held in treasury. The Company’s Third Amended Credit Facility permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 10 for additional information about the Company’s compliance with covenants.

DIVIDENDS ON COMMON STOCK

In May 2020, in order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, the Company’s Board of Directors suspended the Company’s quarterly cash dividend beginning in the second quarter of 2020. There was no quarterly cash dividend declared and paid in fiscal 2021. The Company’s quarterly cash dividend remains suspended. Prior to its suspension, dividends had been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. The Company’s Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 10 for additional information about the Company’s compliance with covenants.

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following tables:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension	Total
Balance at December 26, 2020	$(27)	$(5)	$(32)
Other comprehensive income activity	—	32	32
Tax impact	—	(6)	(6)
Total other comprehensive income, net of tax, where applicable	—	26	26
Balance at December 25, 2021	$(27)	$21	$(6)

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension	Total
Balance at December 28, 2019	$(29)	$(37)	$(66)
Other comprehensive income activity	2	39	41
Tax impact	—	(7)	(7)
Total other comprehensive income, net of tax, where applicable	2	32	34
Balance at December 26, 2020	$(27)	$(5)	$(32)

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. STOCK-BASED COMPENSATION

LONG-TERM INCENTIVE PLANS

During 2019, the Company’s Board of Directors adopted, and the shareholders approved, the Office Depot, Inc. 2019 Long-Term Incentive Plan (the “Plan”). The Plan replaces the Office Depot, Inc. 2017 Long-Term Incentive Plan, the Office Depot, Inc. 2015 Long-Term Incentive Plan, the Office Depot, Inc. 2007 Long-Term Incentive Plan, as amended, and the 2003 OfficeMax Incentive and Performance Plan (together, the “Prior Plans”). No additional awards were granted under the Prior Plans effective May 7, 2019, the effective date of the Plan. The Plan permits the issuance of stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other equity-based incentive awards. Employee share-based awards are generally issued in the first quarter of the year. Total compensation expense for share-based awards was $38 million in 2021, $41 million in 2020 and $33 million in 2019, and the total recognized tax benefit related thereto was $14 million in 2021, $3 million in 2020 and $6 million in 2019.

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

RESTRICTED STOCK AND RESTRICTED STOCK UNITS

In 2021, the Company granted 0.5 million shares of restricted stock and restricted stock units to eligible employees which included 30,000 shares granted to the Board of Directors. The Board of Directors are granted restricted stock units as part of their annual compensation which vest immediately on the grant date with distribution to occur following their separation from service with the Company. Restricted stock grants to Company employees typically vest annually over a three-year service period. A summary of the status of the Company’s nonvested shares and changes during 2021, 2020 and 2019 is presented below.

	2021		2020		2019
	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price	Shares(1)	Weighted Average Grant- Date Price(1)
Outstanding at beginning of year	1,526,653	$24.71	1,394,756	$30.40	1,496,419	$30.48
Granted	521,512	39.55	835,828	19.92	740,236	29.90
Vested	(593,249)	23.72	(579,584)	30.71	(593,440)	30.88
Forfeited	(68,138)	29.20	(124,347)	28.60	(248,459)	28.56
Outstanding at end of year	1,386,778	$30.48	1,526,653	$24.71	1,394,756	$30.40

(1)As disclosed in Note 1, a 1-for-10 reverse stock split of the Company’s outstanding shares of common stock and a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio became effective on June 30, 2020. All shares and per share amounts have been retroactively adjusted for the 2019 period presented to give effect to this reverse stock split.

As of December 25, 2021, there was approximately $23 million of total unrecognized compensation cost related to nonvested restricted stock. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 2.1 years. Total outstanding shares of 1.4 million include 0.2 million granted to members of the Board of Directors that have vested but will not be issued until separation from service and 1.2 million unvested shares granted to employees. The Company estimates that all 1.2 million unvested shares at year end will vest. The total fair value of shares at the time they vested during 2021 was $24.2 million.

THE ODP CORPORATION

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

A summary of the activity in the performance-based long-term incentive program since inception is presented below.

	2021		2020		2019
	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price	Shares(1)	Weighted Average Grant- Date Price(1)
Outstanding at beginning of year	2,458,978	$24.22	1,994,111	$29.05	1,913,397	$28.83
Granted	1,298,868	41.44	932,344	19.42	1,026,743	31.00
Vested	(1,374,442)	23.47	(151,905)	41.80	(284,366)	33.12
Forfeited	(207,573)	28.71	(315,572)	27.10	(661,663)	28.87
Outstanding at end of year(2)	2,175,831	$29.33	2,458,978	$24.22	1,994,111	$29.05

(1)

As disclosed in Note 1, a 1-for-10 reverse stock split of the Company’s outstanding shares of common stock and a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio became effective on June 30, 2020. All shares and per share amounts have been retroactively adjusted for the 2019 period presented to give effect to this reverse stock split.

(2)

Outstanding shares at the end of 2021 include 5.6 million shares of awards granted in 2020 that will be settled in cash in 2023. These awards are remeasured to fair value at each reporting period. The remeasurement impact was not material in 2021 and 2020.

As of December 25, 2021, there was approximately $29 million of total unrecognized compensation expense related to the performance-based long-term incentive program. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 2 years. Forfeitures in the table above include adjustments to the share impact of anticipated performance achievement. The Company estimates that 2.2 million unvested shares at year end will vest. The total fair value of shares at the time they vested during 2021 was $55 million.

NOTE 14. EMPLOYEE BENEFIT PLANS

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

	Pension Benefits		Other Benefits
(In millions)	2021	2020	2021	2020
Changes in projected benefit obligation:
Obligation at beginning of period	$924	$906	$14	$13
Service cost	—	—	—	—
Interest cost	20	28		—
Assumption changes	(28)	—	—	1
Actuarial (gain) loss	(12)	68	—	—
Currency exchange rate change	—	—	—	1
Benefits paid	(74)	(78)	(1)	(1)
Obligation at end of period	$830	$924	$13	$14
Change in plan assets:
Fair value of plan assets at beginning of period	$894	$833	$—	$—
Actual return on plan assets	14	130	—	—
Employer contribution	2	9	1	1
Benefits paid	(74)	(78)	(1)	(1)
Fair value of plan assets at end of period	836	894	—	—
Net asset (liability) recognized at end of period	$6	$(30)	$(13)	$(14)

The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company’s North America defined benefit pension and other postretirement benefit plans as of year-ends:

	Pension Benefits		Other Benefits
(In millions)	2021	2020	2021	2020
Noncurrent assets	$18	$—	$—	$—
Current liabilities	(2)	(2)	(1)	(1)
Noncurrent liabilities	(10)	(28)	(12)	(13)
Net amount recognized	$6	$(30)	$(13)	$(14)

The following table provides the accumulated benefit obligation for the Company’s North America defined benefit pension and other postretirement benefit plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets as of year ends:

	Pension Benefits		Other Benefits
(In millions)	2021	2020	2021	2020
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation at end of period	$(11)	$(924)	$(13)	$(14)
Fair value of plan assets at end of period	—	894	—	—
Projected benefit obligation in excess of plan assets
Benefit obligation at end of period	(11)	(924)
Fair value of plan assets at end of period	—	894

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of Net Periodic Cost (Benefit)

The components of net periodic cost (benefit) are as follows:

	Pension Benefits			Other Benefits
(In millions)	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$7	$—	$—	$—
Interest cost	20	28	36	—	—	—
Expected return on plan assets	(29)	(32)	(42)	—	—	—
Net periodic cost (benefit)	$(9)	$(4)	$1	$—	$—	$—

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) are as follows:

	Pension Benefits			Other Benefits
(In millions)	2021	2020	2019	2021	2020	2019
Accumulated other comprehensive loss (income) at beginning of year	$(21)	$9	$35	$1	$—	$(1)
Net loss (gain)	(25)	(30)	(26)	(1)	1	1
Accumulated other comprehensive loss (income) at end of year	$(46)	$(21)	$9	$—	$1	$—

Accumulated other comprehensive loss (income) as of year-ends 2021 and 2020 consist of net losses (gains).

Assumptions

The assumptions used in accounting for the Company’s plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted average assumptions used in the measurement of the Company’s benefit obligations as of year-ends:

				Other Benefits
	Pension Benefits			United States			Canada
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	2.69%	2.27%	3.26%	2.40%	1.90%	2.80%	2.90%	2.50%	3.10%

The following table presents the weighted average assumptions used in the measurement of net periodic benefit:

				Other Benefits
	Pension Benefits			United States			Canada
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	2.27%	3.26%	4.31%	1.90%	2.80%	3.90%	2.50%	3.10%	3.90%
Expected long-term rate of return on plan assets	4.31%	5.16%	5.44%	—%	—%	—%	—%	—%	—%

For pension benefits, the selected discount rates (which is required to be the rates at which the projected benefit obligations could be effectively settled as of the measurement date) are based on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated AA- or better) with cash flows that generally match expected benefit payments in future years. In selecting bonds for this theoretical portfolio, the Company focuses on bonds that match cash flows to benefit payments and limit the concentration of bonds by issuer. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at an assumed forward rate. The implied forward rate used in the bond model is based on the FTSE (formerly Citigroup) Pension Discount Curve as of the last day of the year. The selected discount rate for other benefits is from a discount rate curve matched to the assumed payout of related obligations. In 2021, as a result of an increase in the discount rate assumption, pension plan obligations decreased by $31 million. In 2020, as a result of a decrease in the discount rate assumption, pension plan obligations increased by $78 million.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expected long-term rates of return on plan assets assumptions are based on the weighted average of expected returns for the major asset classes in which the plans’ assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company’s investment strategy. The weighted average expected return on plan assets used in the calculation of net periodic pension cost for 2022 is 3.64%.

Obligation and costs related to the Canadian retiree health plan are impacted by changes in trend rates.

The following table presents the assumed healthcare cost trend rates used in measuring the Company’s postretirement benefit obligations at year-ends:

	2021	2020	2019
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	6.20%	6.10%	6.20%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2041	2029	2029

The Company reassessed the assumptions, including those related to mortality, to measure the North American pension and other postretirement benefit plan obligations at year end 2021, adopting the most applicable mortality tables and improvement factors released in 2021 by The Society of Actuaries’ Retirement Plan Experience Committee. In 2021, as a result of a decrease in the mortality assumption, pension and other postretirement benefit plan obligations increased by $3 million and less than $1 million, respectively. In 2020, as a result of an increase in the mortality assumption, pension and other postretirement benefit plan obligations decreased by $10 million and less than $1 million, respectively.

For pension benefits, most of the obligation is based on participant data from the beginning of the year, which is rolled forward using standard actuarial techniques to the end of the year. Therefore, most actuarial (gains) losses that arise from demographic experience of participants varying from the selected assumptions, are not recognized until the following year. In 2021, pension plan obligations decreased by $12 million due to actuarial gains. This was primarily due to higher than assumed participant mortality in 2020 and a data clean-up of previously deceased beneficiaries. In 2020, pension plan obligations decreased by less than $1 million due to actuarial gains.

Plan Assets

The allocation of pension plan assets by category at year-ends is as follows:

	2021	2020
Cash	1%	1%
Common collective trust funds	99%	99%
	100%	100%

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The investment policy for the pension plan assets allows for a broad range of asset allocations that permit the plans to de-risk in response to changes in funded position and market risks. The investment policy includes a general target asset allocation range of 5% to 15% equity securities and 85% to 95% fixed income securities. The allocation range varies to be more weighted to fixed income securities as funded status increases. Occasionally, the Company may utilize futures or other financial instruments to alter the pension trust’s exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios.

The following table presents the pension plan assets by level within the fair value hierarchy at year-ends.

(In millions)	Fair Value Measurements 2021
Asset Category	Total	Assets Measured at NAV (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets measured at net asset value: (a)
Common collective trust funds:
U.S. small and mid-cap equity securities	$7	$7	$—	$—	$—
U.S. large cap equity securities	29	29	—	—	—
International equity securities	42	42	—	—	—
Corporate bonds	485	485	—	—	—
Government securities	245	245	—	—	—
Other fixed-income	4	4	—	—	—
Cash	18	18	—	—	—
Total common collective trust funds	830	830	—	—	—
Total plan assets measured at net asset value	830	830	—	—	—
Plan assets measured in the fair value hierarchy:
Cash	6	—	6	—	—
Total plan assets measured in the fair value hierarchy	6	—	6	—	—
Total plan assets	$836	$830	$6	$—	$—

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

Cash Flows

Pension plan contributions include required statutory minimum amounts and, in some years, additional discretionary amounts. In 2021, the Company contributed $2 million to these pension plans. Pension contributions for the full year of 2022 are estimated to be $2 million. The Company may elect at any time to make additional voluntary contributions.

Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Anticipated benefit payments by year are as follows:

(In millions)	Pension Benefits	Other Benefits
2022	$73	$1
2023	71	1
2024	68	1
2025	65	1
2026	62	1
Next five years	265	3

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

(In millions)	2021	2020
Changes in projected benefit obligation:
Obligation at beginning of period	$269	$236
Service cost	—	—
Interest cost	4	5
Plan settlements	(7)	—
Benefits paid	(5)	(8)
Actuarial (gain) loss	(1)	26
Currency translation	(3)	10
Obligation at end of period	257	269
Changes in plan assets:
Fair value of plan assets at beginning of period	360	312
Actual return on plan assets	12	41
Company contributions	2	2
Plan settlements	(7)	—
Benefits paid	(4)	(8)
Currency translation	(5)	13
Fair value of plan assets at end of period	358	360
Net asset recognized at end of period	$101	$91

In the Consolidated Balance Sheets, the net funded amounts are classified as a non-current asset in the caption Other assets.

Components of Net Periodic Benefit

The components of net periodic benefit are presented below:

(In millions)	2021	2020	2019
Service cost	$—	$—	$—
Interest cost	4	5	6
Expected return on plan assets	(6)	(5)	(7)
Settlement gain	(1)	—	—
Net periodic pension benefit	$(3)	$—	$(1)

Included in Accumulated other comprehensive income was deferred income of $24 million and $18 million in 2021 and 2020, respectively.

Assumptions

Assumptions used in calculating the funded status and net periodic benefit included:

	2021	2020	2019
Expected long-term rate of return on plan assets	2.03%	1.64%	1.76%
Discount rate	1.80%	1.40%	2.10%
Inflation	3.20%	2.70%	2.90%

The long-term rate of return on assets assumption has been derived based on long-term UK government fixed income yields, having regard to the proportion of assets in each asset class. The funds invested in equities have been assumed to return 4.1% above the return

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on UK government securities of appropriate duration. A return equal to a 15-year AA bond index is assumed for funds invested in corporate bonds. Allowance is made for expenses of 0.17% of assets.

Plan Assets

The allocation of Plan assets is as follows:

	2021	2020
Cash	2%	1%
Equity securities	14%	14%
Fixed-income securities	84%	85%
Total	100%	100%

A Trustee committee, comprised of representatives appointed by the Company and of members of this plan, is responsible for establishing and overseeing the implementation of the investment policy for this plan. The plan’s investment policy and strategy are to ensure assets are available to meet the obligations to the beneficiaries and to adjust plan contributions accordingly. The plan trustees are also committed to reducing the level of risk in the plan over the long term, while retaining a return above that of the growth of liabilities. Matching investments are intended to provide a return similar to the increase in the plan liabilities. Growth investments are assets intended to provide a return in excess of the increase in liabilities. At December 25, 2021, the asset allocation was in accordance with the target investment strategy. Asset-class allocations within the ranges are continually evaluated based on expectations for future returns, the funded position of the plan and market risks.

The following table presents the pension plan assets by level within the fair value hierarchy.

(In millions)	Fair Value Measurements 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$9	$9	$—	$—
Equity securities
Developed market equity funds	13	13	—	—
Emerging market equity funds	4	4	—	—
Mutual funds real estate	2	—	—	2
Mutual funds	30	—	30	—
Total equity securities	49	17	30	2
Fixed-income securities
UK debt funds	154	—	154	—
Liability term matching debt funds	115	—	115	—
Emerging market debt fund	2	—	2	—
High yield debt	29	—	29	—
Total fixed-income securities	300	—	300	—
Total	$358	$26	$330	$2

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Fair Value Measurements 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$3	$3	$—	$—
Equity securities
Developed market equity funds	11	11	—	—
Emerging market equity funds	4	4	—	—
Mutual funds real estate	20	—	—	20
Mutual funds	14	—	14	—
Total equity securities	49	15	14	20
Fixed-income securities
UK debt funds	140	—	140	—
Liability term matching debt funds	130	—	130	—
Emerging market debt fund	1	—	1	—
High yield debt	37	—	37	—
Total fixed-income securities	308	—	308	—
Total	$360	$18	$322	$20

The following is a reconciliation of the change in fair value of the pension plan assets calculated based on Level 3 inputs:

(In millions)	Total
Balance at December 26, 2020	$20
Actual return on plan assets	$(1)
Net sales	(17)
Balance at December 25, 2021	$2

Cash Flows

Anticipated benefit payments for the UK pension plan, at 2021 year-end exchange rates, are as follows:

(In millions)	Benefit Payments
2022	$12
2023	13
2024	13
2025	13
2026	14
Next five years	75

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

Compensation expense for the Company’s contributions to these retirement savings plans was $16 million in 2021, $17 million in 2020 and $21 million in 2019.

NOTE 15. FAIR VALUE MEASUREMENTS

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

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company recognized asset impairment charges of $20 million, $182 million and $56 million in 2021, 2020 and 2019, respectively. Of the asset impairment charges in 2021, $16 million was related to impairment of operating lease ROU assets associated with the Company’s retail store locations, and the remainder was related to impairment of fixed assets. Of the asset impairment charges in 2020, $115 million was related to the impairment of goodwill in the Contract reporting unit, $48 million was related to impairment of operating lease ROU assets associated with the Company’s retail store locations, $12 million was related to impairment of fixed assets at these retail store locations, and the remainder related to a cost method investment and write-down of intangible assets that are not currently used. All impairment charges discussed in the sections below are presented in Asset impairments in the Consolidated Statements of Operations.

The Company regularly reviews retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses input from retail operations and accounting and finance personnel. These inputs include management’s best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows that can naturally include judgments about how current initiatives will impact future performance. The assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of the Company’s restructuring programs, including the probability of closure at the retail store level. While it is generally understood that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. These assumptions reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. The Company also analyzed the impact of the COVID-19 pandemic on store asset recoverability. Due to the nature of products sold, the retail stores were considered to be essential by most local jurisdictions and as a result, the substantial majority of these retail stores have remained open and operational with the appropriate safety measures in place since the beginning of the COVID-19 outbreak, including a curbside pickup option. Since late in the first quarter of 2020, the Company has temporarily reduced retail location hours by one to two hours daily, which continues to be in effect at the majority of its retail locations. The Company’s recoverability assessment included evaluating the impact of these developments.

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the 2021 impairment calculation were discounted at a weighted average discount rate of 8%. For the fourth quarter 2021 calculation, a 100-basis-point decrease in next year sales combined with a 50-basis-point decrease in next year gross margin would have increased the impairment by approximately $1 million. Further, a 100-basis-point decrease in sales for all future periods would increase the impairment by less than $1 million.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There is uncertainty regarding the impact of the COVID-19 pandemic on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of 2021, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets, which were negatively impacted by the COVID-19 pandemic, as discussed in Note 9. The Company did not identify any impairment indicators for these long-lived assets as of December 25, 2021 and as a result there were no associated impairment charges. Refer to Note 9 for additional information about the impairment charges related to goodwill and other intangible assets.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying amounts because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	December 25,		December 26,
	2021		2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Company-owned life insurance	137	137	147	147
Financial liabilities:
Long-term debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	100	100	100	100
Revenue bonds, due in varying amounts periodically through 2029	75	76	176	177
American & Foreign Power Company, Inc. 5% debentures, due 2030	15	16	15	14

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Company-owned life insurance: In connection with the 2013 OfficeMax merger, the Company acquired company-owned life insurance policies on certain former employees. The fair value of the company-owned life insurance policies is derived using determinable net cash surrender value, which is the cash surrender value less any outstanding loans (Level 2 measure). As disclosed in Note 10, all outstanding loans associated with company-owned life insurance policies were repaid during the second quarter of 2020. The carrying amounts of the company-owned life insurance policies are included in Other assets in the Consolidated Balance Sheets.

•

Long-term debt: Long-term debt, for which there were no transactions on the measurement date, was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure). The carrying amount of the New Facilities loans under the Third Amended Credit Agreement approximates fair value because the interest rates vary with market interest rates. Refer to Note 10 for additional information about the Third Amended Credit Agreement.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has a paper purchase agreement with Boise White Paper, L.L.C. (“Boise Paper”) under which it agreed to purchase office paper from Boise Paper and Boise Paper has agreed to supply office paper to the Company, subject to the terms and conditions of the paper purchase agreement. Under the agreement, the Company has committed to purchase a portion of its paper product offering from Boise Paper. Purchases under the agreement were $336 million in 2021, $326 million in 2020 and $541 million in 2019.

INDEMNIFICATIONS

Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 25, 2021, the Company is not aware of any material liabilities arising from these indemnifications. Additionally, the Company retains certain guarantees in place with respect to the liabilities or obligations of the European Business and remains contingently liable for these obligations. However, the Purchaser must indemnify and hold the Company harmless for any losses in connection with these guarantees. The Company currently does not believe it is probable it would be required to perform under any of these guarantees or any of the underlying obligations.

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

On March 1, 2021, certain IT systems of CompuCom were affected by a malware incident which negatively impacted some services that CompuCom provides to certain of its customers. Certain CompuCom services were not impacted by the malware incident, and CompuCom continued to deliver certain services to those customers throughout March. CompuCom was able to substantially restore delivery capabilities as of March 17, 2021, and had restored its service delivery to substantially all of its customers as of the end of March 2021. As a part of the restoration efforts, CompuCom has taken actions to efficiently and securely restore service delivery to its customers while hardening its systems with enhanced security measures and advanced anti-malware agents. In the third quarter of 2021, the Company provided impacted customers and former and current associates with required notice. As of the fourth quarter 2021, the Company has concluded its analysis of the malware incident. While the Company does not expect further material developments, the Company will evaluate new information, if any, in the event any new information arises and will record an estimate for losses when it is both probable and reasonably estimable. Further, the Company may become subject to regulatory enforcement actions and litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage.

In connection with the down time CompuCom experienced due to temporarily suspending certain services to certain customers, CompuCom had loss of service revenue of $6 million in 2021, which is within the Company’s previously disclosed estimate for total loss of service revenue due to the malware incident of between $5 million and $8 million. In addition, the Company expects to incur expenses of up to $15 million, of which the Company incurred $13 million in 2021. These expense estimates are primarily related to CompuCom’s efforts to restore service delivery to impacted customers, costs to investigate and remediate the incident, increased expenditures for cyber protection, legal and other professional services related thereto, and to address certain other matters resulting from the incident. The Company carries insurance, including cyber insurance, which it believes to be commensurate with the Company’s size and the nature of its operations and expects that a portion of these costs may be covered by insurance. The financial impact of the malware incident, as described above, is reflected within discontinued operations. On December 31, 2021, the Company sold CompuCom to an affiliate of Variant Equity. The purchase agreement includes standard indemnification provisions including for any third-party claims in connection with the malware incident which are not to exceed $10 million.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the foregoing, OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of December 25, 2021, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, the Company’s estimated range of reasonably possible losses was approximately $15 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

NOTE 17. DISCONTINUED OPERATIONS

In January 2021, the Company’s Board of Directors announced that as a result of a business review of CompuCom, management had initiated a process to explore a value-maximizing sale of the Company’s former CompuCom Division. On June 29, 2021, the Company’s Board of Directors aligned with management’s commitment to a plan to sell CompuCom through a single disposal group. Although management did not bring forth a specific transaction to the Board of Directors at the time, the Company was actively marketing CompuCom for sale at a price that the Company believed was reasonable in relation to CompuCom’s current fair value. CompuCom was available for immediate sale in its present condition and any sale was expected to be subject to customary regulatory approvals. Based on these considerations, and management’s experience and ability to complete similar transactions in the past, management believed the sale was probable and expected to complete it within one year from June 29, 2021. Accordingly, management concluded that the CompuCom disposal group had met the accounting criteria to be classified as held for sale as of June 29, 2021 and is presented as such in the Consolidated Balance Sheets as of December 25, 2021 and December 26, 2020. The planned disposition of CompuCom represented a strategic shift that will have a major impact on the Company’s operations and financial results. Accordingly, the Company also presented the operating results and cash flows of its CompuCom Division as discontinued operations for all periods presented.

The sale of CompuCom was completed on December 31, 2021, and the transaction was structured and will be accounted for as an equity sale. The related Securities Purchase Agreement (“SPA”) provides for consideration consisting of a cash purchase price equal to $125 million (subject to customary adjustments, including for cash, debt and working capital), an interest-bearing promissory note in the amount of $55 million, and a holding fee (“earn-out”) provision providing for payments of up to $125 million in certain circumstances. The promissory note accrues interest at six percent per annum, payable on a quarterly basis in cash or in-kind, and is due in full on June 30, 2027. Under the earn-out provision, if the purchaser receives dividends or sale proceeds from the CompuCom business equal to (i) three (3) times its initial capital investment in the CompuCom business plus (ii) 15% per annum on subsequent capital investments, the Company will be entitled to 50% of any subsequent dividends or sale proceeds up to and until the Company has received an aggregate of $125 million. The Company also agreed to provide certain transitional services to the purchaser for a period of three to twelve months under a separate agreement after closing. The SPA contains customary warranties of the Company and the purchaser.

The loss from classification to held for sale related to CompuCom as of December 25, 2021 was measured at the lower of its carrying amount or estimated fair value less costs to sell and is included in the valuation allowance of the current assets held for sale. The estimated fair value of CompuCom was based on the terms of the SPA, and amounted to $190 million, which included $126 million for cash purchase price after adjusting for cash, debt and working capital, $55 million for the promissory note, and $9 million for the earn-out. The earn-out provision was identified to be a derivative in accordance with ASC 815, and its fair value was determined using Monte Carlo simulation. The resulting loss from classification to held for sale was $170 million in 2021.

Merger and restructuring expenses incurred by the former CompuCom Division, that were previously presented as Corporate expenses, are included in the measurement and presentation of discontinued operations in all periods presented.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents a reconciliation of the major components of Discontinued operations, net of tax presented in the Consolidated Statements of Operations.

(In millions)	2021	2020	2019
Major components of discontinued operations before income taxes:
Sales	$802	$838	$980
Cost of goods and occupancy costs	645	657	771
Gross profit	157	181	209
Selling, general and administrative expenses	152	171	212
Asset impairments	252	248	—
Merger, restructuring and other operating expenses, net	(2)	20	30
Operating loss	(245)	(258)	(33)
Other income (expense), net	(1)	1	—
Loss from major components of discontinued operations before income taxes	(246)	(257)	(33)
Loss from classification to held for sale	(170)	—	—
Loss from discontinued operations before income taxes	(416)	(257)	(33)
Income tax benefit	(21)	(1)	(5)
Discontinued operations, net of tax	$(395)	$(256)	$(28)

The following table represents the major classes of assets and liabilities of the disposal group classified as held for sale presented in the Consolidated Balance Sheets as of December 25, 2021 and December 26, 2020.

	December 25,	December 26,
(In millions)	2021	2020
Major classes of assets included in discontinued operations:
Cash and cash equivalents	$23	$—
Receivables, net	221	189
Inventories	20	14
Prepaid expenses and other current assets	15	16
Total current assets		219
Property and equipment, net	25	26
Operating lease right-of-use assets	66	62
Goodwill	—	214
Other intangible assets, net	255	301
Other assets	14	19
Total noncurrent assets		622
Less: valuation allowance	(170)
Total assets of the disposal group classified as held for sale	$469	$841
Major classes of liabilities included in discontinued operations:
Trade accounts payable	$83	$62
Accrued expenses and other current liabilities	86	90
Total current liabilities		152
Deferred income taxes and other long-term liabilities	75	82
Operating lease liabilities	46	56
Total noncurrent liabilities		138
Total liabilities of the disposal group classified as held for sale	$290	$290

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 25, 2021*
Net sales	$2,174	$2,070	$2,179	$2,042
Gross profit	495	432	504	432
Operating income (1)	69	30	104	31
Net income from continuing operations	63	20	73	32
Discontinued operations, net of tax	(10)	(108)	28	(306)
Net income (loss)	53	(88)	101	(274)
Basic earnings (loss) per share (2)
Continuing operations	$1.17	$0.36	$1.38	$0.63
Discontinued operations	(0.18)	(1.98)	0.54	(6.07)
Net basic earnings (loss) per share	$0.99	$(1.62)	$1.92	$(5.44)
Diluted earnings (loss) per share (2)
Continuing operations	$1.12	$0.35	$1.33	$0.61
Discontinued operations	(0.17)	(1.93)	0.52	(5.87)
Net diluted earnings (loss) per share	$0.95	$(1.58)	$1.85	$(5.26)

*	Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.
(1)

Includes Merger, restructuring and other operating expenses, net totaling $13 million, $11 million, $13 million and $14 million in the first, second, third and fourth quarters of 2021, respectively. The first, second, third and fourth quarters of 2021 also include asset impairments of $12 million, $1 million, $5 million and $2 million, respectively.

(2)

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The sum of the quarterly earnings (loss) per share does not equal the annual earnings (loss) per share due to differences in quarterly and annual weighted-average shares outstanding.

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 26, 2020*
Net sales	$2,493	$1,947	$2,347	$2,085
Gross profit	582	372	547	451
Operating income (loss) (3)	83	(198)	102	20
Net income (loss) from continuing operations	48	(176)	34	31
Discontinued operations, net of tax	(3)	(263)	23	(13)
Net income (loss)	45	(439)	57	18
Basic earnings (loss) per share (4)
Continuing operations	$0.90	$(3.34)	$0.64	$0.59
Discontinued operations	(0.04)	(5.00)	0.43	(0.24)
Net basic earnings (loss) per share	$0.86	$(8.34)	$1.07	$0.35
Diluted earnings (loss) per share (4)
Continuing operations	$0.88	$(3.34)	$0.63	$0.57
Discontinued operations	(0.04)	(5.00)	0.41	(0.23)
Net diluted earnings (loss) per share	$0.84	$(8.34)	$1.04	$0.34

*	Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.
(3)

Includes Merger, restructuring and other operating expenses, net totaling $12 million, $53 million, $24 million and $13 million in the first, second, third and fourth quarters of 2020, respectively. The first, second, third and fourth quarters of 2020 also include asset impairments of $12 million, $153 million, $10 million and $8 million, respectively.

(4)

The sum of the quarterly earnings (loss) per share does not equal the annual earnings (loss) per share due to differences in quarterly and annual weighted-average shares outstanding. As disclosed in Note 1, a 1-for-10 reverse stock split of the Company’s outstanding shares of common stock and a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio became effective on June 30, 2020. All per share amounts have been retroactively adjusted for the prior periods presented to give effect to this reverse stock split.

NOTE 19. SUBSEQUENT EVENTS

On December 31, 2021, the Company completed the sale of its CompuCom Division. Refer to Note 17 for further information.

In December 2021, the Company received a non-binding proposal from a third party other than USR Parent, Inc. to acquire the Company’s consumer business. The terms of that proposal are confidential. The Company’s Board of Directors is carefully reviewing this proposal as well as the proposal from USR Parent, Inc., with the assistance of its financial and legal advisors to determine the course of action that it believes is in the best interests of the Company and its shareholders. As a result, in January 2022, the Company has determined to delay further work on the Separation. See Note 1 for further information on the Separation.

FORM 10-K CROSS-REFERENCE INDEX

(a)	Refer to Part IV — Item 15 of this Annual Report.