Form 10-Q
period 2022-03-26
ODP Corp
filed 2022-05-04
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2022

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At April 27, 2022, there were 49,196,849 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

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

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 26,	March 27,
	2022	2021
Sales	$2,178	$2,174
Cost of goods and occupancy costs	1,694	1,679
Gross profit	484	495
Selling, general and administrative expenses	396	401
Asset impairments	2	12
Merger, restructuring and other operating expenses, net	10	13
Operating income	76	69
Other income (expense):
Interest income	1	—
Interest expense	(5)	(7)
Other income, net	2	11
Income from continuing operations before income taxes	74	73
Income tax expense	19	10
Net income from continuing operations	55	63
Discontinued operations, net of tax	—	(10)
Net income	$55	$53
Basic earnings (loss) per share
Continuing operations	$1.14	$1.17
Discontinued operations	—	(0.18)
Net basic earnings per share	$1.14	$0.99
Diluted earnings (loss) per share
Continuing operations	$1.09	$1.12
Discontinued operations	—	(0.17)
Net diluted earnings per share	$1.09	$0.95

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in The ODP Corporation Annual Report on Form 10-K filed on February 23, 2022 (the “2021 Form 10-K”).

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	13 Weeks Ended
	March 26, 2022	March 27, 2021
Net income	$55	$53
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	(1)	5
Reclassification of foreign currency translation adjustments realized upon disposal of business	6	—
Total other comprehensive income, net of tax, where applicable	5	5
Comprehensive income	$60	$58

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	March 26,	December 25,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$557	$514
Receivables, net	572	495
Inventories	866	859
Prepaid expenses and other current assets	58	52
Current assets held for sale	—	469
Total current assets	2,053	2,389
Property and equipment, net	466	477
Operating lease right-of-use assets	899	936
Goodwill	464	464
Other intangible assets, net	52	54
Deferred income taxes	209	219
Other assets	386	326
Total assets	$4,529	$4,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$975	$950
Accrued expenses and other current liabilities	959	994
Income taxes payable	14	11
Short-term borrowings and current maturities of long-term debt	18	20
Current liabilities held for sale	—	290
Total current liabilities	1,966	2,265
Deferred income taxes and other long-term liabilities	155	159
Pension and postretirement obligations, net	21	22
Long-term debt, net of current maturities	181	228
Operating lease liabilities	714	753
Total liabilities	3,037	3,427
Commitments and contingencies
Stockholders' equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 65,357,585 at March 26, 2022 and 64,704,979 at December 25, 2021; outstanding shares — 49,092,644 at March 26, 2022 and 48,455,951 at December 25, 2021	1	1
Additional paid-in capital	2,687	2,692
Accumulated other comprehensive loss	(1)	(6)
Accumulated deficit	(562)	(617)
Treasury stock, at cost — 16,264,941 shares at March 26, 2022 and 16,249,028 shares at December 25, 2021	(633)	(632)
Total stockholders' equity	1,492	1,438
Total liabilities and stockholders’ equity	$4,529	$4,865

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	13 Weeks Ended
	March 26,	March 27,
	2022	2021
Cash flows from operating activities:
Net income	$55	$53
Loss from discontinued operations, net of tax	—	(10)
Net income from continuing operations	55	63
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34	38
Charges for losses on receivables and inventories	6	7
Asset impairments	2	12
Gain on disposition of assets, net	(3)	—
Compensation expense for share-based payments	9	10
Deferred income taxes and deferred tax asset valuation allowances	10	6
Changes in working capital and other operating activities	(83)	(33)
Net cash provided by operating activities of continuing operations	30	103
Net cash used in operating activities of discontinued operations	—	(17)
Net cash provided by operating activities	30	86
Cash flows from investing activities:
Capital expenditures	(21)	(12)
Businesses acquired, net of cash acquired	—	(28)
Proceeds from disposition of assets	6	1
Settlement of company-owned life insurance policies	1	7
Net cash used in investing activities of continuing operations	(14)	(32)
Net cash provided by (used in) investing activities of discontinued operations	67	(1)
Net cash provided by (used in) investing activities	53	(33)
Cash flows from financing activities:
Net payments on long and short-term borrowings	(6)	(6)
Debt retirement	(43)	—
Share purchases for taxes, net of proceeds from employee share-based transactions	(14)	(23)
Other financing activities	(1)	(1)
Net cash used in financing activities of continuing operations	(64)	(30)
Effect of exchange rate changes on cash and cash equivalents	1	1
Net increase in cash and cash equivalents	20	24
Cash and cash equivalents at beginning of period	537	729
Cash and cash equivalents at end of period – continuing operations	$557	$753
Supplemental information on non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$35	$10
Business acquired in exchange for common stock issuance	—	35
Other current receivable obtained from disposition of discontinued operations	30	—
Promissory note receivable obtained from disposition of discontinued operations	55	—
Earn-out receivable obtained from disposition of discontinued operations	9	—

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

	13 Weeks Ended March 26, 2022
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 25, 2021	64,704,979	$1	$2,692	$(6)	$(617)	$(632)	$1,438
Net income	—	—	—	—	55	—	55
Other comprehensive income	—	—	—	5	—	—	5
Exercise and release of incentive stock (including income tax benefits and withholding)	652,606	—	(14)	—	—	—	(14)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Other	—	—	—	—	—	(1)	(1)
Balance at March 26, 2022	65,357,585	$1	$2,687	$(1)	$(562)	$(633)	$1,492

	13 Weeks Ended March 27, 2021
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 26, 2020	62,551,255	$1	$2,675	$(32)	$(409)	$(355)	$1,880
Net income	—	—	—	—	53	—	53
Other comprehensive income	—	—	—	5	—	—	5
Exercise and release of incentive stock (including income tax benefits and withholding)	1,225,876	—	(23)	—	—	—	(23)
Amortization of long-term incentive stock grants	—	—	10	—	—	—	10
Common stock issuance related to the BuyerQuest acquisition	827,498	—	35	—	—	—	35
Balance at March 27, 2021	64,604,629	$1	$2,697	$(27)	$(356)	$(355)	$1,960

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The ODP Corporation, including its consolidated subsidiaries (“ODP” or the “Company”), is a leading provider of business services and supplies, products and digital workspace technology solutions to small, medium-sized and enterprise businesses. The Company operates through its direct and indirect subsidiaries and maintains a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 1,032 retail stores, all supported by supply chain facility and delivery operations. Through its banner brands Office Depot®, OfficeMax® and Grand & Toy®, as well as others, the Company offers its customers the tools and resources they need to focus on starting, growing and running their business. The Company’s corporate headquarters is located in Boca Raton, FL, and its primary website is www.officedepot.com.

At March 26, 2022, the Company had two reportable segments (or “Divisions”): Business Solutions Division and Retail Division. The Company’s CompuCom Division was sold through a single disposal group on December 31, 2021. The Company has reclassified the financial results of the CompuCom Division to Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The Company also reclassified the related assets and liabilities as assets and liabilities held for sale on the accompanying Condensed Consolidated Balance Sheets as of December 25, 2021, and presented cash flows from the Company’s discontinued operations in the Condensed Consolidated Statements of Cash Flows for all periods. Refer to Note 12 for additional information.

The Condensed Consolidated Financial Statements as of March 26, 2022, and for the 13-week period ended March 26, 2022 (also referred to as the “first quarter of 2022”) and March 27, 2021 (also referred to as the “first quarter of 2021”) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Business acquisitions in 2021 are included prospectively from the date of acquisition, thus affecting the comparability of the Company’s financial statements for the periods presented in this report on Form 10-Q.

The Company has prepared the Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the SEC. Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to those SEC rules and regulations. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a better understanding of the Company and its Condensed Consolidated Financial Statements, the Company recommends reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements, which are included in the Company’s 2021 Form 10-K. These interim results are not necessarily indicative of the results that should be expected for the full year.

PLANNED SEPARATION OF CONSUMER BUSINESS

In May 2021, the Company’s Board of Directors unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies representing its B2B and consumer businesses, which was planned to be achieved through a spin-off of its consumer business. On January 14, 2022, the Company announced that its Board of Directors determined to delay the previously announced public company separation to evaluate a potential sale of the Company’s consumer business and that it had received a non-binding proposal from another third party, in addition to the previously received proposal from USR Parent, Inc., to acquire the Company’s consumer business.

The Company’s Board of Directors is carefully reviewing both proposals with the assistance of its financial and legal advisors to determine the course of action that it believes is in the best interests of the Company and its shareholders. While the Company has previously been focusing on completing the public company separation during the first half of 2022, it has determined to delay further work on the spin-off while it focuses on a potential sale of the consumer business. There can be no assurance that a sale of the consumer business will take place and the terms of any such sale.

CASH MANAGEMENT

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Amounts not yet presented for payment to zero balance disbursement accounts of $9 million at March 26, 2022 are presented in Trade accounts payable and Accrued expenses and other current liabilities, and $1 million at December 25, 2021 are presented in Current liabilities held for sale.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

At March 26, 2022 and December 25, 2021, cash and cash equivalents held outside the United States amounted to $121 million and $108 million, respectively. At December 25, 2021, there was $17 million cash and cash equivalents held outside the United States included in Current assets held for sale.

NOTE 2. MERGER, RESTRUCTURING AND OTHER ACTIVITY

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

	First Quarter
(In millions)	2022	2021
Merger and transaction related expenses
Transaction and integration	$—	$1
Total Merger and transaction related expenses	—	1
Restructuring expenses
Severance	—	1
Professional fees	—	1
Facility closure, contract termination, and other expenses, net	1	9
Total Restructuring expenses, net	1	11
Other operating expenses
Professional fees	9	1
Total Other operating expenses	9	1
Total Merger, restructuring and other operating expenses, net	$10	$13

MERGER AND TRANSACTION RELATED EXPENSES

In the first quarter of 2022, the Company did not incur any transaction and integration expenses. In the first quarter of 2021, the Company incurred transaction and integration expenses of $1 million, primarily related to its acquisition of BuyerQuest Holdings, Inc. (“BuyerQuest”), which is part of its Varis Division.

RESTRUCTURING EXPENSES

Maximize B2B Restructuring Plan

In May 2020, the Company’s Board of Directors approved a restructuring plan to realign the Company’s operational focus to support its “business-to-business” solutions and IT services business units and improve costs (“Maximize B2B Restructuring Plan”). Implementation of the Maximize B2B Restructuring Plan is expected to be substantially completed by the end of 2023. The Maximize B2B Restructuring Plan aims to generate savings through optimizing the Company’s retail footprint, removing costs that directly support the Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of the Company’s business-to-business platform. The plan is broader than restructuring programs the Company has implemented in the past and includes closing and/or consolidating retail stores and distribution facilities and the reduction of up to 13,100 employee positions by the end of 2023. The Company is evaluating the number and timing of retail store and distribution facility closures and/or consolidations. However, it is generally understood that closures will approximate the store’s lease termination date. The Company closed 6 retail stores during the first quarter of 2022, 111 retail stores in 2021, and 70 retail stores and two distribution facilities in 2020 under the Maximize B2B Restructuring Plan. It is anticipated that additional retail stores will be closed in 2022. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $111 million, comprised of:

(a)	severance costs of approximately $49 million;
(b)	facility closure costs of approximately $34 million, which are mainly related to retail stores; and
(c)	other costs, including contract termination costs, to facilitate the execution of the Maximize B2B Restructuring Plan of approximately $28 million.

The total costs of up to $111 million above are less than the Company’s estimate of total costs for this restructuring plan when it commenced, mainly as a result of the reduction in the number of expected retail store and distribution facility closures based upon the Company’s most recent evaluation of economic factors that influence expected store closures. There could be further fluctuations in the estimate of total expected costs in the future and timing of such costs as a result of an assessment of general market conditions and

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

changes in the Company’s business strategy, including the potential sale of the consumer business or the Separation described in Note 1 above. In addition, the reduction of employee positions may also be impacted as a result of fewer retail store closures and the changes in the Company’s business strategy. The $111 million of total costs are expected to be incurred as cash expenditures through 2023 and funded primarily with cash on hand and cash from operations. The Company incurred $96 million in restructuring expenses to implement the Maximize B2B Restructuring Plan since its inception in 2020 and through the first quarter of 2022, of which $55 million were cash expenditures.

In the first quarter of 2022, the Company incurred $1 million, net, in restructuring expenses associated with the Maximize B2B Restructuring Plan, which consisted of facility closure and other costs. The Company had $2 million of cash expenditures in the first quarter of 2022 associated with the Maximize B2B Restructuring Plan.

In the first quarter of 2021, the Company incurred $11 million in restructuring expenses associated with the Maximize B2B Restructuring Plan, which consisted of $1 million in employee severance, $1 million in third-party professional fees, and $9 million of retail store and facility closure costs, contract termination and other that were mainly related to closure accruals, gains and losses on asset dispositions, and accelerated depreciation. Of these amounts, $4 million was cash expenditures in the first quarter of 2021.

OTHER OPERATING EXPENSES

In May 2021, the Company’s Board of Directors unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies, through a spin-off of its consumer business. Since then, the Company has incurred costs related to activities to separate its consumer business, which included third-party professional fees, as well as costs associated with the operational separation of the two companies, such as those related to human resources, brand management, real estate and IT infrastructure. As described in Note 1 above, on January 14, 2022, the Company announced that its Board of Directors determined to delay the previously announced public company separation to evaluate a potential sale of the Company’s consumer business and that it had received a non-binding proposal from another third party, in addition to the previously received proposal from USR Parent, Inc., to acquire the Company’s consumer business. The Company’s Board of Directors is carefully reviewing these proposals with the assistance of its financial and legal advisors to determine the course of action that it believes is in the best interests of the Company and its shareholders. The Company incurred $9 million in third party professional fees in the first quarter of 2022 related to separation activities. The Company had incurred $32 million in third-party professional fees associated with separation activities in 2021. The Company expects to continue to incur additional costs for separation activities in the event such potential sale transaction is completed or the spin-off resumes, and currently estimates that total costs related to the separation activities will exceed $100 million, although such estimate is subject to a number of assumptions and uncertainties.

Other operating expenses of $1 million in the first quarter of 2021 represent third-party professional fees incurred related to the evaluation of USR Parent, Inc.’s proposals received during the first quarter of 2021.

MERGER, RESTRUCTURING AND OTHER ACCRUALS

The activity in the merger, restructuring and other accruals in the first quarter of 2022 is presented in the table below. Certain merger, restructuring and other charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

	Balance as of			Balance as of
	December 25,	Charges (credits)	Cash	March 26,
(In millions)	2021	Incurred	Payments	2022
Termination benefits:
Maximize B2B Restructuring Plan	19	—	—	19
Lease and contract obligations, accruals for facilities closures and other costs:
Maximize B2B Restructuring Plan	6	1	(2)	5
Comprehensive Business Review	1	—	—	1
Planned separation of consumer business	2	9	(5)	6
Total	$28	$10	$(7)	$31

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 3. REVENUE RECOGNITION

REVENUE

As a result of the CompuCom Division’s presentation as discontinued operations, the Company’s level of service revenue is below 10% of the Company’s total revenue for all periods presented. Accordingly, revenues and cost of sales from services and products are not separately disclosed in the Company’s Condensed Consolidated Statements of Operations. The Company updated its major revenue categories disclosed herein according to this presentation, and prior period amounts have been reclassified to conform to the current period presentation.

The following table provides information about disaggregated revenue from continuing operations by Division, and major revenue categories.

	First Quarter of 2022
(In millions)	Business Solution Division	Retail Division	Other	Total
Major revenue categories
Supplies	$697	$351	$1	$1,049
Technology	287	383	2	672
Furniture and other	184	126	1	311
Copy and print	63	83	—	146
Total	$1,231	$943	$4	$2,178

	First Quarter of 2021
(In millions)	Business Solution Division	Retail Division	Other	Total
Major revenue categories
Supplies	$581	$366	$2	$949
Technology	310	452	1	763
Furniture and other	177	144	5	326
Copy and print	59	77	—	136
Total	$1,127	$1,039	$8	$2,174

Revenue includes the sale of:

•	Supplies such as paper, writing instruments, office supplies, cleaning and breakroom items, personal protective equipment, and product subscriptions;
•

Technology-related products such as toner and ink, printers, computers, tablets and accessories, electronic storage and sales of third-party software, as well as technology support services offerings provided in the Company’s retail stores, such as installation and repair;

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

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

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts in the first quarters of 2022 and 2021.

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

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and deferred revenue is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of March 26, 2022 and December 25, 2021, the Company had $10 million and $12 million of deferred revenue related to the loyalty program, respectively, which is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	March 26,	December 25,
(In millions)	2022	2021
Trade receivables, net	$399	$353
Short-term contract assets	14	16
Long-term contract assets	5	8
Short-term contract liabilities	39	52
Long-term contract liabilities	—	2

In the first quarters of 2022 and 2021, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $13 million and $22 million in the first quarters of 2022 and 2021, respectively, which were included in the short-term contract liability balance at the beginning of each respective period. There were no contract assets and liabilities that were recognized in the first quarter of 2022 as a result of business combinations. The Company recognized no contract assets and $2 million of contract liabilities in the first quarter of 2021 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of each respective period that transferred to receivables in the first quarters of 2022 and 2021. Included in the table above are short- and long-term contract assets of $1 million and $2 million as of December 25, 2021, respectively, related to CompuCom, which were presented as part of assets held for sale on the Condensed Consolidated Balance Sheet as of December 25, 2021. Also included in the table above are short- and long-term contract liabilities of $10 million and $2 million as of December 25, 2021, respectively, which were presented as part of liabilities held for sale on the Condensed Consolidated Balance Sheet as of December 25, 2021.

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

COSTS TO OBTAIN A CONTRACT

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be capitalized. These costs are periodically reviewed for impairment, and are amortized on a straight-line basis over the expected period of benefit. As of March 26, 2022 and December 25, 2021, short-term contract assets and long-term contract assets in the table above represent capitalized acquisition costs. In the first quarters of 2022 and 2021, amortization expense was $5 million and $6 million, respectively. The Company had no asset impairment charges related to contract assets in the periods presented herein. There is uncertainty regarding the continued impacts of COVID-19 on the global and national economies, which could negatively affect the Company’s customers and result in future impairments of contract assets.

NOTE 4. SEGMENT INFORMATION

At March 26, 2022, the Company had two reportable segments: Business Solutions Division and Retail Division. The Business Solutions Division sells nationally branded as well as the Company’s private branded office supply and adjacency products and services to customers in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites. The Retail Division includes a chain of retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which sell office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offer business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are also facilitated through the Company’s regional print production centers. The Company sold its CompuCom Division through a single disposal group on December 31, 2021, which is presented as discontinued operations for all periods presented. Refer to Note 12 for additional information.

The retained global sourcing operations previously included in the former International Division and the operating results of the Varis Division, which is the Company’s new digital platform technology business, are not significant and have been presented as Other.

The products and services offered by the Business Solutions Division and the Retail Division are similar. These two operating segments are the Company’s two reportable segments. The Business Solutions Division and the Retail Division are managed separately as they represent separate channels in the way the Company serves its customers. The accounting policies for each segment

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

are the same as those described in Note 1 of the 2021 Form 10-K. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Business Solutions Division or the Retail Division, including asset impairments and merger, restructuring and other operating expenses, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities. In addition, the Company regularly evaluates the appropriateness of the reportable segments based on how the business is managed, including decision-making about resources allocation and assessing performance of the segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, the current reportable segments may change in the future.

The following is a summary of sales and operating income (loss) by each of the Divisions and Other, reconciled to consolidated totals.

	Sales
	First Quarter
(In millions)	2022	2021
Business Solutions Division	$1,231	$1,127
Retail Division	943	1,039
Other	4	8
Total	$2,178	$2,174

	Division Operating Income (Loss)
	First Quarter
(In millions)	2022	2021
Business Solutions Division	$33	$17
Retail Division	89	100
Other	(14)	(2)
Total	$108	$115

A reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

	First Quarter
(In millions)	2022	2021
Total Divisions operating income	$108	$115
Add/(subtract):
Asset impairments	(2)	(12)
Merger, restructuring and other operating expenses, net	(10)	(13)
Unallocated expenses	(20)	(21)
Interest income	1	—
Interest expense	(5)	(7)
Other income, net	2	11
Income from continuing operations before income taxes	$74	$73

The components of goodwill by segment are provided in the following table:

	Business Solutions	Retail
(In millions)	Division	Division	Other	Total
Balance as of December 25, 2021	$318	$78	$68	$464
Balance as of March 26, 2022	$318	$78	$68	$464

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. The most recent annual impairment

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

assessment was performed during the fourth quarter of 2021, using a quantitative assessment for the Contract and Varis reporting units, and qualitative assessments for the Direct and Retail reporting units. The quantitative assessment combined the income approach and the market approach valuation methodologies and concluded that the fair value of the Contract and Varis reporting units exceed their carrying amounts. The margin of passage for the Contract reporting unit was 16%. The Contract reporting unit is a component of the Business Solutions Division segment, and the Varis reporting unit, which is presented in Other. The CompuCom reporting unit is classified as discontinued operations; refer to Note 12 for further information.

The Company is monitoring the performance of its Contract reporting unit, which had been negatively impacted by COVID-19, and has experienced partial recovery as the impacts of the pandemic on its business customers have begun to recede in 2021. The Contract reporting units’ operating performance and future outlook are in line with the Company’s forecasts used in determining the fair value estimates in the most recent quantitative annual impairment test. Accordingly, there are no impairment indicators identified for this reporting unit as of March 26, 2022. The Company also did not identify indicators of impairment related to its other reporting units, which have been performing in accordance with forecasts. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of the Company’s reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying amount, resulting in goodwill impairment charges.

NOTE 5. INCOME TAXES

During 2022 and 2021, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to limited international operations and improved operating results. The Company’s effective tax rates were 26% for the first quarter of 2022 and 14% for the first quarter 2021, respectively. In the first quarter of 2022, the Company’s effective rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date. This along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate to differ from the statutory rate of 21%. In the first quarter of 2021, the Company’s effective rate was primarily impacted by the recognition of a large tax benefit associated with stock-based compensation awards year-to-date and recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

The Company continues to have a U.S. valuation allowance for certain U.S. federal credits and state tax attributes, which relates to deferred tax assets that require certain types of income or for income to be earned in certain jurisdictions in order to be realized. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections could impact this evaluation in future periods. The sale of CompuCom resulted in the Company recognizing a capital loss of approximately $210 million, tax effected. A portion of this capital loss, approximately $20 million, is available to be carried back in several jurisdictions. The tax benefit of these carry back claims was reflected in the discontinued operations income tax expense at December 25, 2021. The Company has determined that it is more likely than not that the benefit from the excess capital loss of $190 million will not be realized at this time. In recognition of this risk, the Company has provided a full valuation allowance against the excess capital loss not carried back.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years prior to 2021 and 2014, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal income tax examination, and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years prior to 2013. Generally, the Company is subject to routine examination for years 2013 and forward in its international tax jurisdictions.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 6. EARNINGS PER SHARE

The following table represents the calculation of earnings (loss) per common share – basic and diluted:

	First Quarter
(In millions, except per share amounts)	2022	2021
Basic Earnings (Loss) Per Share
Numerator:
Net income from continuing operations	$55	$63
Loss from discontinued operations, net of tax	—	(10)
Net income	$55	$53
Denominator:
Weighted-average shares outstanding	49	53
Basic earnings (loss) per share:
Continuing operations	$1.14	$1.17
Discontinued operations	—	(0.18)
Net basic earnings per share	$1.14	$0.99
Diluted Earnings (Loss) Per Share
Numerator:
Net income from continuing operations	$55	$63
Loss from discontinued operations, net of tax	—	(10)
Net income	$55	$53
Denominator:
Weighted-average shares outstanding	49	53
Effect of dilutive securities:
Stock options and restricted stock	2	3
Diluted weighted-average shares outstanding	51	56
Diluted earnings (loss) per share:
Continuing operations	$1.09	$1.12
Discontinued operations	—	(0.17)
Net diluted earnings per share	$1.09	$0.95

Awards of stock options and nonvested shares representing additional shares of outstanding common stock less than 1 million in the first quarter of 2022 and less than 1 million in the first quarter of 2021 were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

NOTE 7. DEBT

On April 17, 2020, the Company entered into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), which provides for a $1.2 billion asset-based revolving credit facility and a $100 million asset-based first-in, last-out term loan facility (the “FILO Term Loan Facility”), for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature on April 17, 2025. The Third Amended Credit Agreement replaced the Company’s then existing amended and restated credit agreement that was due to mature in May 2021. During the first quarter of 2022, the Company reduced its asset-based revolving credit facility by $200 million to $1.0 billion and retired $43 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement.

As provided by the Third Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, cash value of company-owned life insurance policies, and certain specific real estate of the Company. At March 26, 2022, the Company had no revolving loans outstanding, $57 million of outstanding FILO Term Loan Facility loans, $47 million of outstanding standby letters of credit, and $874 million of available credit under the Third Amended Credit Agreement. The Company was in compliance with all applicable covenants at March 26, 2022.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 8. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 25, 2021	$(27)	$21	$(6)
Other comprehensive loss activity before reclassifications	(1)	—	(1)
Reclassification of foreign currency translation adjustments realized upon disposal of business	6	—	6
Balance at March 26, 2022	$(22)	$21	$(1)

TREASURY STOCK

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

On November 16, 2021, the Company entered into an accelerated share repurchase agreement (“ASR”) to repurchase shares of the Company’s common stock in exchange for an up-front payment $150 million. The repurchase period runs through June 9, 2022. The Company did not purchase any shares of its common stock in the first quarter of 2022. As of March 26, 2022, $342 million remains available for additional repurchases under the current stock repurchase program.

At March 26, 2022, there were 16 million shares of common stock held in treasury. The Company’s Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 7 for additional information about the Company’s compliance with covenants.

DIVIDENDS ON COMMON STOCK

In May 2020, in order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, the Company’s Board of Directors suspended the Company’s quarterly cash dividend beginning in the second quarter of 2020. There was no quarterly cash dividend declared and paid in the first quarter of 2022. The Company’s quarterly cash dividend remains suspended. Prior to its suspension, dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. The Company’s Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 7 for additional information about the Company’s compliance with covenants.

NOTE 9. EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – NORTH AMERICA

The components of net periodic pension benefit for the Company’s North America pension plans are as follows:

	First Quarter
(In millions)	2022	2021
Service cost	$—	$—
Interest cost	5	5
Expected return on plan assets	(6)	(7)
Net periodic pension benefit	$(1)	$(2)

The North American qualified pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at March 26, 2022 and December 25, 2021. The North American nonqualified pension plan is in a net liability position and included in Pension and postretirement obligations, net in the Condensed Consolidated Balance Sheets at March 26, 2022 and December 25, 2021. During the first quarter of 2022, $1 million of cash contributions were made to the North America pension plans. The Company expects to make additional cash contributions of approximately $1 million to the North America pension plans during the remainder of 2022.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

PENSION PLAN – UNITED KINGDOM

The components of net periodic pension benefit for the Company’s pension plan in the United Kingdom (“UK”) are as follows:

	First Quarter
(In millions)	2022	2021
Service cost	$—	$—
Interest cost	1	1
Expected return on plan assets	(2)	(1)
Net periodic pension benefit	$(1)	$—

The UK pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at March 26, 2022 and December 25, 2021. During the first quarter of 2022, cash contributions of $1 million were made to the UK pension plan. The Company is not required to make any additional cash contributions to the UK pension plan in the remainder of 2022.

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

RECURRING FAIR VALUE MEASUREMENTS

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments, which may be entered into to mitigate risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. The Company did not have derivative financial instruments during the first quarter of 2022.

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the first quarter of 2022, the Company recognized asset impairment charges of $2 million primarily related to the impairment of operating lease right-of-use (“ROU”) assets associated with the Company’s retail store locations. In the first quarter of 2021, the Company recognized asset impairment charges of $12 million. Of the asset impairment charges in the first quarter of 2021, $10 million was related to the impairment of ROU assets associated with the Company’s retail store locations, and the remainder related to impairment of fixed assets. All impairment charges discussed in the sections below are presented in Asset impairments in the Condensed Consolidated Statements of Operations.

The Company regularly reviews retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses input from retail operations and accounting and finance personnel. These inputs include management’s best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows that can naturally include judgments about how current initiatives will impact future performance. The assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of the Company’s restructuring programs, including the probability of closure at the retail store level. While it is generally understood that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

conditions could result in future changes in assumptions utilized. These assumptions reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. The Company also analyzed the impact of the COVID-19 pandemic on store asset recoverability. Due to the nature of products sold, the retail stores were considered to be essential by most local jurisdictions and as a result, the substantial majority of these retail stores have remained open and operational with the appropriate safety measures in place since the beginning of the COVID-19 outbreak, including a curbside pickup option. Since late in the first quarter of 2020, the Company has reduced retail location hours by one to two hours daily, which continues to be in effect at the majority of its retail locations. The Company’s recoverability assessment included evaluating the impact of these developments.

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the first quarter of 2022 impairment calculation were discounted at a weighted average discount rate of 8%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There is uncertainty regarding the impact of the COVID-19 pandemic on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the first quarter of 2022, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets, which were negatively impacted by the COVID-19 pandemic. The Company did not identify any impairment indicators for these long-lived assets as of March 26 2022, and as a result, there were no associated impairment charges.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	March 26,		December 25,
	2022		2021
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Company-owned life insurance	136	136	137	137
Financial liabilities:
Long-term debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	57	57	100	100
Revenue bonds, due in varying amounts periodically through 2029	75	76	75	76
American & Foreign Power Company, Inc. 5% debentures, due 2030	15	15	15	16

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

•

Long-term debt: Long-term debt, for which there were no transactions on the measurement date, was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure). The carrying amount of the New Facilities loans under the Third Amended Credit Agreement approximates fair value because the interest rates vary with market interest rates. Refer to Note 7 for additional information about the Third Amended Credit Agreement.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

The Company is involved in litigation arising in the normal course of business. While, from time to time, claims are asserted that make demands for a large sum of money (including, from time to time, actions which are asserted to be maintainable as class action suits), the Company does not believe that contingent liabilities related to these matters (including the matters discussed below), either individually or in the aggregate, will materially affect the Company’s financial position, results of operations, or cash flows.

In the ordinary course of business, sales to and transactions with government customers may be subject to lawsuits, investigations, audits and review by governmental authorities and regulatory agencies, with which the Company cooperates. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the Company. While claims in these matters may at times assert large demands, the Company does not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect its financial position, results of operations, or cash flows.

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending, threatened and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of March 26, 2022, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, the Company’s estimated range of reasonably possible losses was approximately $15 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations, or cash flows.

NOTE 12. DISCONTINUED OPERATIONS

The Company sold its former CompuCom Division through a single disposal group on December 31, 2021. The transaction was structured and accounted for as an equity sale. The related Securities Purchase Agreement (“SPA”) provides for consideration consisting of a cash purchase price equal to $125 million (subject to customary adjustments, including for cash, debt and working capital), an interest-bearing promissory note in the amount of $55 million, and a holding fee (“earn-out”) provision providing for payments of up to $125 million in certain circumstances. The promissory note accrues interest at six percent per annum, payable on a quarterly basis in cash or in-kind, and is due in full on June 30, 2027. Under the earn-out provision, if the purchaser receives dividends or sale proceeds from the CompuCom business equal to (i) three (3) times its initial capital investment in the CompuCom business plus (ii) 15% per annum on subsequent capital investments, the Company will be entitled to 50% of any subsequent dividends or sale proceeds up to and until the Company has received an aggregate of $125 million. The Company also agreed to provide certain transitional services to the purchaser for a period of three to twelve months under a separate agreement after closing. The SPA contains customary warranties of the Company and the purchaser.

CompuCom was presented as held for sale as of December 25, 2021, and the loss from classification to held for sale was measured at the lower of its carrying amount or estimated fair value less costs to sell and was included in the valuation allowance of current assets held for sale as of December 25, 2021. The estimated fair value of CompuCom was based on the terms of the SPA, and amounted to $190 million, which included $126 million for cash purchase price after adjusting for cash, debt and working capital, $55 million for the promissory note, and $9 million for the earn-out. Of the cash purchase price, $30 million is related to adjustments for cash, debt and working capital, and is a current receivable as of March 26, 2022. The promissory note and the earn-out are non-current receivables as of March 26, 2022. The earn-out provision was identified to be a derivative in accordance with ASC 815, and its fair value was determined using Monte Carlo simulation. The resulting loss from classification to held for sale was $170 million in the fourth quarter of 2021. During the first quarter of 2022, the Company incurred further loss on disposal of $1 million in third party professional fees related to the sale of CompuCom.

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

	First Quarter
(In millions)	2022	2021
Major components of discontinued operations before income taxes:
Sales	$—	$192
Cost of goods and occupancy costs:	—	153
Gross profit	—	39
Selling, general and administrative expenses	—	51
Merger, restructuring and other operating expenses, net	—	2
Operating loss	—	(14)
Other income (expense):
Other income, net	—	—
Loss from major components of discontinued operations before income taxes	—	(14)
Loss on disposal of discontinued operations	(1)	—
Loss from discontinued operations before income taxes	(1)	(14)
Income tax benefit	(1)	(4)
Discontinued operations, net of tax	$—	$(10)

The following table represents the major classes of assets and liabilities of the disposal group classified as held for sale presented in the Condensed Consolidated Balance Sheets as of December 25, 2021. The Company completed the sale of CompuCom on December 31, 2021, and therefore no assets or liabilities are included in discontinued operations as of March 26, 2022.

December 25,
(In millions)	2021
Major classes of assets included in discontinued operations:
Cash and cash equivalents	$23
Receivables, net	221
Inventories	20
Prepaid expenses and other current assets	15
Property and equipment, net	25
Operating lease right-of-use assets	66
Other intangible assets, net	255
Other assets	14
Less: valuation allowance	(170)
Total assets of the disposal group classified as held for sale	$469
Major classes of liabilities included in discontinued operations:
Trade accounts payable	$83
Accrued expenses and other current liabilities	86
Deferred income taxes and other long-term liabilities	75
Operating lease liabilities	46
Total liabilities of the disposal group classified as held for sale	$290

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the USR Parent, Inc. proposals, the Company’s ability to achieve its strategic plans, including the proposed sale of the consumer business and the sale of CompuCom, and the high costs in connection with these transactions which may not be recouped if these transactions are not consummated, the CompuCom malware incident, the potential impact of the COVID-19 pandemic on our business, liquidity, suppliers, consumers, customers, and employees, disruptions or inefficiencies in our supply chain, our ability to mitigate or manage disruptions posed by COVID-19, uncertainties arising from the Russia-Ukraine conflict including its effect on the U.S. economy, changes in worldwide and U.S. economic conditions that materially impact consumer spending and employment and the demand for our products and services, and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth herein under “Risk Factors,” found in Other Information which supplements our discussion of “Risk Factors” within Other Key Information in our Annual Report on Form 10-K filed on February 23, 2022 (the “2021 Form 10-K”) with the SEC, Forward-Looking Statements, found in our 2021 Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist readers in better understanding and evaluating our financial condition and results of operations. We recommend reading this MD&A in conjunction with our Condensed Consolidated Financial Statements and the Notes to those statements included in the “Financial Statements” section of this Quarterly Report on Form 10-Q, as well as our 2021 Form 10-K.

OVERVIEW

THE COMPANY

We are a leading provider of business services and supplies, products and digital workplace technology solutions to small, medium-sized and enterprise businesses. We operate through our direct and indirect subsidiaries and maintain a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 1,032 retail stores. Through our banner brands Office Depot®, OfficeMax® and Grand & Toy®, as well as others, we offer our customers the tools and resources they need to focus on starting, growing and running their business.

As of March 26, 2022, our operations are organized into two reportable segments (or “Divisions”): Business Solutions Division and Retail Division. We sold our CompuCom Division through a single disposal group on December 31, 2021. Accordingly, that business is presented as discontinued operations.

The Business Solutions Division, or BSD, is the largest component of our integrated B2B distribution platform in terms of both revenue and customers, and provides our customers with nationally branded as well as our private branded office supply products and services. Additionally, BSD provides adjacency products and services including cleaning and breakroom supplies, personal protective equipment, technology services, copy and print services, and office furniture products and services in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada through a dedicated sales force, catalogs, telesales, and electronically through our Internet websites. BSD includes the regional office supply distribution businesses we have acquired as part of our strategic transformation described in the section below.

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

STRATEGIC TRANSFORMATION

We have been undergoing a strategic business transformation to pivot our Company into an integrated B2B distribution platform, with the objective of expanding our product offerings to include value-added services for our customers and capture greater market share. Using the flexibility afforded by our holding company restructuring that was previously completed, we are in the process of separating many of the operational components of our business in order to improve the alignment of the assets that support our B2B and consumer businesses.

In May 2021, our Board of Directors had unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies, representing our B2B and consumer businesses, which was planned to be achieved through a spin-off of our consumer business. On January 14, 2022, we announced that our Board of Directors determined to delay the previously announced public company separation to evaluate a potential sale of our consumer business and that we had received a non-binding proposal from another third party, in addition to that previously received from USR Parent, Inc., to acquire our consumer business. Our Board of Directors is carefully reviewing both proposals with the assistance of its financial and legal advisors to determine the course of action that it believes is in the best interests of the Company and its shareholders. While we have previously been focusing on completing the public company separation during the first half of 2022, we have determined to delay further work on the spin-off while we focus on a potential sale of our consumer business. There can be no assurance that a sale of the consumer business will take place and the terms of any such sale.

As part of our transformation, we are evolving our B2B business and developing our new digital platform technology business, Varis. We aim to transform the B2B procurement and sourcing industry by filling the growing demand for a modern, trusted, digital B2B platform. In connection with our development efforts in this area, we had acquired BuyerQuest Holdings, Inc. in 2021, a business services software company with an eProcurement platform. BuyerQuest’s operating results are included in our Varis Division. We continue to invest in the capabilities of our Varis Division and its platform, and grow our customer and supplier relationships, in order to position us to drive future value in the large and growing business commerce market.

Our strategy continues to include expanding our reach and distribution network through acquisitions of profitable regional office supply distribution businesses, serving small and mid-market customers. Many of these customers are in geographic areas that were previously underserved by our network. These acquisitions have allowed for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies. During the first quarter of 2022, we did not have any acquisitions. In addition, we continue to invest in our supply chain, distribution, procurement and global sourcing operations supporting our businesses, as well as the logistics needs for other third parties.

Finally, we sold our CompuCom Division on December 31, 2021, which allows us to enhance our focus on our core capabilities and strategies discussed above. Refer to the “Dispositions” section below for more information on this sale.

DISPOSITIONS

The sale of CompuCom, which represented our former CompuCom Division, was completed on December 31, 2021. The transaction was structured and accounted for as an equity sale. The related Securities Purchase Agreement (“SPA”) provides for consideration consisting of a cash purchase price equal to $125 million (subject to customary adjustments, including for cash, debt and working capital), an interest-bearing promissory note in the amount of $55 million, and a holding fee (“earn-out”) provision providing for payments of up to $125 million in certain circumstances. The promissory note accrues interest at six percent per annum, payable on a quarterly basis in cash or in-kind, and is due in full on June 30, 2027. Under the earn-out provision, if the purchaser receives dividends or sale proceeds from the CompuCom business equal to (i) three (3) times its initial capital investment in the CompuCom business plus (ii) 15% per annum on subsequent capital investments, the Company will be entitled to 50% of any subsequent dividends or sale proceeds up to and until the Company has received an aggregate of $125 million. The Company also agreed to provide certain transitional services to the purchaser for a period of three to twelve months under a separate agreement after closing. The SPA contains customary warranties of the Company and the purchaser.

The sale of CompuCom represented a strategic shift that will have a major impact on our operations and financial results. Accordingly, the operating results and cash flows are classified as discontinued operations for all periods presented. Refer to Note 12. “Discontinued Operations” in Notes to Condensed Consolidated Financial Statements for additional information.

COVID-19 UPDATE

For a discussion of the impacts to our business from COVID-19, refer to “COVID-19 Update” included in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, certain risk factors included in Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021 and the information presented below within Operating Results by Division.

RECENT GLOBAL EVENTS

We are closely monitoring the unfolding events due to the Russia-Ukraine conflict and its regional and global ramifications. We do not have operations in Ukraine or Russia, and our supply chain has not been impacted. While we do have certain vendors that are based in Ukraine, we have not experienced an impact as a result of the conflict. Other impacts due to this rapidly evolving situation are currently unknown and the broader economic impacts could potentially subject our business to materially adverse consequences should the situation escalate beyond its current scope.

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 13-week period ended March 26, 2022 (also referred to as the “first quarter of 2022”) and March 27, 2021 (also referred to as the “first quarter of 2021”).

Our consolidated sales were flat in the first quarter of 2022 compared to the same period of the prior year. Sales in our Business Solutions Division increased $104 million, or 9%. This increase was driven by higher sales of $129 million to our business-to-business customers, which was partially offset by lower sales in our eCommerce platform. The increase in sales in our Business Solutions Division were mainly in product categories of cleaning, personal protective equipment, breakroom, office supplies, and furniture. Sales in our Retail Division decreased $96 million, or 9%, mainly as a result of planned store closures. Our Retail Division also had lower demand in certain product categories that had higher sales in the prior year comparable quarter driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic, such as facilitating the continued remote work and virtual learning environments.

Sales	First Quarter
(In millions)	2022	2021	Change
Business Solutions Division	$1,231	$1,127	9%
Retail Division	943	1,039	(9)%
Other	4	8	(50)%
Total	$2,178	$2,174	0%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•

Total gross profit decreased by $11 million or 2% in the first quarter of 2022 when compared to the same period in 2021. Our Business Solutions Division had $14 million higher gross profit resulting from higher sales, which was more than offset by $24 million decrease in gross profit of our Retail Division. The decrease in the Retail Division gross profit is due to the flow through impact of lower sales, partially offset by lower operating lease costs due to store closures and improved product margin.

•

Total gross margin for the first quarter of 2022 was 22%, which was consistent with the gross margins in the comparative prior year period. While we incurred incremental costs related to trade tariffs on inventory we purchase from suppliers in China, certain actions, including changes to our contracting model, alternative sourcing strategies, and selective price increase pass-through efforts mitigated much of the impact of such trade tariffs to our results of operations.

•

Total selling, general and administrative expenses decreased by $5 million in the first quarter of 2022 when compared to the same period in 2021. The decrease was primarily due to a reduction in payroll and incentives and cost saving initiatives described below. Selling, general and administrative expenses as a percentage of total sales was flat in the first quarter of 2022 as compared to the prior period.

•

We recorded $2 million of asset impairment charges in the first quarter of 2022 primarily related to the impairment of operating lease ROU assets associated with our retail store locations. Refer to Note 10. “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements for additional information.

•

We recorded $10 million of merger, restructuring and other operating expenses, net in the first quarter of 2022. Merger, restructuring and other operating expenses in the first quarter of 2022 included $9 million of third-party professional fees associated with the planned separation of our consumer business, and $1 million of expenses associated with restructuring activities in the first quarter of 2022. We did not record any transaction and integration costs in the first quarter of 2022. Refer to Note 2. “Merger, Restructuring and Other Activity” in Notes to Condensed Consolidated Financial Statements for additional information.

•

In the first quarter of 2022, we recognized a tax benefit associated with stock-based compensation awards. This along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate of 26% to differ from the statutory rate of 21%. Our effective tax rate in the prior period was primarily impacted by the recognition of a large tax benefit associated with stock-based compensation awards and recognition of tax benefits due to an agreement reached with the IRS, state taxes, and the mix of income and losses across U.S. and non-U.S. jurisdictions. Refer to Note 5. “Income Taxes” in Notes to Condensed Consolidated Financial Statements for additional information.

•	Diluted earnings per share from continuing operations was $1.09 in the first quarter of 2022 compared to $1.12 in the first quarter of 2021.
•	There was no diluted earnings per share from discontinued operations in the first quarter of 2022 compared to diluted loss per share of $(0.17) in the first quarter of 2021.
•	Net diluted earnings per share was $1.09 in the first quarter of 2022 compared to $0.95 in the first quarter of 2021.

•

Our Board of Directors reviewed the existing capital allocation programs in connection with the sale of CompuCom, and on December 31, 2021, authorized an additional $200 million for share repurchases under the existing stock repurchase program, for a total authorization of $650 million. On November 16, 2021, the Company entered into an accelerated share repurchase agreement (“ASR”) to repurchase shares of the Company’s common stock in exchange for an up-front payment $150 million. The repurchase period runs through June 9, 2022. The Company did not purchase any shares of its common stock in the first quarter of 2022. As of March 26, 2022, $342 million remains available for additional repurchases under the current stock repurchase program.

•

In May 2020, in order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, our Board of Directors suspended our quarterly cash dividend. There was no quarterly cash dividend declared and paid in the first quarter of 2022. Our quarterly cash dividend continues to be suspended.

•

At March 26, 2022, we had $557 million in cash and cash equivalents and $874 million of available credit under the Third Amended Credit Agreement, for a total liquidity of approximately $1.4 billion. Cash provided by operating activities of continuing operations was $30 million for the first quarter of 2022 compared to $103 million in the comparable prior year period. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

BUSINESS SOLUTIONS DIVISION

	First Quarter
(In millions)	2022	2021
Sales	$1,231	$1,127
% change	9%	(16)%
Division operating income	$33	$17
% of sales	3%	2%

Sales in our Business Solutions Division increased 9% in the first quarter of 2022 compared to the corresponding quarter in 2021. During the first quarter of 2022, our Business Solutions Division experienced higher demand across the majority of our product categories which was driven by the continued recovery of our business-to-business customers, including those in the education sector, from the disruptions to their operations as a result of the impacts of the COVID-19 pandemic. The increase in demand resulted in $125 million higher sales across a majority of our offerings, including paper, toner, furniture, breakroom, school and office supplies, copy and print services, as well as personal protective equipment and cleaning supplies, which contributed $54 million to this increase. The higher demand from our business-to-business customers, was partially offset by $21 million lower sales in our eCommerce platform, as compared to 2021. The impact of acquisitions, while positive, was not material to the first quarter of 2022.

Our sales could be impacted in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment and inflation that materially impact consumer spending, the demand for our products and services and the availability of supply. Specifically, we experienced supply constraints in some of our larger product categories such as ink and technology products, and we may continue to face delays or difficulty sourcing these products.

The impacts of the COVID-19 outbreak in 2022 and the magnitude by which sales of our Business Solutions Division will be affected will depend heavily on the duration of the pandemic through new variants, impact and speed of vaccination distributions, as well as the substance and pace of macroeconomic recovery. However, as discussed above, the impact has been material to the results of the Business Solutions Division in the first quarter of 2022 and could continue into the second quarter of 2022 and beyond. In addition, changes in work environments, such as a prolonged or permanent shift to hybrid or continued remote work arrangements could also have a material impact to the future results of the Business Solutions Division.

Our Business Solutions Division operating income was $33 million in the first quarter of 2022 compared to $17 million in the first quarter of 2021, an increase of 94%. As a percentage of sales, operating income increased approximately 120 basis points. Although we experienced increases in third-party transportation costs due to the impacts of COVID-19, which reduced our gross margin by approximately 10 basis points, this was more than offset by lower selling, general and administrative expenses as a percentage of our sales. The improvement in our selling, general and administrative expenses is attributable to cost saving initiatives of our Maximize B2B restructuring program, which reduced costs in payroll, advertising and other operating expenses.

RETAIL DIVISION

	First Quarter
(In millions)	2022	2021
Sales	$943	$1,039
% change	(9)%	(10)%
Division operating income	$89	$100
% of sales	9%	10%

Sales in our Retail Division decreased 9% in the first quarter of 2022 compared to the corresponding period in 2021. As vaccination rates have increased since early in 2021 and the effects of the COVID-19 pandemic have begun to recede, more of our customers are transitioning into on-site work and in-person learning. As a result of this recovery, we experienced $7 million of increased sales in copy and print services. This was more than offset by fewer transactions in product categories such as technology products, furniture, office supplies, cleaning supplies and personal protective equipment, which were primarily impacted by planned store closures. In addition, these categories had experienced higher demand in the prior year, which was driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic, and included facilitating the continued remote work and virtual learning environments. Our sales could be impacted in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending, the demand for our products and services and the availability of supply. Specifically, we experienced supply constraints in some of our larger product categories such as ink and technology products, and we may continue to face delays or difficulty sourcing these products.

Buy online pick up in store (“BOPIS”) transactions are included in our Retail Division results because they are fulfilled with retail store inventory and serviced by our retail store associates. Our BOPIS sales were $86 million in the first quarter of 2022 as compared to $89 million in the first quarter of 2021. We had a significant increase in BOPIS sales in the first quarter of 2021 due to an increase in online orders from the impact of the pandemic in the prior year.

Our business is considered to be essential by most local jurisdictions, and as a result, the substantial majority of our retail locations have remained open and operational with the appropriate safety measures in place during the COVID-19 pandemic, including a curbside pickup option. Since late in the first quarter of 2020, we have reduced our retail location hours by one to two hours daily, which continues to be in effect at the majority of our retail locations. We believe sales in our Retail Division may continue to be adversely impacted in the first quarter of 2022 and potentially longer. As there is uncertainty in the extent and duration of the impacts of the pandemic, we are unable to estimate the full impact at this time.

We have historically reported our comparable store sales, which relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes, natural disasters or epidemics/pandemics, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods, but may differ from measures used by other companies. Due to the reduction in our retail location hours due to COVID-19 during late in the first quarter of 2020, and the variability in COVID-19 related restrictions imposed by state and local governments such as occupancy levels and business regulations that can affect demand for our in-store products and services, comparable store sales is not a meaningful metric for the first quarter of 2022, and therefore is not provided.

The Retail Division operating income was $89 million in the first quarter of 2022 compared to $100 million in in the first quarter of 2021, a decrease of 11% year-over-year. As a percentage of sales, operating income reduced by 1%. The comparative decrease in operating income in the first quarter of 2022 was mostly attributable to the flow-through impact of lower sales as compared to the first quarter of 2021, which more than offset lower selling, general and administrative expenses resulting from continuous efforts to optimize costs, lower operating lease costs recognized as a result of store closures, and improved product margin.

As of March 26, 2022, the Retail Division operated 1,032 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands compared to 1,146 stores at the end of the first quarter of 2021. Charges associated with store closures as part of a restructuring plan are reported as appropriate in Asset impairments and Merger, restructuring and other operating expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail stores and distribution center assets, and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to the “Corporate” section below for additional information of expenses incurred to date.

OTHER

Certain operations previously included in the former International Division, including our global sourcing and trading operations in the Asia/Pacific region, which we have retained, are not significant and have been presented as Other. These operations primarily relate to the sale of products to former joint venture partners, and are not material in any period. The operating results of our Varis Division, which is our new digital platform technology business, are also not significant and presented as Other.

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

Asset impairments

We recognized asset impairment charges of $2 million in the first quarter of 2022 primarily related to impairment of operating lease ROU assets associated with our retail store locations. We recognized asset impairment charges of $12 million in the first quarter of 2021. Of the asset impairment charges in the first quarter of 2021, $10 million was related to impairment of operating lease ROU assets associated with our retail store locations, and the remainder was related to impairment of fixed assets.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In the first quarter of 2022, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our restructuring programs, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value. Our retail store assets recoverability analyses in the first quarter of 2022 also included the impact of the COVID-19 pandemic on the operations of our retail stores as described in the “Retail Division” section. As discussed above, there is uncertainty regarding the impact of the COVID-19 pandemic on the results of our operations in the second quarter of 2022 and beyond, which could result in future impairments of store assets if deemed unrecoverable.

We are monitoring the performance of our Contract reporting unit, which is a component of our Business Solutions Division segment. The operating performance and future outlook for the Contract reporting unit are in line with our revised forecasts used in determining the fair value estimates in the most recent quantitative annual impairment assessment, which it passed by a 16% margin. Accordingly, there are no impairment indicators identified for this reporting unit as of March 26, 2022. We also did not identify indicators of impairment related to our other reporting units, which mainly serve consumers through our retail stores and eCommerce platform and have been performing in accordance with our forecasts. We will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of our reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in additional goodwill impairment charges. Further, while we are currently in a strong liquidity and capital position, a significant deterioration may have a material impact on our liquidity and capital in future periods.

Merger, restructuring and other operating expenses, net

We have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. In addition, we have also incurred costs related to our actions separate our consumer business through a potential sale. The expenses and any income recognized directly associated with these actions are included in Merger, restructuring and other operating expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income. Merger, restructuring and other operating expenses, net were $10 million in the first quarter of 2022, compared to $13 million in the first quarter of 2021. Refer to Note 2. “Merger, Restructuring and Other Activity” in Notes to Condensed Consolidated Financial Statements for an additional analysis of these Corporate charges.

      Unallocated Expenses

We allocate to our Divisions functional support expenses that are considered to be directly or closely related to segment activity. These allocated expenses are included in the measurement of Division operating income. Other companies may charge more or less for functional support expenses to their segments, and our results, therefore, may not be comparable to similarly titled measures used by other companies. The unallocated expenses primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, legal, audit and similar functions. Unallocated expenses were $20 million in the first quarter of 2022 which was consistent with $21 million in the first quarter of 2021.

Other Income and Expense

	First Quarter
(In millions)	2022	2021
Interest income	$1	$—
Interest expense	(5)	(7)
Other income, net	2	11

In April 2020, we entered into the Third Amended Credit Agreement which provided for an aggregate principal amount of up to $1.3 billion asset-based revolving credit facility and asset-based FILO Term Loan Facility, maturing in April 2025. We recorded $1 million of interest expense in the first quarter of 2022 and $1 million of interest expense in the first quarter of 2021 related to the Third Amended Credit Agreement. We also recorded interest expense related to our finance lease obligations and revenue bonds in all periods presented.

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

Income Taxes

During 2022 and 2021, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to limited international operations and improved operating results. Our effective tax rates were 26% and 14% for the first quarters of 2022 and 2021, respectively. In the first quarter of 2022, our effective rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date. This along with the impact of state taxes and the mix of income and losses across U.S and non-U.S. jurisdictions, caused our effective tax rate to differ from the statutory rate of 21%. In the first quarter of 2021, our effective rate was primarily impacted by the recognition of a large tax benefit associated with stock-based compensation awards year-to-date and recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

We continue to have a U.S. valuation allowance for certain U.S. federal credits and state tax attributes, which relates to deferred tax assets that require certain types of income or for income to be earned in certain jurisdictions in order to be realized. We will continue to assess the realizability of our deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections could impact this evaluation in future periods. The sale of CompuCom resulted in us recognizing a capital loss of approximately $210 million, tax effected. A portion of this capital loss, approximately $20 million, is available to be carried back in several jurisdictions. The tax benefit of these carry back claims was reflected in the discontinued operations income tax expense at December 25, 2021. We have determined that it is more likely than not that the benefit from the excess capital loss of $190 million will not be realized at this time. In recognition of this risk, we have provided a full valuation allowance against the excess capital loss not carried back.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local income tax examinations for years prior to 2021 and 2014, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal income tax examination, and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years prior to 2013. Generally, we are subject to routine examination for years 2013 and forward in our international tax jurisdictions.

It is anticipated that $1 million of tax positions will be resolved within the next 12 months. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made at this time.

Discontinued Operations

Refer to Note 12. “Discontinued Operations” in Notes to Condensed Consolidated Financial Statements for information regarding the CompuCom Division which is accounted for as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At March 26, 2022 and December 25, 2021, we had $557 million and $514 million in cash and cash equivalents, respectively, and $874 million and $877 million of available credit under the Third Amended Credit Agreement (as defined in Note 7. “Debt” in Notes to Condensed Consolidated Financial Statements), respectively, for a total liquidity of approximately $1.4 billion at the end of both periods. Despite the weaker global economic conditions and the uncertainties related to the impacts of the COVID-19 pandemic, we currently believe that as a result of our strong financial position, including our cash and cash equivalents on hand, availability of funds under the Third Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, the planned Separation of our consumer business, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. From time to time, we may prepay outstanding debt and/or restructure or refinance debt obligations. As the impact of the COVID-19 pandemic on the global and national economies and our operations evolve, we will continue to assess our liquidity needs.

Financing

On April 17, 2020, as disclosed in Note 7. “Debt,” we entered into the Third Amended and Restated Credit Agreement, which provides for a $1.2 billion asset-based revolving credit facility and a $100 million asset-based FILO Term Loan Facility, for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature in April 2025. The Third Amended and Restated Credit Agreement replaced our then existing amended and restated credit agreement that was due to mature in May 2021. During the first quarter of 2022, we reduced our asset-based revolving credit facility by $200 million to $1.0 billion and retired $43 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement.

There were no revolving loans outstanding, $57 million of outstanding FILO Term Loan Facility loans, and $47 million of outstanding standby letters of credit under the Third Amended Credit Agreement at the end of the first quarter of 2022, and we were in compliance with all applicable covenants at March 26, 2022.

Strategic Transformation

In addition to the acquisitions disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets in connection with our strategic transformation. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness.

As further discussed in Strategic Transformation above, we expect to incur significant costs associated with separating our consumer business through a potential sale, which are expected to relate primarily to third-party professional fees, including legal fees. There can be no assurances that the sale transaction or a separation will be completed.

Capital Expenditures

We estimate capital expenditures in 2022 to be up to approximately $110 million, which includes investments to support our business priorities. These expenditures will be funded through available cash on hand and operating cash flows.

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

On November 16, 2021, the Company entered into an accelerated share repurchase agreement (“ASR”) to repurchase shares of the Company’s common stock in exchange for an up-front payment $150 million. The repurchase period runs through June 9, 2022. We did not repurchase any shares of our common stock in the first quarter of 2022.

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

In May 2020, in order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, our Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of fiscal 2020. There was no quarterly cash dividend declared and paid in the first quarter of 2022. Our quarterly cash dividend remains suspended. Prior to its suspension, dividends had been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

We will continue to evaluate our capital return programs as appropriate. Decisions regarding future share buybacks and dividends are within the discretion of our Board of Directors, and depend on a number of factors, including, general business and economic conditions, which includes the impact of COVID-19 on such conditions, and other factors which are discussed in this discussion and analysis and “Risk Factors” within Other Key Information in our 2021 Form 10-K.

CASH FLOWS

Continuing Operations

Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows:

	First Quarter
(In millions)	2022	2021
Operating activities of continuing operations	$30	$103
Investing activities of continuing operations	(14)	(32)
Financing activities of continuing operations	(64)	(30)

Operating Activities from Continuing Operations

In the first quarter of 2022, cash provided by operating activities from continuing operations was $30 million, compared to $103 million during the corresponding period in 2021. This decrease in cash flows from operating activities was primarily driven by $50 million more cash outflows from working capital and $27 million less net income after adjusting for non-cash charges, slightly offset by $4 million more usage of deferred tax assets against current obligations. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For the first quarter of 2022, the primary driver for higher working capital usage was due to $29 million less cash inflows due to changes in our receivables, $10 million increase in cash outflows from our inventories, and $10 million more cash outflows due to changes in our trade payables and other liabilities. The remaining cash outflow of $1 million is related changes in various other asset balances. The change in our receivables is due to the impact of the COVID-19 pandemic on the sales of our Business Solutions Division in the prior year period, as well as the recovery we are observing in the first quarter of 2022. The change in our payables and other liabilities is reflective of the timing of payments. The change in inventories is mainly attributable to purchase volume.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash used in investing activities from continuing operations was $14 million first quarter of 2022, compared to $32 million first quarter of 2021. The cash outflow in the first quarter of 2022 was driven by $21 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities. These outflows were partially offset by proceeds from sale of assets of $6 million and the cash proceeds from our company-owned life insurance policies of $1 million. The cash outflow in the first quarter of 2021 was driven by $28 million in business acquisitions, net of cash acquired, and $12 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities. These outflows were partially offset by the cash proceeds from our company-owned life insurance policies of $7 million and proceeds from sale of assets of $1 million.

Financing Activities

Cash used in financing activities from continuing operations was $64 million first quarter of 2022, compared to $30 million first quarter of 2021. The cash outflow in the first quarter of 2022 primarily consisted of $6 million of net payments on long- and short-term borrowings activity related to our debt, $43 million payment on our FILO Term Loan Facility loans under the Third Amended Credit Agreement, and $14 million share purchases for taxes, net of proceeds, for employee share-based transactions. Cash used in the first quarter of 2021 primarily consisted of $6 million of net payments on long- and short-term borrowings activity related to our debt,  and $23 million share purchases for taxes, net of proceeds, for employee share-based transactions.

Discontinued Operations

Cash provided by (used in) operating and investing activities from discontinued operations is summarized as follows:

	First Quarter
(In millions)	2022	2021
Operating activities of discontinued operations	$—	$(17)
Investing activities of discontinued operations	67	(1)

There was no cash flow related to operating activities of discontinued operations in the first quarter of 2022. Cash used in operating activities from discontinued operations was $17 million in the first quarter of 2021. The change in operating cash flows of discontinued operations in the comparative periods was primarily driven by the sale of our CompuCom Division on December 31, 2021.

Cash flows from investing activities from discontinued operations was $67 million in the first quarter of 2022, compared to cash used in investing activities from discontinued operations of $1 million in the first quarter of 2021. The change in investing cash flows of discontinued operations in the comparative periods reflects proceeds received from the sale of our CompuCom Division, net of cash sold and selling costs, on December 31, 2021.

NEW ACCOUNTING STANDARDS

For a description of new applicable accounting standards, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2021 Form 10-K, in Note 1 of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except for our accounting policy updates described in Note 1 “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting policies since December 25, 2021.

OTHER INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 26, 2022, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2021 Form 10-K.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that, as of March 26, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We continually monitor and assess the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11. “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” within Other Key Information in our 2021 Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of our common stock in the first quarter of 2022. At March 26, 2022, $342 million remained available for additional repurchases under the current stock repurchase program.

Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number		Part of a Publicly	Purchased Under
	of Shares	Average	Announced Plan or	the Repurchase
	Purchased	Price Paid	Program	Programs
Period	(In millions)	per Share	(In millions)	(In millions) (1)
December 26, 2021 — January 22, 2022	—	$—	—	$342
January 23, 2022 — February 19, 2022	—	$—	—	$342
February 20, 2022 — March 26, 2022	—	$—	—	$342
Total	—	$—	—

(1) In May 2021, our Board of Directors approved a new stock repurchase program of up to $300 million, available through June 30, 2022, which replaced our then existing $200 million stock repurchase program. On November 16, 2021, we entered into an accelerated share repurchase agreement (“ASR”) to repurchase shares of our common stock in exchange for an up-front payment of $150 million and increased the authorization to $450 million. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, will be determined based on the volume weighted-average price of our stock during the purchase period less a discount. The repurchase period runs through June 9, 2022. We received 2.8 million shares of our common stock at the initiation of the ASR, which has increased treasury stock by $120 million, and the $30 million additional up-front payment was accounted for as a reduction in additional paid in capital. The ASR is a forward contract indexed to our common stock and met all of the applicable criteria for equity classification; therefore, it was not accounted for as a derivative instrument. Expenses incurred in connection with the ASR were recorded as a charge to additional paid in capital. Our Board of Directors reviewed the existing capital allocation programs in connection with the sale of CompuCom, and on December 31, 2021, authorized an additional $200 million for share repurchases under the existing stock repurchase program, for a total authorization of $650 million. The authorization may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances. Our Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses.

In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, in May 2020, our Board of Directors suspended the Company’s quarterly cash dividend beginning in the second quarter of 2020. There was no quarterly cash dividend declared and paid in the first quarter of 2022. Our quarterly cash dividend remains suspended. Prior to its suspension, dividends had been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

OTHER INFORMATION

On April 29, 2022, the Company and N. David Bleisch, Executive Vice President, Chief Legal & Administrative Officer and Corporate Secretary, agreed to extend Mr. Bleisch’s departure date until May 31, 2022. The Company previously announced that Mr. Bleisch would leave the Company effective April 30, 2022.

Upon Mr. Bleisch’s departure, Sarah E. Hlavinka will become Executive Vice President, Chief Legal Officer and Corporate Secretary of the Company.

EXHIBITS

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

THE ODP CORPORATION
(Registrant)

Date: May 4, 2022	By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2022	By:	/s/ D. ANTHONY SCAGLIONE
D. Anthony Scaglione
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)