Form 10-Q
period 2022-06-25
ODP Corp
filed 2022-08-03
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2022

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At July 27, 2022, there were 48,633,351 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

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

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Sales	$2,034	$2,070	$4,212	$4,244
Cost of goods and occupancy costs	1,603	1,638	3,296	3,317
Gross profit	431	432	916	927
Selling, general and administrative expenses	377	390	773	792
Asset impairments	3	1	5	13
Merger, restructuring and other operating expenses, net	23	11	34	23
Operating income	28	30	104	99
Other income (expense):
Interest income	1	—	2	—
Interest expense	(4)	(6)	(9)	(14)
Other income, net	3	5	5	17
Income from continuing operations before income taxes	28	29	102	102
Income tax expense	8	9	27	20
Net income from continuing operations	20	20	75	82
Discontinued operations, net of tax	7	(108)	7	(117)
Net income (loss)	$27	$(88)	$82	$(35)
Basic earnings (loss) per share
Continuing operations	$0.40	$0.36	$1.54	$1.53
Discontinued operations	0.15	(1.98)	0.14	(2.18)
Net basic earnings per share	$0.55	$(1.62)	$1.68	$(0.65)
Diluted earnings (loss) per share
Continuing operations	$0.39	$0.35	$1.49	$1.47
Discontinued operations	0.15	(1.93)	0.14	(2.10)
Net diluted earnings per share	$0.54	$(1.58)	$1.63	$(0.63)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in The ODP Corporation Annual Report on Form 10-K filed on February 23, 2022 (the “2021 Form 10-K”).

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income (loss)	$27	$(88)	$82	$(35)
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	(11)	4	(12)	9
Reclassification of foreign currency translation adjustments realized upon disposal of business	—	—	6	—
Other	(2)	1	(2)	1
Total other comprehensive income (loss), net of tax, where applicable	(13)	5	(8)	10
Comprehensive income (loss)	$14	$(83)	$74	$(25)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	June 25,	December 25,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$417	$514
Receivables, net	566	495
Inventories	968	859
Prepaid expenses and other current assets	60	52
Current assets held for sale	—	469
Total current assets	2,011	2,389
Property and equipment, net	461	477
Operating lease right-of-use assets	904	936
Goodwill	464	464
Other intangible assets, net	50	54
Deferred income taxes	207	219
Other assets	377	326
Total assets	$4,474	$4,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$917	$950
Accrued expenses and other current liabilities	955	994
Income taxes payable	14	11
Short-term borrowings and current maturities of long-term debt	17	20
Current liabilities held for sale	—	290
Total current liabilities	1,903	2,265
Deferred income taxes and other long-term liabilities	139	159
Pension and postretirement obligations, net	18	22
Long-term debt, net of current maturities	177	228
Operating lease liabilities	724	753
Total liabilities	2,961	3,427
Commitments and contingencies
Stockholders' equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 65,500,578 at June 25, 2022 and 64,704,979 at December 25, 2021; outstanding shares — 48,504,879 at June 25, 2022 and 48,455,951 at December 25, 2021	1	1
Additional paid-in capital	2,723	2,692
Accumulated other comprehensive loss	(14)	(6)
Accumulated deficit	(535)	(617)
Treasury stock, at cost — 16,995,699 shares at June 25, 2022 and 16,249,028 shares at December 25, 2021	(662)	(632)
Total stockholders' equity	1,513	1,438
Total liabilities and stockholders’ equity	$4,474	$4,865

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	26 Weeks Ended
	June 25,	June 26,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$82	$(35)
Income (loss) from discontinued operations, net of tax	7	(117)
Net income from continuing operations	75	82
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68	74
Charges for losses on receivables and inventories	8	10
Asset impairments	5	13
Gain on disposition of assets, net	(3)	(3)
Compensation expense for share-based payments	19	20
Deferred income taxes and deferred tax asset valuation allowances	12	7
Changes in working capital and other operating activities	(268)	(68)
Net cash provided by (used in) operating activities of continuing operations	(84)	135
Net cash used in operating activities of discontinued operations	—	(60)
Net cash provided by (used in) operating activities	(84)	75
Cash flows from investing activities:
Capital expenditures	(43)	(28)
Businesses acquired, net of cash acquired	—	(28)
Proceeds from disposition of assets	6	3
Settlement of company-owned life insurance policies	2	21
Net cash used in investing activities of continuing operations	(35)	(32)
Net cash provided by (used in) investing activities of discontinued operations	74	(1)
Net cash provided by (used in) investing activities	39	(33)
Cash flows from financing activities:
Net payments on long and short-term borrowings	(11)	(13)
Debt retirement	(43)	—
Share purchases for taxes, net of proceeds from employee share-based transactions	(17)	(23)
Repurchase of common stock for treasury	—	(46)
Other financing activities	(3)	(1)
Net cash used in financing activities of continuing operations	(74)	(83)
Effect of exchange rate changes on cash and cash equivalents	(1)	3
Net decrease in cash and cash equivalents	(120)	(38)
Cash and cash equivalents at beginning of period	537	729
Cash and cash equivalents at end of period – continuing operations	$417	$691
Supplemental information on non-cash investing and financing activities
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$2
Right-of-use assets obtained in exchange for new operating lease liabilities	113	37
Business acquired in exchange for common stock issuance	—	35
Other current receivable obtained from disposition of discontinued operations	30	—
Promissory note receivable obtained from disposition of discontinued operations	55	—
Earn-out receivable obtained from disposition of discontinued operations	9	—
Transfer from additional paid-in capital to treasury stock for final settlement of the accelerated share repurchase agreement	29	—

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

	26 Weeks Ended June 25, 2022
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 25, 2021	64,704,979	$1	$2,692	$(6)	$(617)	$(632)	$1,438
Net income	—	—	—	—	55	—	55
Other comprehensive income	—	—	—	5	—	—	5
Exercise and release of incentive stock (including income tax benefits and withholding)	652,606	—	(14)	—	—	—	(14)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Other	—	—	—	—	—	(1)	(1)
Balance at March 26, 2022	65,357,585	$1	$2,687	$(1)	$(562)	$(633)	$1,492
Net income	—	—	—	—	27	—	27
Other comprehensive loss	—	—	—	(13)	—	—	(13)
Exercise and release of incentive stock (including income tax benefits and withholding)	142,993	—	(3)	—	—	—	(3)
Amortization of long-term incentive stock grants	—	—	10	—	—	—	10
Final settlement of the accelerated share repurchase agreement	—	—	29	—	—	(29)	—
Balance at June 25, 2022	65,500,578	$1	$2,723	$(14)	$(535)	$(662)	$1,513

	26 Weeks Ended June 26, 2021
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 26, 2020	62,551,255	$1	$2,675	$(32)	$(409)	$(355)	$1,880
Net income	—	—	—	—	53	—	53
Other comprehensive income	—	—	—	5	—	—	5
Exercise and release of incentive stock (including income tax benefits and withholding)	1,225,876	—	(23)	—	—	—	(23)
Amortization of long-term incentive stock grants	—	—	10	—	—	—	10
Common stock issuance related to the BuyerQuest acquisition	827,498	—	35	—	—	—	35
Balance at March 27, 2021	64,604,629	$1	$2,697	$(27)	$(356)	$(355)	$1,960
Net loss	—	—	—	—	(88)	—	(88)
Other comprehensive income	—	—	—	5	—	—	5
Exercise and release of incentive stock (including income tax benefits and withholding)	18,767	—	—	—	—	—	—
Amortization of long-term incentive stock grants	—	—	10	—	—	—	10
Repurchase of common stock	—	—	—	—	—	(46)	(46)
Balance at June 26, 2021	64,623,396	$1	$2,707	$(22)	$(444)	$(401)	$1,841

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The ODP Corporation, including its consolidated subsidiaries (“ODP” or the “Company”), is a leading provider of business services and supplies, products and digital workspace technology solutions to small, medium-sized and enterprise businesses. The Company operates through its direct and indirect subsidiaries and maintains a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 1,020 retail stores, all supported by supply chain facility and delivery operations. Through its banner brands Office Depot®, OfficeMax® and Grand & Toy®, as well as others, the Company offers its customers the tools and resources they need to focus on starting, growing and running their business. The Company’s corporate headquarters is located in Boca Raton, FL, and its primary website is www.officedepot.com.

At June 25, 2022, the Company had two reportable segments (or “Divisions”): Business Solutions Division and Retail Division. The Company’s CompuCom Division was sold through a single disposal group on December 31, 2021. The Company has reclassified the financial results of the CompuCom Division to Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The Company also reclassified the related assets and liabilities as assets and liabilities held for sale on the accompanying Condensed Consolidated Balance Sheets as of December 25, 2021, and presented cash flows from the Company’s discontinued operations in the Condensed Consolidated Statements of Cash Flows for all periods. Refer to Note 12 for additional information.

The Condensed Consolidated Financial Statements as of June 25, 2022, and for the 13-week and 26-week periods ended June 25, 2022 (also referred to as the “second quarter of 2022” and the “first half of 2022,” respectively) and June 26, 2021 (also referred to as the “second quarter of 2021” and the “first half of 2021,” respectively) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Business acquisitions in 2021 are included prospectively from the date of acquisition, thus affecting the comparability of the Company’s financial statements for the periods presented in this report on Form 10-Q.

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

MAINTAINING ALL OPERATING BUSINESSES UNDER COMMON OWNERSHIP

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

On June 21, 2022, the Company’s Board of Directors, with the assistance of its financial and legal advisors, completed its review of both proposals received by the Company to acquire its consumer business and unanimously determined it to be in the best interests of the Company and its shareholders not to divest the consumer business at this time. Further, due to current market conditions, the Company’s Board of Directors also determined not to resume the Company’s previously planned spin-off of its consumer business at this time and instead to maintain all of its businesses under common ownership.

In connection with the Company’s announcement to maintain all of its businesses under common ownership, the Company announced that it is re-aligning its operations into its consumer business named Office Depot, and three distinct B2B business and digital segments which are ODP Business Solutions, Veyer and Varis. As of the end of the second quarter, the Company continues to transition the assets that support its B2B and consumer businesses as part of this re-alignment.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

CASH MANAGEMENT

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Amounts not yet presented for payment to zero balance disbursement accounts of $7 million at June 25, 2022 are presented in Trade accounts payable and Accrued expenses and other current liabilities, and $1 million at December 25, 2021 are presented in Current liabilities held for sale.

At June 25, 2022 and December 25, 2021, cash and cash equivalents held outside the United States amounted to $110 million and $108 million, respectively. At December 25, 2021, there was $17 million cash and cash equivalents held outside the United States included in Current assets held for sale.

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

	Second Quarter		First Half
(In millions)	2022	2021	2022	2021
Merger and transaction related expenses
Transaction and integration	$—	$—	—	1
Total Merger and transaction related expenses	—	—	—	1
Restructuring expenses
Severance	(1)	(2)	(1)	(1)
Professional fees	—	—	—	—
Facility closure, contract termination, and other expenses, net	1	—	2	9
Total Restructuring expenses, net	—	(2)	1	8
Other operating expenses
Professional fees	23	13	33	14
Total Other operating expenses	23	13	33	14
Total Merger, restructuring and other operating expenses, net	$23	$11	$34	$23

MERGER AND TRANSACTION RELATED EXPENSES

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

In the second quarter and first half of 2022, the Company did not incur any transaction and integration expenses. In the second quarter of 2021, the Company did not incur any transaction and integration expenses. In the first half of 2021, the Company incurred transaction and integration expenses of $1 million primarily related to its acquisition of BuyerQuest Holdings, Inc. (“BuyerQuest”), which is part of its Varis Division.

RESTRUCTURING EXPENSES

Maximize B2B Restructuring Plan

In May 2020, the Company’s Board of Directors approved a restructuring plan to realign the Company’s operational focus to support its “business-to-business” solutions and IT services business units and improve costs (“Maximize B2B Restructuring Plan”). Implementation of the Maximize B2B Restructuring Plan is expected to be substantially completed by the end of 2023. The Maximize B2B Restructuring Plan aims to generate savings through optimizing the Company’s retail footprint, removing costs that directly support the Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of the Company’s business-to-business platform. The plan is broader than restructuring programs the Company has implemented in the past and includes closing and/or consolidating retail stores and distribution facilities and the reduction of up to 13,100 employee positions by the end of 2023. The Company is evaluating the number and timing of retail store and distribution facility closures and/or consolidations. However, it is generally understood that closures will approximate the store’s lease termination date. The Company closed 12 and 18 retail stores in the second quarter and first half of 2022, respectively, 111  retail stores in 2021, and 70 retail stores and two distribution facilities in 2020 under the Maximize B2B Restructuring Plan. It is anticipated that additional retail stores will be closed in 2022. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $111 million, comprised of:

(a)	severance costs of approximately $49 million;
(b)	facility closure costs of approximately $34 million, which are mainly related to retail stores; and
(c)	other costs, including contract termination costs, to facilitate the execution of the Maximize B2B Restructuring Plan of approximately $28 million.

The total costs of up to $111 million above are less than the Company’s estimate of total costs for this restructuring plan when it commenced, mainly as a result of the reduction in the number of expected retail store and distribution facility closures based upon the Company’s most recent evaluation of economic factors that influence expected store closures. There could be further fluctuations in the estimate of total expected costs in the future and timing of such costs as a result of an assessment of general market conditions and changes in the Company’s business strategy. In addition, the reduction of employee positions may also be impacted as a result of fewer retail store closures and the changes in the Company’s business strategy. The $111 million of total costs are expected to be incurred as cash expenditures through 2023 and funded primarily with cash on hand and cash from operations. The Company incurred $96 million in restructuring expenses to implement the Maximize B2B Restructuring Plan since its inception in 2020 and through the second quarter of 2022, of which $56 million were cash expenditures.

In the second quarter and first half of 2022, the Company incurred $1 million and $2 million, respectively, in facility closure and other costs associated with the Maximize B2B Restructuring Plan. The Company also reversed $1 million of employee severance accruals in the second quarter and first half of 2022 due to changes in estimates. The Company had $1 million and $3 million of cash expenditures in the second quarter and first half of 2022, respectively, associated with the Maximize B2B Restructuring Plan.

In the second quarter of 2021, the Company incurred $(2) million, net, in restructuring expenses associated with the Maximize B2B Restructuring Plan, which consisted of $2 million in reversal of employee severance accruals due to changes in estimates and a $1 million gain on sale of retail store assets, partially offset by $1 million of facility closure, contract termination and other costs. In the first half of 2021, the Company incurred $8 million in restructuring expenses associated with the Maximize B2B Restructuring Plan, which consisted of $10 million of retail store and facility closure costs, contract termination and other that were mainly related to closure accruals and accelerated depreciation, partially offset by $1 million in reversal of employee severance accruals due to changes in estimates and a $1 million gain on sale of retail store assets. Of these amounts, $11 million and $15 million were cash expenditures in the second quarter and first half of 2021, respectively.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

OTHER OPERATING EXPENSES

As described in Note 1 above, the Company had been evaluating the separation of its consumer business, first through a spin-off and subsequently through a potential sale. On June 21, 2022, the Company’s Board of Directors, with the assistance of its financial and legal advisors, completed its review of both proposals received by the Company to acquire its consumer business and unanimously determined it to be in the best interests of the Company and its shareholders not to divest the consumer business at this time. Further, due to current market conditions, the Company’s Board of Directors also determined not to resume the Company’s previously planned separation of its consumer business at this time and instead to maintain all of its businesses under common ownership. The Company incurred $23 million and $33 million in third-party professional fees in the second quarter and first half of 2022, respectively, related to separation activities. The Company had incurred $32 million in third-party professional fees associated with separation activities in 2021.

Other operating expenses of $2 million and $3 million in the second quarter and first half of 2021, respectively, represent third-party professional fees incurred related to the evaluation of USR Parent, Inc.’s proposals received during the first half of 2021.

MERGER, RESTRUCTURING AND OTHER ACCRUALS

The activity in the merger, restructuring and other accruals in the first half of 2022 is presented in the table below. Certain merger, restructuring and other charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

	Balance as of			Balance as of
	December 25,	Charges (credits)	Cash	June 25,
(In millions)	2021	Incurred	Payments	2022
Termination benefits:
Maximize B2B Restructuring Plan	19	(1)	—	18
Lease and contract obligations, accruals for facilities closures and other costs:
Maximize B2B Restructuring Plan	6	2	(3)	5
Comprehensive Business Review	1	—	—	1
Previously planned separation of consumer business	2	32	(18)	16
Total	$28	$33	$(21)	$40

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

The following table provides information about disaggregated revenue from continuing operations by Division, and major revenue categories.

	Second Quarter of 2022
(In millions)	Business Solutions Division	Retail Division	Other	Total
Major revenue categories
Supplies	$686	$286	$4	$976
Technology	278	321	2	601
Furniture and other	187	112	2	301
Copy and print	64	92	—	156
Total	$1,215	$811	$8	$2,034

	Second Quarter of 2021
(In millions)	Business Solutions Division	Retail Division	Other	Total
Major revenue categories
Supplies	$599	$304	$3	$906
Technology	298	397	2	697
Furniture and other	189	126	5	320
Copy and print	60	87	—	147
Total	$1,146	$914	$10	$2,070

	First Half of 2022
(In millions)	Business Solutions Division	Retail Division	Other	Total
Major revenue categories
Supplies	$1,383	$637	$6	$2,026
Technology	565	704	4	1,273
Furniture and other	371	238	3	612
Copy and print	126	175	—	301
Total	$2,445	$1,754	$13	$4,212

	First Half of 2021
(In millions)	Business Solutions Division	Retail Division	Other	Total
Major revenue categories
Supplies	$1,179	$671	$5	$1,855
Technology	608	849	3	1,460
Furniture and other	367	270	9	646
Copy and print	120	163	—	283
Total	$2,274	$1,953	$17	$4,244

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

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

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts in the first halves of 2022 and 2021.

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

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and deferred revenue is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of June 25, 2022 and December 25, 2021, the Company had $8 million and $12 million of deferred revenue related to the loyalty program, respectively, which is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	June 25,	December 25,
(In millions)	2022	2021
Trade receivables, net	$413	$353
Short-term contract assets	11	16
Long-term contract assets	4	8
Short-term contract liabilities	33	52
Long-term contract liabilities	—	2

In the first halves of 2022 and 2021, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $11 million and $17 million in the first halves of 2022 and 2021, respectively, which were included in the short-term contract liability balance at the beginning of each respective period. There were no contract assets and liabilities that were recognized in the first half of 2022 as a result of business combinations. The Company recognized no contract assets and $2 million of contract liabilities in the first half of 2021 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of each respective period that transferred to receivables in the first halves of 2022 and 2021. Included in the table above are short- and long-term contract assets of $1 million and $2 million as of December 25, 2021, respectively, related to CompuCom, which were presented as part of assets held for sale on the Condensed Consolidated Balance Sheet as of December 25, 2021. Also included in the table above are short- and long-term contract liabilities of $10 million and $2 million as of December 25, 2021, respectively, which were presented as part of liabilities held for sale on the Condensed Consolidated Balance Sheet as of December 25, 2021.

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

COSTS TO OBTAIN A CONTRACT

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be capitalized. These costs are periodically reviewed for impairment, and are amortized on a straight-line basis over the expected period of benefit. As of June 25, 2022 and December 25, 2021, short-term contract assets and long-term contract assets in the table above represent capitalized acquisition costs. In the second quarter and first half of 2022, amortization expense was $5 million and $10 million, respectively. In the second quarter and first half of 2021, amortization expense was $6 million and $12 million, respectively. The Company had no asset impairment charges related to contract assets in the periods presented herein. There is uncertainty regarding the continued impacts of COVID-19 on the global and national economies, which could negatively affect the Company’s customers and result in future impairments of contract assets.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 4. SEGMENT INFORMATION

At June 25, 2022, the Company had two reportable segments: Business Solutions Division and Retail Division. The Business Solutions Division sells nationally branded as well as the Company’s private branded office supply and adjacency products and services to customers in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. Business Solutions Division customers are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites. The Retail Division includes a chain of retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, which sell office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offer business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are also facilitated through the Company’s regional print production centers. The Company sold its CompuCom Division through a single disposal group on December 31, 2021, which is presented as discontinued operations for all periods presented. Refer to Note 12 for additional information.

The retained global sourcing operations previously included in the former International Division and the operating results of the Varis Division, which is the Company’s new digital platform technology business, are not significant and have been presented as Other.

The products and services offered by the Business Solutions Division and the Retail Division are similar. These two operating segments are the Company’s two reportable segments. The Business Solutions Division and the Retail Division are managed separately as they represent separate channels in the way the Company serves its customers. The accounting policies for each segment are the same as those described in Note 1 of the 2021 Form 10-K. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Business Solutions Division or the Retail Division, including asset impairments and merger, restructuring and other operating expenses, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities. In addition, the Company regularly evaluates the appropriateness of the reportable segments based on how the business is managed, including decision-making about resources allocation and assessing performance of the segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. As discussed in Note 1, in connection with the Company’s announcement to maintain all of its businesses under common ownership, the Company announced that it is re-aligning its operations into its consumer business named Office Depot, and three distinct B2B business and digital segments. As of the end of the second quarter, the Company continues to transition the assets that support its B2B and consumer businesses as part of this re-alignment. Upon completion of this re-alignment, the Company will re-evaluate its reportable segments. Therefore, the current reportable segments may change in the future.

The following is a summary of sales and operating income (loss) by each of the Divisions and Other, reconciled to consolidated totals.

	Sales
	Second Quarter		First Half
(In millions)	2022	2021	2022	2021
Business Solutions Division	$1,215	$1,146	$2,445	$2,274
Retail Division	811	914	1,754	1,953
Other	8	10	13	17
Total	$2,034	$2,070	$4,212	$4,244

	Division Operating Income (Loss)
	Second Quarter		First Half
(In millions)	2022	2021	2022	2021
Business Solutions Division	$45	$31	$78	$48
Retail Division	46	44	136	145
Other	(15)	(6)	(29)	(9)
Total	$76	$69	$185	$184

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

A reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

	Second Quarter		First Half
(In millions)	2022	2021	2022	2021
Total Divisions operating income	$76	$69	$185	$184
Add/(subtract):
Asset impairments	(3)	(1)	(5)	(13)
Merger, restructuring and other operating expenses, net	(23)	(11)	(34)	(23)
Unallocated expenses	(22)	(27)	(42)	(49)
Interest income	1	—	2	—
Interest expense	(4)	(6)	(9)	(14)
Other income, net	3	5	5	17
Income from continuing operations before income taxes	$28	$29	$102	$102

The components of goodwill by segment are provided in the following table:

	Business Solutions	Retail
(In millions)	Division	Division	Other	Total
Balance as of December 25, 2021	$318	$78	$68	$464
Balance as of June 25, 2022	$318	$78	$68	$464

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. The most recent annual impairment assessment was performed during the fourth quarter of 2021, using a quantitative assessment for the Contract and Varis reporting units, and qualitative assessments for the Direct and Retail reporting units. The quantitative assessment combined the income approach and the market approach valuation methodologies and concluded that the fair value of the Contract and Varis reporting units exceed their carrying amounts. The margin of passage for the Contract reporting unit was 16%. The Contract reporting unit is a component of the Business Solutions Division segment, and the Varis reporting unit is presented in Other. The CompuCom reporting unit is classified as discontinued operations; refer to Note 12 for further information.

The Company is monitoring the performance of its Contract reporting unit, which had been negatively impacted by COVID-19, and has experienced partial recovery as the impacts of the pandemic on its business customers have begun to recede since 2021. The Contract reporting units’ operating performance and future outlook are in line with the Company’s forecasts used in determining the fair value estimates in the most recent quantitative annual impairment test. Accordingly, there are no impairment indicators identified for this reporting unit as of June 25, 2022. The Company also did not identify indicators of impairment related to its other reporting units, which have been performing in accordance with forecasts. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of the Company’s reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying amount, resulting in goodwill impairment charges.

NOTE 5. INCOME TAXES

During 2022 and 2021, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to limited international operations and improved operating results. The Company’s effective tax rates were 29% and 26% for the second quarter and first half of 2022, respectively, and 31% and 20% for the second quarter and first half of 2021, respectively. In the first half of 2022, the Company’s effective rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date. This along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate to differ from the statutory rate of 21%. In the first half of 2021, the Company’s effective rate was primarily impacted by the recognition of tax benefits associated with stock-based compensation awards year-to-date and recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The Company continues to have a U.S. valuation allowance for certain U.S. federal credits and state tax attributes, which relates to deferred tax assets that require certain types of income or for income to be earned in certain jurisdictions in order to be realized. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections could impact this evaluation in future periods. The sale of CompuCom resulted in the Company recognizing a capital loss of approximately $210 million, tax effected. A portion of this capital loss, approximately $20 million, is available to be carried back in several jurisdictions. The tax benefit of these carry back claims was reflected in the discontinued operations income tax expense at December 25, 2021. The Company has determined that it is more likely than not that the benefit from the excess capital loss of $190 million will not be realized at this time. In recognition of this risk, the Company has provided a full valuation allowance during the first quarter of 2022 against the excess capital loss not carried back.

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

NOTE 6. EARNINGS PER SHARE

The following table represents the calculation of earnings (loss) per common share – basic and diluted:

	Second Quarter		First Half
(In millions, except per share amounts)	2022	2021	2022	2021
Basic Earnings (Loss) Per Share
Numerator:
Net income from continuing operations	$20	$20	$75	$82
Income (loss) from discontinued operations, net of tax	7	(108)	7	(117)
Net income (loss)	$27	$(88)	$82	$(35)
Denominator:
Weighted-average shares outstanding	49	54	49	54
Basic earnings (loss) per share:
Continuing operations	$0.40	$0.36	$1.54	$1.53
Discontinued operations	0.15	(1.98)	0.14	(2.18)
Net basic earnings (loss) per share	$0.55	$(1.62)	$1.68	$(0.65)
Diluted Earnings (Loss) Per Share
Numerator:
Net income from continuing operations	$20	$20	$75	$82
Income (loss) from discontinued operations, net of tax	7	(108)	7	(117)
Net income (loss)	$27	$(88)	$82	$(35)
Denominator:
Weighted-average shares outstanding	49	54	49	54
Effect of dilutive securities:
Stock options and restricted stock	1	2	1	2
Diluted weighted-average shares outstanding	50	56	50	56
Diluted earnings (loss) per share:
Continuing operations	$0.39	$0.35	$1.49	$1.47
Discontinued operations	0.15	(1.93)	0.14	(2.10)
Net diluted earnings (loss) per share	$0.54	$(1.58)	$1.63	$(0.63)

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were less than 1 million in both the second quarter and first half of 2022, and less than 1 million in both the second quarter and first half of 2021, but they were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

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

As provided by the Third Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, cash value of company-owned life insurance policies, and certain specific real estate of the Company. At June 25, 2022, the Company had no revolving loans outstanding, $57 million of outstanding FILO Term Loan Facility loans, $47 million of outstanding standby letters of credit, and $953 million of available credit under the Third Amended Credit Agreement. The Company was in compliance with all applicable covenants at June 25, 2022.

NOTE 8. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 25, 2021	$(27)	$21	$(6)
Other comprehensive loss activity before reclassifications	(12)	(2)	(14)
Reclassification of foreign currency translation adjustments realized upon disposal of business	6	—	6
Balance at June 25, 2022	$(33)	$19	$(14)

TREASURY STOCK

The Board of Directors reviewed the Company’s existing capital allocation programs in connection with the sale of CompuCom, and on December 31, 2021, authorized an additional $200 million for share repurchases under the then existing stock repurchase program, for a total authorization of $650 million. This stock repurchase program expired on June 30, 2022, and in July 2022, the Board of Directors approved a new stock repurchase program of up to $600 million, available through June 30, 2024. The new authorization may be suspended or discontinued at any time. The exact timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances.

On November 16, 2021, as part of the stock repurchase program expiring on June 30, 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) to repurchase shares of the Company’s common stock in exchange for an up-front payment $150 million. The ASR repurchase period ran through May 25, 2022, and the Company received 0.7 million shares of its common stock as the final settlement of the ASR in the second quarter of 2022. The Company repurchased 3.6 million shares of its common stock in total at an average price per share of $41.46 under the ASR. The Company did not repurchase any additional shares of its common stock in the second quarter and first half of 2022. In July 2022, as part of the new $600 million stock repurchase program, the Board of Directors approved a Dutch auction tender offer to repurchase up to $300 million worth of shares of its common stock, based on demand. Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of the outstanding shares in the tender offer. Through this tender offer, the Company’s shareholders have the opportunity to tender some or all of their shares at a price within the range of $31.50 to $36.00 per share subject to the conditions set forth in the tender offer documents. The tender offer commenced on July 18, 2022 and is expected to expire on August 12, 2022, unless extended or earlier terminated by the Company.

At June 25, 2022, there were 17 million shares of common stock held in treasury. The Company’s Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 7 for additional information about the Company’s compliance with covenants.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

DIVIDENDS ON COMMON STOCK

In May 2020, in order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, the Company’s Board of Directors suspended the Company’s quarterly cash dividend beginning in the second quarter of 2020. There was no quarterly cash dividend declared and paid in the second quarter and the first half of 2022. The Company’s quarterly cash dividend remains suspended. Prior to its suspension, dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position. The Company’s Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 7 for additional information about the Company’s compliance with covenants.

NOTE 9. EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – NORTH AMERICA

The components of net periodic pension benefit for the Company’s North America pension plans are as follows:

	Second Quarter		First Half
(In millions)	2022	2021	2022	2021
Service cost	$—	$—	$—	$—
Interest cost	5	5	11	10
Expected return on plan assets	(7)	(8)	(13)	(15)
Net periodic pension benefit	$(2)	$(3)	$(2)	$(5)

The North American qualified pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at June 25, 2022 and December 25, 2021. The North American nonqualified pension plan is in a net liability position and included in Pension and postretirement obligations, net in the Condensed Consolidated Balance Sheets at June 25, 2022 and December 25, 2021. During the first half of 2022, $1 million of cash contributions were made to the North America pension plans. The Company expects to make additional cash contributions of approximately $2 million to the North America pension plans during the remainder of 2022.

PENSION PLAN – UNITED KINGDOM

The components of net periodic pension benefit for the Company’s pension plan in the United Kingdom (“UK”) are as follows:

	Second Quarter		First Half
(In millions)	2022	2021	2022	2021
Service cost	$—	$—	$—	$—
Interest cost	1	1	2	2
Expected return on plan assets	(2)	(2)	(3)	(3)
Net periodic pension benefit	$(1)	$(1)	$(1)	$(1)

The UK pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at June 25, 2022 and December 25, 2021. During the first half of 2022, cash contributions of $1 million were made to the UK pension plan. The Company is not required to make any additional cash contributions to the UK pension plan in the remainder of 2022.

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

RECURRING FAIR VALUE MEASUREMENTS

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments, which may be entered into to mitigate risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. The Company did not have derivative financial instruments during the second quarter and first half of 2022.

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the second quarter and first half of 2022, the Company recognized asset impairment charges of $3 million and $5 million, respectively, primarily related to the impairment of operating lease right-of-use (“ROU”) assets associated with the Company’s retail store locations. In the second quarter and first half of 2021, the Company recognized asset impairment charges of $1 million and $13 million, respectively. Of the asset impairment charges in the second quarter and first half of 2021, $1 million and $11 million were related to the impairment of ROU assets associated with the Company’s retail store locations, and the remainder were related to impairment of fixed assets. All impairment charges discussed in the sections below are presented in Asset impairments in the Condensed Consolidated Statements of Operations.

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

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the second quarter of 2022 impairment calculation were discounted at a weighted average discount rate of 8%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There are uncertainties regarding the impact of the COVID-19 pandemic, supply chain and macroeconomic conditions on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the second quarter of 2022, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets, which were negatively impacted by the COVID-19 pandemic. The Company did not identify any impairment indicators for these long-lived assets as of June 25 2022, and as a result, there were no associated impairment charges.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	June 25,		December 25,
	2022		2021
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Company-owned life insurance	137	137	137	137
Financial liabilities:
Long-term debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	57	57	100	100
Revenue bonds, due in varying amounts periodically through 2029	75	76	75	76
American & Foreign Power Company, Inc. 5% debentures, due 2030	15	14	15	16

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Company-owned life insurance: In connection with the 2013 OfficeMax merger, the Company acquired company-owned life insurance policies on certain former employees. The fair value of the company-owned life insurance policies is derived using determinable net cash surrender value, which is the cash surrender value less any outstanding loans (Level 2 measure). Death benefits received on company-owned life insurance policies, which are tax-free at payout, typically exceed their cash surrender values.

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

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending, threatened and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Company has made provision for losses with respect to the pending proceedings. Additionally, as of June 25, 2022, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, the Company’s estimated range of reasonably possible losses was approximately $15 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations, or cash flows.

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

CompuCom was presented as held for sale as of December 25, 2021, and the loss from classification to held for sale was measured at the lower of its carrying amount or estimated fair value less costs to sell and was included in the valuation allowance of current assets held for sale as of December 25, 2021. The estimated fair value of CompuCom was based on the terms of the SPA, and amounted to $190 million, which included $126 million for cash purchase price after adjusting for cash, debt and working capital, $55 million for the promissory note, and $9 million for the earn-out. Of the cash purchase price, $30 million is related to adjustments for cash, debt and working capital, and is a current receivable as of June 25, 2022. The promissory note and the earn-out are non-current receivables as of June 25, 2022. The earn-out provision was identified to be a derivative in accordance with ASC 815, and its fair value was determined using Monte Carlo simulation. The resulting loss from classification to held for sale was $170 million in the fourth quarter of 2021. During the first half of 2022, the Company incurred further loss on disposal of $1 million in third-party professional fees related to the sale of CompuCom. In addition, during the second quarter and first half of 2022, the Company received $7 million of insurance proceeds for the malware incident that occurred in 2021 reflected in gain on disposal of discontinued operations.

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

	Second Quarter		First Half
(In millions)	2022	2021	2022	2021
Major components of discontinued operations before income taxes:
Sales	$—	$216	$—	$408
Cost of goods and occupancy costs:	—	176	—	329
Gross profit	—	40	—	79
Selling, general and administrative expenses	—	38	—	89
Asset impairments		114	—	114
Merger, restructuring and other operating expenses, net	—	(4)	—	(3)
Operating loss	—	(108)	—	(121)
Other income (expense):
Other income, net	—	—	—	—
Loss from major components of discontinued operations before income taxes	—	(108)	—	(121)
Gain (loss) on disposal of discontinued operations	7	—	6	—
Income (loss) from discontinued operations before income taxes	7	(108)	6	(121)
Income tax benefit	—	—	(1)	(4)
Discontinued operations, net of tax	$7	$(108)	$7	$(117)

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table represents the major classes of assets and liabilities of the disposal group classified as held for sale presented in the Condensed Consolidated Balance Sheets as of December 25, 2021. The Company completed the sale of CompuCom on December 31, 2021, and therefore no assets or liabilities are included in discontinued operations as of June 25, 2022.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the Company’s ability to achieve its strategic plans, the potential impact of the COVID-19 pandemic on our business, liquidity, suppliers, consumers, customers, and employees, disruptions or inefficiencies in our supply chain, our strategic shift to maintain all of our businesses under common ownership, our ability to mitigate or manage disruptions posed by COVID-19, uncertainties arising from the Russia-Ukraine conflict including its effect on the U.S. economy, changes in worldwide and U.S. economic conditions that materially impact consumer spending and employment and the demand for our products and services, and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth herein under “Risk Factors,” found in Other Information which supplements our discussion of “Risk Factors” within Other Key Information in our Annual Report on Form 10-K filed on February 23, 2022 (the “2021 Form 10-K”) with the SEC, Forward-Looking Statements, found in our 2021 Form 10-K.

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

OVERVIEW

THE COMPANY

We are a leading provider of business services and supplies, products and digital workplace technology solutions to small, medium-sized and enterprise businesses. We operate through our direct and indirect subsidiaries and maintain a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 1,020 retail stores. Through our banner brands Office Depot®, OfficeMax® and Grand & Toy®, as well as others, we offer our customers the tools and resources they need to focus on starting, growing and running their business.

As of June 25, 2022, our operations are organized into two reportable segments (or “Divisions”): Business Solutions Division and Retail Division. We sold our CompuCom Division through a single disposal group on December 31, 2021. Accordingly, that business is presented as discontinued operations.

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

STRATEGIC TRANSFORMATION

In May 2021, our Board of Directors had unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies, representing our B2B and consumer businesses, which was planned to be achieved through a spin-off of our consumer business. On January 14, 2022, we announced that our Board of Directors determined to delay the previously announced public company separation to evaluate a potential sale of our consumer business and that we had received a non-binding proposal from another third party, in addition to that previously received from USR Parent, Inc., to acquire our consumer business. On June 21, 2022, our Board of Directors, with the assistance of its financial and legal advisors, completed its review of both proposals received by the Company to acquire our consumer business and unanimously determined it to be in the best interests of the Company and its shareholders not to divest our consumer business at this time. Further, due to current market conditions, our Board of Directors also determined not to resume our previously planned separation of our consumer business at this time and instead to maintain all of our businesses under common ownership.

We have been undergoing a strategic business transformation to pivot our Company into an integrated B2B distribution platform, with the objective of expanding our product offerings to include value-added services for our customers and capture greater market share. Using the flexibility afforded by our holding company restructuring that was previously completed, we are transforming our operations under our holding company structure into our consumer business named Office Depot, and three distinct B2B business and digital segments which are ODP Business Solutions, Veyer and Varis. We believe our B2B and consumer businesses operating collectively under our holding company structure will improve shareholder value and derive benefits from scaling. We continue to transition the assets that support our B2B and consumer businesses as part of this process. Upon completion of this re-alignment, we will also re-evaluate our reportable segments based on how the business is managed, including decision-making about resources allocation and assessing performance of the segments.

As part of our transformation, we are also developing our new digital platform technology business, Varis, which is part of our evolving B2B business. We aim to transform the B2B procurement and sourcing industry by filling the growing demand for a modern, trusted, digital B2B platform. In connection with our development efforts in this area, we had acquired BuyerQuest Holdings, Inc. in 2021, a business services software company with an eProcurement platform. BuyerQuest’s operating results are included in our Varis Division. We continue to grow our customer and supplier relationships and invest in the capabilities of our Varis Division and its platform in order to drive future value in the large and growing business commerce market.

Our strategy continues to include expanding our reach and distribution network through our Federation entities, which comprise more than a dozen profitable regional office supply distribution businesses acquired by us over time, serving small and mid-market customers. Many of these customers are in geographic areas that were previously underserved by our network. These Federation entities, which continue to operate under their own brand names, have allowed for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies. During the second quarter and first half of 2022, we did not have any new acquisitions. In addition, we continue to invest in our supply chain, distribution, procurement and global sourcing operations supporting our businesses, as well as the logistics needs for other third parties.

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

The sale of CompuCom represented a strategic shift that had a major impact on our operations and financial results. Accordingly, the operating results and cash flows are classified as discontinued operations for all periods presented. Refer to Note 12. “Discontinued Operations” in Notes to Condensed Consolidated Financial Statements for additional information.

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

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 13-week and 26-week periods ended June 25, 2022 (also referred to as the “second quarter of 2022” and the “first half of 2022,” respectively) and June 26, 2021 (also referred to as the “second quarter of 2021” and the “first half of 2021,” respectively).

Our consolidated sales were 2% lower in the second quarter of 2022 compared to the same period of the prior year. Sales in our Business Solutions Division increased $69 million, or 6%, as compared to the same period in the prior year. This increase was driven by higher sales of $88 million to our business-to-business customers, which was partially offset by lower sales in our eCommerce platform. The increase in sales in our Business Solutions Division were mainly in categories of cleaning, personal protective equipment, breakroom, office supplies, paper, and copy and print services. Sales in our Retail Division decreased $103 million, or 11%, as compared to the same period in the prior year, mainly as a result of planned store closures and lower demand. Our Retail Division had lower demand in certain product categories that had higher sales in the prior year comparable quarter driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic, such as facilitating the continued remote work and virtual learning environments.

Our consolidated sales were 1% lower in the first half of 2022 compared to the same period of the prior year. Sales in our Business Solutions Division increased $171 million, or 8%, as compared to the same period in the prior year. This increase was driven by higher sales of $217 million to our business-to-business customers, which was partially offset by lower sales in our eCommerce platform. The increase in sales in our Business Solutions Division were mainly in categories of cleaning, personal protective equipment, breakroom, office supplies, paper, and copy and print services. Sales in our Retail Division decreased $199 million, or 10%, as compared to the same period in the prior year, mainly as a result of planned store closures and lower demand. Our Retail Division had lower demand in certain product categories that had higher sales in the prior year comparable period driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic, such as facilitating the continued remote work and virtual learning environments.

Sales	Second Quarter			First Half
(In millions)	2022	2021	Change	2022	2021	Change
Business Solutions Division	$1,215	$1,146	6%	$2,445	$2,274	8%
Retail Division	811	914	(11)%	1,754	1,953	(10)%
Other	8	10	(20)%	13	17	(24)%
Total	$2,034	$2,070	(2)%	$4,212	$4,244	(1)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•

Total gross profit was relatively flat with a slight decrease of $1 million in the second quarter of 2022 when compared to the same period in 2021. Our Business Solutions Division had $12 million higher gross profit resulting from higher sales, which was more than offset by $13 million decrease in gross profit of our Retail Division. Total gross profit decreased by $11 million or 1% in the first half of 2022 when compared to the same period in 2021. Our Business Solutions Division had $26 million higher gross profit resulting from higher sales, which was more than offset by $38 million decrease in gross profit of our Retail Division. The decrease in the Retail Division gross profit in both the second quarter and first half of 2022 is due to the flow through impact of lower sales, partially offset by improved product margin. The first half of 2022 also had lower operating lease costs due to store closures.

•

Total gross margin for the second quarter and first half of 2022 was 21% and 22%, respectively, which were consistent with the gross margins in the comparative prior year periods. While we incurred incremental costs related to trade tariffs on inventory we purchase from suppliers in China, certain actions, including changes to our contracting model, alternative sourcing strategies, and selective price increase pass-through efforts mitigated much of the impact of such trade tariffs to our results of operations.

•

Total selling, general and administrative expenses decreased by $13 million and $19 million in the second quarter and first half of 2022, respectively, when compared to the same periods in 2021. Selling, general and administrative expenses as a percentage of total sales reduced by approximately 30 basis points in both the second quarter and first half of 2022 as compared to the prior year periods. The decreases were the result of store closures in our Retail Division and certain strategic initiatives, including the Maximize B2B Restructuring Plan, aimed to generate savings through optimizing our retail footprint and remove corresponding costs supporting our Retail Division as our retail footprint is reduced, and additional measures to implement a company-wide low-cost business model reducing our spend on payroll and payroll-related costs and other discretionary expenses such as professional fees, contingent labor, travel and marketing.

•

We recorded $3 million and $5 million of asset impairment charges in the second quarter and first half of 2022, respectively primarily related to the impairment of operating lease ROU assets associated with our retail store locations. Refer to Note 10. “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements for additional information.

•

We recorded $23 million and $34 million of merger, restructuring and other operating expenses, net in the second quarter and first half of 2022. The expenses in both periods relate to costs associated with the previously planned separation of our consumer business, mainly third-party professional fees. In the first half of 2022, the expenses also include $1 million associated with restructuring activities. We did not record any transaction and integration costs in the second quarter and first half of 2022. Refer to Note 2. “Merger, Restructuring and Other Activity” in Notes to Condensed Consolidated Financial Statements for additional information.

•

In the first half of 2022, we recognized a tax benefit associated with stock-based compensation awards. This along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate of 26% to differ from the statutory rate of 21%. Our effective tax rate in the prior period was primarily impacted by the recognition of tax benefits associated with stock-based compensation awards and recognition of tax benefits due to an agreement reached with the IRS, state taxes, and the mix of income and losses across U.S. and non-U.S. jurisdictions. Refer to Note 5. “Income Taxes” in Notes to Condensed Consolidated Financial Statements for additional information.

•

Diluted earnings per share from continuing operations was $0.39 in the second quarter of 2022 compared to $0.35 in the second quarter of 2021. Diluted earnings per share from continuing operations was $1.49 in the first half of 2022 compared to $1.47 in the first half of 2021.

•

Diluted earnings per share from discontinued operations was $0.15 in the second quarter of 2022 compared to diluted loss per share of $(1.93) in the second quarter of 2021. Diluted earnings per share from discontinued operations was $0.14 in the first half of 2022 compared to diluted loss per share of $(2.10) in the first half of 2021.

•

Net diluted earnings per share was $0.54 in the second quarter of 2022 compared to net diluted loss per share of $(1.58) in the second quarter of 2021. Net diluted earnings per share was $1.63 in the first half of 2022 compared to net diluted loss per share of $(0.63) in the first half of 2021.

•

Our Board of Directors reviewed the existing capital allocation programs in connection with the sale of CompuCom, and on December 31, 2021, authorized an additional $200 million for share repurchases under the then existing stock repurchase program, for a total authorization of $650 million. This stock repurchase program expired on June 30, 2022, and in July 2022, our Board of Directors approved a new stock repurchase program of up to $600 million, available through June 30, 2024. On November 16, 2021, as part of the stock repurchase program expiring on June 30, 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) to repurchase shares of the Company’s common stock in exchange for an up-front payment $150 million. The ASR repurchase period ran through May 25, 2022, and we received 0.7 million shares of our common stock as the final settlement of the ASR in the second quarter of 2022. We repurchased 3.6 million shares of our common stock in total at an average price per share of $41.46 under the ASR. We did not repurchase any additional shares of our common stock in the second quarter and first half of 2022.

•

At June 25, 2022, we had $417 million in cash and cash equivalents and $953 million of available credit under the Third Amended Credit Agreement, for a total liquidity of approximately $1.4 billion. Cash used in operating activities of continuing operations was $84 million for the first half of 2022 compared to cash provided by operating activities of $135 million in the comparable prior year period. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

BUSINESS SOLUTIONS DIVISION

	Second Quarter		First Half
(In millions)	2022	2021	2022	2021
Sales	$1,215	$1,146	$2,445	$2,274
% change	6%	12%	8%	(4)%
Division operating income	$45	$31	$78	$48
% of sales	4%	3%	3%	2%

Sales in our Business Solutions Division increased 6% in the second quarter of 2022 compared to the corresponding quarter in 2021. During the second quarter of 2022, our Business Solutions Division experienced higher demand across the majority of our product categories. The higher demand was driven by the continued recovery of our business-to-business customers, including those in the education sector, from the disruptions to their operations as a result of the impacts of the COVID-19 pandemic. The increase in demand resulted in $88 million higher sales across a majority of our offerings, including paper, furniture, breakroom, school and office supplies, copy and print services, as well as personal protective equipment and cleaning supplies, which contributed $9 million to this increase. The higher demand from our business-to-business customers was partially offset by $20 million lower sales in our eCommerce platform, as compared to the second quarter of 2021.

Sales in our Business Solutions Division increased 8% in the first half of 2022 compared to the corresponding period in 2021. During the first half of 2022, our Business Solutions Division experienced higher demand across the majority of our product categories. The higher demand was driven by the continued recovery of our business-to-business customers, including those in the education sector, from the disruptions to their operations as a result of the impacts of the COVID-19 pandemic. The increase in demand resulted in $217 million higher sales across a majority of our offerings, including paper, furniture, breakroom, school and office supplies, copy and print services, as well as personal protective equipment and cleaning supplies, which contributed $66 million to this increase. The higher demand from our business-to-business customers was partially offset by $45 million lower sales in our eCommerce platform, as compared to the first half of 2021.

Our Business Solutions Division sales could be impacted in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment and inflation that materially impact consumer spending, the demand for our products and services and the availability of supply. Specifically, we experienced supply constraints in some of our larger product categories such as ink and technology products, and we may continue to face delays or difficulty sourcing these products.

The impacts of the COVID-19 outbreak in 2022 and the magnitude by which sales of our Business Solutions Division will be affected will depend heavily on the duration of the pandemic through new variants, impact and speed of vaccination distributions, as well as the substance and pace of macroeconomic recovery. However, as discussed above, the impact has been material to the results of the Business Solutions Division in the second quarter and first half of 2022 and could continue into the third quarter of 2022 and beyond. In addition, changes in work environments, such as a prolonged or permanent shift to hybrid or continued remote work arrangements could also have a material impact to the future results of the Business Solutions Division.

Our Business Solutions Division operating income was $45 million in the second quarter of 2022 compared to $31 million in the second quarter of 2021, an increase of 45%, which was mainly driven by the flow through impact of higher sales and lower selling, general and administrative expenses. As a percentage of sales, operating income increased approximately 100 basis points. Although we experienced increases in third-party transportation costs due to the impacts of COVID-19, which reduced our gross margin by approximately 60 basis points, this was more than offset by adjustments to selling price and lower selling, general and administrative expenses as a percentage of our sales. The improvement in our selling, general and administrative expenses is attributable to cost saving initiatives of our Maximize B2B restructuring program, which reduced costs in payroll, advertising and other operating expenses.

Our Business Solutions Division operating income was $78 million in the first half of 2022 compared to $48 million in the first half of 2021, an increase of 63%, which was mainly driven by the flow through impact of higher sales and lower selling, general and administrative expenses. As a percentage of sales, operating income increased approximately 110 basis points. Although we experienced increases in third-party transportation costs due to the impacts of COVID-19, which reduced our gross margin by approximately 20 basis points, this was more than offset by adjustments to selling price and lower selling, general and administrative expenses as a percentage of sales. The improvement in our selling, general and administrative expenses is attributable to cost saving initiatives of our Maximize B2B restructuring program, which reduced costs in payroll, advertising and other operating expenses.

RETAIL DIVISION

	Second Quarter		First Half
(In millions)	2022	2021	2022	2021
Sales	$811	$914	$1,754	$1,953
% change	(11)%	0%	(10)%	(6)%
Division operating income	$46	$44	$136	$145
% of sales	6%	5%	8%	7%

Sales in our Retail Division decreased 11% and 10% in the second quarter and first half of 2022, respectively, compared to the corresponding periods in 2021. As vaccination rates have increased since early in 2021 and the effects of the COVID-19 pandemic have begun to recede, more of our customers are transitioning into on-site work and in-person learning. As a result of this recovery, we experienced $5 million and $12 million of increased sales in copy and print services in the second quarter and first half of 2022, respectively. This was more than offset by fewer transactions in product sales for the second quarter and first half of 2022, as a result of both planned store closures and lower demand. Specifically, technology products, furniture, office supplies, cleaning supplies and personal protective equipment had lower sales in the second quarter and first half of 2022, compared to the corresponding periods in 2021. These categories had experienced higher demand in the prior year, which was driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic, and included facilitating the continued remote work and virtual learning environments. Our sales could be impacted in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending, the demand for our products and services and the availability of supply. Specifically, we experienced supply constraints in some of our larger product categories such as ink and technology products, and we may continue to face delays or difficulty sourcing these products.

Buy online pick up in store (“BOPIS”) transactions are included in our Retail Division results because they are fulfilled with retail store inventory and serviced by our retail store associates. Our BOPIS sales were $75 million and $161 million in the second quarter and first half of 2022, respectively, as compared to $79 million and $168 million in the second quarter and first half of 2021, respectively.

Our business is considered to be essential by most local jurisdictions, and as a result, the substantial majority of our retail locations have remained open and operational with the appropriate safety measures in place during the COVID-19 pandemic, including a curbside pickup option. Since late in the first quarter of 2020, we have reduced our retail location hours by one to two hours daily, which continues to be in effect at the majority of our retail locations. We believe sales in our Retail Division may continue to be adversely impacted in the third quarter of 2022 and potentially longer. As there is uncertainty in the extent and duration of the impacts of the pandemic, we are unable to estimate the full impact at this time as there is uncertainty in the extent and duration of the impacts of the pandemic.

We have historically reported our comparable store sales, which relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes, natural disasters or epidemics/pandemics, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods, but may differ from measures used by other companies. Due to the reduction in our retail location hours due to COVID-19 during late in the first quarter of 2020, and the variability in COVID-19 related restrictions imposed by state and local governments such as occupancy levels and business regulations that can affect demand for our in-store products and services, comparable store sales is not a meaningful metric for the second quarter and first half of 2022, and therefore is not provided.

The Retail Division operating income was $46 million in the second quarter of 2022, which increased 5% as compared to $44 million in the second quarter of 2021.  In addition, operating income as a percentage of sales increased 1% in the second quarter of 2022 compared to the corresponding period in 2021. The improvement in operating income was mainly due to higher gross margin rate as a result of favorable product mix, which more than offset the flow through impact of lower sales. The Retail Division operating income was $136 million in the first half of 2022, which decreased 6% as compared to $145 million in the first half of 2021. The decrease is mostly attributable to the flow-through impact of lower sales, which more than offset lower selling, general and administrative expenses resulting from continuous efforts to optimize costs, lower operating lease costs recognized as a result of store closures, and improved product margin.

As of June 25, 2022, the Retail Division operated 1,020 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands compared to 1,091 stores at the end of the second quarter of 2021. Charges associated with store closures as part of a restructuring plan are reported as appropriate in Asset impairments and Merger, restructuring and other operating expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail stores and distribution center assets, and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to the “Corporate” section below for additional information of expenses incurred to date.

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

Asset impairments

We recognized asset impairment charges of $3 million and $5 million in the second quarter and first half of 2022, respectively, primarily related to impairment of operating lease ROU assets associated with our retail store locations. We recognized asset impairment charges of $1 million and $13 million in the second quarter and first half of 2021, respectively. Of the asset impairment charges in the second quarter and first half of 2021, $1 million and $11 million were related to impairment of operating lease ROU assets associated with our retail store locations, respectively, and the remainder was related to impairment of fixed assets.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In the second quarter and first half of 2022, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our restructuring programs, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value. Our retail store assets recoverability analyses in the second quarter of 2022 also included the impact of the COVID-19 pandemic on the operations of our retail stores as described in the “Retail Division” section. As discussed above, there is uncertainty regarding the impact of the COVID-19 pandemic on the results of our operations in the third quarter of 2022 and beyond, which could result in future impairments of store assets if deemed unrecoverable.

We are monitoring the performance of our Contract reporting unit, which is a component of our Business Solutions Division segment. The operating performance and future outlook for the Contract reporting unit are in line with our revised forecasts used in determining the fair value estimates in the most recent quantitative annual impairment assessment, which it passed by a 16% margin. Accordingly, there are no impairment indicators identified for this reporting unit as of June 25, 2022. We also did not identify indicators of impairment related to our other reporting units, which mainly serve consumers through our retail stores, eCommerce platform and digital B2B platform, and have been performing in accordance with our forecasts. We will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of our reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in additional goodwill impairment charges. Further, while we are currently in a strong liquidity and capital position, a significant deterioration may have a material impact on our liquidity and capital in future periods.

Merger, restructuring and other operating expenses, net

We have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. In addition, we have also incurred costs related to our actions to separate our consumer business through a potential sale, prior to our Board of Directors’ decision on June 21, 2022 to maintain the consumer business under common ownership. The expenses and any income recognized directly associated with these actions are included in Merger, restructuring and other operating expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income. Merger, restructuring and other operating expenses, net were $23 million and $34 million in the second quarter and first half of 2022, respectively, compared to $11 million and $23 million in the second quarter and first half of 2021, respectively. Refer to Note 2. “Merger, Restructuring and Other Activity” in Notes to Condensed Consolidated Financial Statements for an additional analysis of these Corporate charges.

Unallocated Expenses

We allocate to our Divisions functional support expenses that are considered to be directly or closely related to segment activity. These allocated expenses are included in the measurement of Division operating income. Other companies may charge more or less for functional support expenses to their segments, and our results, therefore, may not be comparable to similarly titled measures used by other companies. The unallocated expenses primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, legal, audit and similar functions. Unallocated expenses were $22 million and $42 million in the second quarter and first half of 2022 compared to $27 million and $49 million in the second quarter and first half of 2021, respectively. The decrease in the second quarter of 2022 compared to the prior year period was primarily due to lower Corporate incentive expenses. The decrease in the first half of 2022 compared to the prior year period was primarily due to lower Corporate incentive expenses and lower third-party professional fees.

Other Income and Expense

	Second Quarter		First Half
(In millions)	2022	2021	2022	2021
Interest income	$1	$—	$2	$—
Interest expense	(4)	(6)	(9)	(14)
Other income, net	3	5	5	17

In April 2020, we entered into the Third Amended Credit Agreement which provided for an aggregate principal amount of up to $1.3 billion asset-based revolving credit facility and asset-based FILO Term Loan Facility, maturing in April 2025. We recorded $1 million and $2 million of interest expense in the second quarter and first half of 2022, respectively, and $1 million and $2 million of interest expense in the second quarter and first half of 2021, respectively, related to the Third Amended Credit Agreement. We also recorded interest expense related to our finance lease obligations and revenue bonds in all periods presented.

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

Income Taxes

During 2022 and 2021, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to limited international operations and improved operating results. Our effective tax rates were 29% and 26% for the second quarter and first half of 2022, respectively, and 31% and 20% for the second quarter and first half of 2021, respectively. In the first half of 2022, our effective rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date. This along with the impact of state taxes and the mix of income and losses across U.S and non-U.S. jurisdictions, caused our effective tax rate to differ from the statutory rate of 21%. In the first half of 2021, our effective rate was primarily impacted by the recognition of tax benefits associated with stock-based compensation awards year-to-date and recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At June 25, 2022 and December 25, 2021, we had $417 million and $514 million in cash and cash equivalents, respectively, and $953 million and $877 million of available credit under the Third Amended Credit Agreement (as defined in Note 7. “Debt” in Notes to Condensed Consolidated Financial Statements), respectively, for a total liquidity of approximately $1.4 billion at the end of both respective periods. Despite the weaker global economic conditions and the uncertainties related to the impacts of the COVID-19 pandemic, we currently believe that as a result of our strong financial position, including our cash and cash equivalents on hand, availability of funds under the Third Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, costs associated with the previously planned Separation of our consumer business, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. From time to time, we may prepay outstanding debt and/or restructure or refinance debt obligations. As the impact of the COVID-19 pandemic on the global and national economies and our operations evolve, we will continue to assess our liquidity needs.

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

There were no revolving loans outstanding, $57 million of outstanding FILO Term Loan Facility loans, and $47 million of outstanding standby letters of credit under the Third Amended Credit Agreement at the end of the second quarter of 2022, and we were in compliance with all applicable covenants at June 25, 2022.

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

Capital Return Programs – Share Repurchases and Dividends

Our Board of Directors reviewed the existing capital allocation programs in connection with the sale of CompuCom, and on December 31, 2021, authorized an additional $200 million for share repurchases under the then existing stock repurchase program, for a total authorization of $650 million. This stock repurchase program expired on June 30, 2022, and in July 2022, our Board of Directors approved a new stock repurchase program of up to $600 million, available through June 30, 2024. The new authorization may be suspended or discontinued at any time. The exact timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances.

On November 16, 2021, as part of the stock repurchase program expiring on June 30, 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) to repurchase shares of the Company’s common stock in exchange for an up-front payment $150 million. The ASR repurchase period ran through May 25, 2022, and we received 0.7 million shares of our common stock as the final settlement of the ASR in the second quarter of 2022. We repurchased 3.6 million shares of our common stock in total at an average price per share of $41.46 under the ASR. We did not repurchase any additional shares of our common stock in the second quarter and first half of 2022. In July 2022, as part of the new $600 million stock repurchase program, the Company entered into a Dutch auction tender offer to repurchase up to $300 million worth of shares of its common stock, based on demand. Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of the outstanding shares in the tender offer. Through this tender offer, the Company’s shareholders have the opportunity to tender some or all of their shares at a price within the range of $31.50 to $36.00 per share subject to the conditions set forth in the tender offer documents. The tender offer commenced on July 18, 2022 and is expected to expire on August 12, 2022, unless extended or earlier terminated by the Company. We expect to use a combination of funds borrowed under our asset-based revolving credit facility and cash on hand to fund the purchase of accepted shares.

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

In May 2020, in order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, our Board of Directors temporarily suspended the Company’s quarterly cash dividend beginning in the second quarter of fiscal 2020. There was no quarterly cash dividend declared and paid in the second quarter and first half of 2022. Our quarterly cash dividend remains suspended. Prior to its suspension, dividends had been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

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

CASH FLOWS

Continuing Operations

Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows:

	First Half
(In millions)	2022	2021
Operating activities of continuing operations	$(84)	$135
Investing activities of continuing operations	(35)	(32)
Financing activities of continuing operations	(74)	(83)

Operating Activities from Continuing Operations

In the first half of 2022, cash used in operating activities from continuing operations was $84 million, compared to cash provided by operating activities of $135 million during the corresponding period in 2021. This decrease in cash flows from operating activities was primarily driven by $200 million more cash outflows from working capital and $24 million less net income after adjusting for non-cash charges, slightly offset by $5 million more usage of deferred tax assets against current obligations. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For the first half of 2022, the primary driver for higher working capital usage was due to $93 million increase in cash outflows from our inventories, $73 million more cash outflows due to changes in our trade payables and other liabilities, and $34 million less cash inflows due to changes in our receivables. The change in inventories is mainly attributable to purchase volume. The change in our payables and other liabilities is reflective of the timing of payments. The change in our receivables is due to the impact of the COVID-19 pandemic on the sales of our Business Solutions Division in the prior year period, as well as the recovery we are observing in the first half of 2022.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash used in investing activities from continuing operations was $35 million first half of 2022, compared to $32 million first half of 2021. The cash outflow in the first half of 2022 was driven by $43 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities. These outflows were partially offset by proceeds from sale of assets of $6 million and the cash proceeds from our company-owned life insurance policies of $2 million. The cash outflow in the first half of 2021 was driven by $28 million in business acquisitions, net of cash acquired, and $28 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities. These outflows were partially offset by the cash proceeds from our company-owned life insurance policies of $21 million and proceeds from sale of assets of $3 million.

Financing Activities

Cash used in financing activities from continuing operations was $74 million first half of 2022, compared to $83 million first half of 2021. The cash outflow in the first half of 2022 primarily consisted of $11 million of net payments on long- and short-term borrowings activity related to our debt, $43 million payment on our FILO Term Loan Facility loans under the Third Amended Credit Agreement, and $17 million share purchases for taxes, net of proceeds, for employee share-based transactions. Cash used in the first half of 2021 primarily consisted of $13 million of net payments on long- and short-term borrowings activity related to our debt, $46 million in repurchases of common stock, including commissions, and $23 million share purchases for taxes, net of proceeds, for employee share-based transactions.

Discontinued Operations

Cash provided by (used in) operating and investing activities from discontinued operations is summarized as follows:

	First Half
(In millions)	2022	2021
Operating activities of discontinued operations	$—	$(60)
Investing activities of discontinued operations	74	(1)

There was no cash flow related to operating activities of discontinued operations in the first half of 2022. Cash used in operating activities from discontinued operations was $60 million in the first half of 2021. The change in operating cash flows of discontinued operations in the comparative periods was primarily driven by the sale of our CompuCom Division on December 31, 2021.

Cash flows from investing activities from discontinued operations was $74 million in the first half of 2022, compared to cash used in investing activities from discontinued operations of $1 million in the first half of 2021. The change in investing cash flows of discontinued operations in the comparative periods reflects proceeds received from the sale of our CompuCom Division, net of cash sold and selling costs, on December 31, 2021. In addition, the first half of 2022 includes $7 million of insurance proceeds received related to the malware incident in 2021.

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

OTHER INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 25, 2022, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2021 Form 10-K.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that, as of June 25, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At June 25, 2022, $314 million remained available for additional repurchases under the current stock repurchase program which expired on June 30, 2022.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number		Part of a Publicly	Purchased Under
	of Shares	Average	Announced Plan or	the Repurchase
	Purchased	Price Paid	Program	Programs
Period	(In millions)	per Share	(In millions)	(In millions) (1)
March 27, 2022 — April 23, 2022	—	$—	—	$342
April 24, 2022 — May 21, 2022	0.3	$39.93	0.3	$328
May 22, 2022 — June 25, 2022	0.4	$38.10	0.4	$314
Total	0.7	$39.00	0.7

(1) In May 2021, our Board of Directors approved a new stock repurchase program of up to $300 million, available through June 30, 2022. On November 16, 2021, we entered into an accelerated share repurchase agreement (“ASR”) to repurchase shares of our common stock in exchange for an up-front payment of $150 million and increased the authorization to $450 million. Our Board of Directors reviewed the existing capital allocation programs in connection with the sale of CompuCom, and on December 31, 2021, authorized an additional $200 million for share repurchases under the then existing stock repurchase program, for a total authorization of $650 million. The ASR repurchase period ran through May 25, 2022, and we received 0.7 million shares of our common stock as the final settlement of the ASR in the second quarter of 2022. We repurchased 3.6 million shares of our common stock in total at an average price per share of $41.46 under the ASR. We did not repurchase any additional shares of our common stock in the second quarter of 2022. In July 2022, our Board of Directors approved a new stock repurchase program of up to $600 million, available through June 30, 2024, which replaced our current $650 million stock repurchase program that expired on June 30, 2022. The authorization may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through a combination of funds borrowed under our asset-based revolving credit facility and cash on hand. Our Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses.

In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, in May 2020, our Board of Directors suspended the Company’s quarterly cash dividend beginning in the second quarter of 2020. There was no quarterly cash dividend declared and paid in the second quarter and first half of 2022. Our quarterly cash dividend remains suspended. Prior to its suspension, dividends had been recorded as a reduction to additional paid-in capital as we are in an accumulated deficit position. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

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

THE ODP CORPORATION
(Registrant)

Date: August 3, 2022	By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2022	By:	/s/ D. ANTHONY SCAGLIONE
D. Anthony Scaglione
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)