Form 10-Q
period 2022-09-24
ODP Corp
filed 2022-11-02
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 24, 2022

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At October 26, 2022, there were 45,810,663 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

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

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Sales	$2,172	$2,179	$6,385	$6,423
Cost of goods and occupancy costs	1,686	1,675	4,983	4,992
Gross profit	486	504	1,402	1,431
Selling, general and administrative expenses	391	382	1,164	1,173
Asset impairments	3	5	8	18
Merger, restructuring and other operating expenses, net	8	13	42	37
Operating income	84	104	188	203
Other income (expense):
Interest income	1	—	3	—
Interest expense	(1)	(7)	(10)	(20)
Other income, net	5	3	9	19
Income from continuing operations before income taxes	89	100	190	202
Income tax expense	22	27	48	47
Net income from continuing operations	67	73	142	155
Discontinued operations, net of tax	—	28	7	(89)
Net income	$67	$101	$149	$66
Basic earnings (loss) per share
Continuing operations	$1.39	$1.38	$2.92	$2.89
Discontinued operations	(0.01)	0.54	0.14	(1.65)
Net basic earnings per share	$1.38	$1.92	$3.06	$1.24
Diluted earnings (loss) per share
Continuing operations	$1.36	$1.33	$2.84	$2.79
Discontinued operations	(0.01)	0.52	0.13	(1.60)
Net diluted earnings per share	$1.35	$1.85	$2.97	$1.19

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in The ODP Corporation Annual Report on Form 10-K filed on February 23, 2022 (the “2021 Form 10-K”).

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income	$67	$101	$149	$66
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	(19)	(8)	(31)	1
Reclassification of foreign currency translation adjustments realized upon disposal of business	—	—	6	—
Other	(3)	—	(5)	1
Total other comprehensive income (loss), net of tax, where applicable	(22)	(8)	(30)	2
Comprehensive income	$45	$93	$119	$68

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	September 24,	December 25,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$473	$514
Receivables, net	591	495
Inventories	890	859
Prepaid expenses and other current assets	47	52
Current assets held for sale	107	469
Total current assets	2,108	2,389
Property and equipment, net	355	477
Operating lease right-of-use assets	889	936
Goodwill	464	464
Other intangible assets, net	47	54
Deferred income taxes	185	219
Other assets	370	326
Total assets	$4,418	$4,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$853	$950
Accrued expenses and other current liabilities	1,015	994
Income taxes payable	9	11
Short-term borrowings and current maturities of long-term debt	16	20
Current liabilities held for sale	—	290
Total current liabilities	1,893	2,265
Deferred income taxes and other long-term liabilities	124	159
Pension and postretirement obligations, net	20	22
Long-term debt, net of current maturities	175	228
Operating lease liabilities	707	753
Total liabilities	2,919	3,427
Commitments and contingencies
Stockholders' equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 65,632,777 at September 24, 2022 and 64,704,979 at December 25, 2021; outstanding shares — 46,736,821 at September 24, 2022 and 48,455,951 at December 25, 2021	1	1
Additional paid-in capital	2,733	2,692
Accumulated other comprehensive loss	(36)	(6)
Accumulated deficit	(468)	(617)
Treasury stock, at cost — 18,895,956 shares at September 24, 2022 and 16,249,028 shares at December 25, 2021	(731)	(632)
Total stockholders' equity	1,499	1,438
Total liabilities and stockholders’ equity	$4,418	$4,865

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	39 Weeks Ended
	September 24,	September 25,
	2022	2021
Cash flows from operating activities:
Net income	$149	$66
Income (loss) from discontinued operations, net of tax	7	(89)
Net income from continuing operations	142	155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100	110
Charges for losses on receivables and inventories	15	17
Asset impairments	8	18
Gain on disposition of assets, net	(4)	(3)
Compensation expense for share-based payments	31	26
Deferred income taxes and deferred tax asset valuation allowances	33	5
Changes in working capital and other operating activities	(246)	(72)
Net cash provided by operating activities of continuing operations	79	256
Net cash used in operating activities of discontinued operations	—	(10)
Net cash provided by operating activities	79	246
Cash flows from investing activities:
Capital expenditures	(68)	(47)
Businesses acquired, net of cash acquired	—	(29)
Proceeds from disposition of assets	6	4
Settlement of company-owned life insurance policies	3	21
Net cash used in investing activities of continuing operations	(59)	(51)
Net cash provided by (used in) investing activities of discontinued operations	74	(3)
Net cash provided by (used in) investing activities	15	(54)
Cash flows from financing activities:
Net payments on long and short-term borrowings	(16)	(20)
Debt retirement	(43)	—
Share purchases for taxes, net of proceeds from employee share-based transactions	(19)	(25)
Repurchase of common stock for treasury	(69)	(122)
Other financing activities	(4)	(1)
Net cash used in financing activities of continuing operations	(151)	(168)
Effect of exchange rate changes on cash and cash equivalents	(6)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(63)	24
Cash and cash equivalents at beginning of period	537	729
Cash, cash equivalents and restricted cash at end of period – continuing operations	$474	$753
Supplemental information on non-cash investing and financing activities
Right-of-use assets obtained in exchange for new finance lease liabilities	$2	$3
Right-of-use assets obtained in exchange for new operating lease liabilities	171	69
Business acquired in exchange for common stock issuance	—	35
Other current receivable obtained from disposition of discontinued operations	30	—
Promissory note receivable obtained from disposition of discontinued operations	55	—
Earn-out receivable obtained from disposition of discontinued operations	9	—
Transfer from additional paid-in capital to treasury stock for final settlement of the accelerated share repurchase agreement	29	—

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

	39 Weeks Ended September 24, 2022
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 25, 2021	64,704,979	$1	$2,692	$(6)	$(617)	$(632)	$1,438
Net income	—	—	—	—	55	—	55
Other comprehensive income	—	—	—	5	—	—	5
Exercise and release of incentive stock (including income tax benefits and withholding)	652,606	—	(14)	—	—	—	(14)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Other	—	—	—	—	—	(1)	(1)
Balance at March 26, 2022	65,357,585	$1	$2,687	$(1)	$(562)	$(633)	$1,492
Net income	—	—	—	—	27	—	27
Other comprehensive loss	—	—	—	(13)	—	—	(13)
Exercise and release of incentive stock (including income tax benefits and withholding)	142,993	—	(3)	—	—	—	(3)
Amortization of long-term incentive stock grants	—	—	10	—	—	—	10
Final settlement of the accelerated share repurchase agreement	—	—	29	—	—	(29)	—
Balance at June 25, 2022	65,500,578	$1	$2,723	$(14)	$(535)	$(662)	$1,513
Net income	—	—	—	—	67	—	67
Other comprehensive loss	—	—	—	(22)	—	—	(22)
Exercise and release of incentive stock (including income tax benefits and withholding)	132,199	—	(2)	—	—	—	(2)
Amortization of long-term incentive stock grants	—	—	12	—	—	—	12
Repurchase of common stock	—	—	—	—	—	(69)	(69)
Balance at September 24, 2022	65,632,777	$1	$2,733	$(36)	$(468)	$(731)	$1,499

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The ODP Corporation (including its consolidated subsidiaries, “ODP” or the “Company”) is a leading provider of products, services and technology solutions through an integrated business-to-business (“B2B”) distribution platform and omnichannel presence, which includes supply chain and distribution operations, dedicated sales professionals, a B2B digital procurement solution, online presence, and a network of Office Depot and OfficeMax retail stores. Through its operating companies Office Depot, LLC; ODP Business Solutions, LLC; Veyer, LLC; and Varis, LLC, The ODP Corporation empowers every business, professional, and consumer to achieve more every day.

Prior to the third quarter of 2022, the Company had two reportable segments (or “Divisions”), which were its Business Solutions Division and Retail Division. During the third quarter of 2022, the Company re-aligned its operations into its consumer business named Office Depot, and three distinct B2B business and digital segments which are ODP Business Solutions, Veyer and Varis. As a result, the Company re-evaluated its reportable segments, and determined that at September 24, 2022, the Company had four Divisions: ODP Business Solutions Division, Office Depot Division, Veyer Division, and Varis Division. Refer to Note 3 for additional information.

The Company’s CompuCom Division was sold through a single disposal group on December 31, 2021. The Company has reclassified the financial results of the CompuCom Division to Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The Company also reclassified the related assets and liabilities as assets and liabilities held for sale on the accompanying Condensed Consolidated Balance Sheets as of December 25, 2021, and presented cash flows from the Company’s discontinued operations in the Condensed Consolidated Statements of Cash Flows for all periods. Refer to Note 11 for additional information.

The Condensed Consolidated Financial Statements as of September 24, 2022, and for the 13-week and 39-week periods ended September 24, 2022 (also referred to as the “third quarter of 2022” and “year-to-date 2022,” respectively) and September 25, 2021 (also referred to as the “third quarter of 2021” and “year-to-date 2021,” respectively) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Business acquisitions in 2021 are included prospectively from the date of acquisition, thus affecting the comparability of the Company’s financial statements for the periods presented in this report on Form 10-Q.

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

On June 21, 2022, the Company’s Board of Directors, with the assistance of its financial and legal advisors, completed its review of both proposals received by the Company to acquire its consumer business and unanimously determined it to be in the best interests of the Company and its shareholders not to divest the consumer business at that time. Further, due to current market conditions, the Company’s Board of Directors also determined not to resume the Company’s previously planned spin-off of its consumer business at that time and instead maintain all of its businesses under common ownership.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

As discussed above, in connection with the Company’s announcement to maintain all of its businesses under common ownership, during the third quarter of 2022, the Company re-aligned its operations into its consumer business named Office Depot, and three distinct B2B business and digital segments which are ODP Business Solutions, Veyer and Varis.

CASH MANAGEMENT

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Amounts not yet presented for payment to zero balance disbursement accounts of $5 million at September 24, 2022 are presented in Trade accounts payable and Accrued expenses and other current liabilities, and $1 million at December 25, 2021 are presented in Current liabilities held for sale.

At September 24, 2022 and December 25, 2021, cash and cash equivalents held outside the United States amounted to $103 million and $108 million, respectively. At December 25, 2021, there was $17 million cash and cash equivalents held outside the United States included in Current assets held for sale.

Restricted cash consists primarily of cash in bank committed to fund UK pension obligations based on the agreements that govern the UK pension plan. Restricted cash is valued at cost, which approximates fair value. Restricted cash was $1 million at September 24, 2022. There was no restricted cash at December 25, 2021.

REVENUE AND CONTRACT BALANCES

The Company generates substantially all of its revenue from contracts with customers for the sale of products and services. Refer to Note 3 for information on revenue by reportable segment and product category. Contract balances primarily consist of receivables, assets related to deferred contract acquisition costs, liabilities related to payments received in advance of performance under the contract, and liabilities related to unredeemed gift cards and loyalty programs. The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	September 24,	December 25,
(In millions)	2022	2021
Trade receivables, net	445	353
Short-term contract assets	10	16
Long-term contract assets	3	8
Short-term contract liabilities	40	52
Long-term contract liabilities	—	2

The Company recognized revenues of $23 million and $23 million in year-to-date 2022 and 2021, respectively, which were included in the short-term contract liability balance at the beginning of each respective period.

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

	Third Quarter		Year-to-Date
(In millions)	2022	2021	2022	2021
Merger and transaction related expenses
Transaction and integration	$(7)	$(1)	(7)	—
Total Merger and transaction related expenses	(7)	(1)	(7)	—
Restructuring expenses
Severance	(1)	(1)	(2)	(2)
Professional fees	—	—	—	1
Facility closure, contract termination, and other expenses, net	2	5	4	14
Total Restructuring expenses, net	1	4	2	13
Other operating expenses
Professional fees	14	10	47	24
Total Other operating expenses	14	10	47	24
Total Merger, restructuring and other operating expenses, net	$8	$13	$42	$37

MERGER AND TRANSACTION RELATED EXPENSES

In the third quarter of 2022, the Company recognized $7 million income related to earn-out adjustment on the acquisition of BuyerQuest Holdings, Inc. In year-to-date 2022, the Company did not incur any additional transaction and integration expenses. In the third quarter and year-to-date 2021 the Company did not incur any transaction and integration expenses. The $1 million income represents the impact of earnout adjustments on acquisitions made in prior periods.

RESTRUCTURING EXPENSES

Maximize B2B Restructuring Plan

In May 2020, the Company’s Board of Directors approved a restructuring plan to realign the Company’s operational focus to support its “business-to-business” solutions and IT services business units and improve costs (“Maximize B2B Restructuring Plan”). Implementation of the Maximize B2B Restructuring Plan is expected to be substantially completed by the end of 2023. The Maximize B2B Restructuring Plan aims to generate savings through optimizing the Company’s retail footprint, removing costs that directly support the Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of the Company’s business-to-business platform. The plan is broader than restructuring programs the Company has implemented in the past and includes closing and/or consolidating retail stores and distribution facilities and the reduction of up to 13,100 employee positions by the end of 2023. The Company is evaluating the number and timing of retail store and distribution facility closures and/or consolidations. However, it is generally understood that closures will approximate the store’s lease termination date. The Company closed 10 and 28 retail stores in the third quarter and year-to-date 2022, respectively, 111 retail stores in 2021, and 70 retail stores and two distribution facilities in 2020 under the Maximize B2B Restructuring Plan. It is anticipated that additional retail stores will be closed in 2022. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $111 million, comprised of:

(a)	severance costs of approximately $49 million;
(b)	facility closure costs of approximately $34 million, which are mainly related to retail stores; and
(c)	other costs, including contract termination costs, to facilitate the execution of the Maximize B2B Restructuring Plan of approximately $28 million.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The total costs of up to $111 million above are less than the Company’s estimate of total costs for this restructuring plan when it commenced, mainly as a result of the reduction in the number of expected retail store and distribution facility closures based upon the Company’s most recent evaluation of economic factors that influence expected store closures. There could be further fluctuations in the estimate of total expected costs in the future and timing of such costs as a result of an assessment of general market conditions and changes in the Company’s business strategy. In addition, the reduction of employee positions may also be impacted as a result of fewer retail store closures and the changes in the Company’s business strategy. The $111 million of total costs are expected to be incurred as cash expenditures through 2023 and funded primarily with cash on hand and cash from operations. The Company incurred $97 million in restructuring expenses to implement the Maximize B2B Restructuring Plan since its inception in 2020 and through the third quarter of 2022, of which $58 million were cash expenditures.

In the third quarter and year-to-date 2022, the Company incurred $2 million and $4 million, respectively, in facility closure and other costs associated with the Maximize B2B Restructuring Plan. The Company also reversed $1 million and $2 million of employee severance accruals in the third quarter and year-to-date 2022 due to changes in estimates. The Company had $2 million and $5 million of cash expenditures in the third quarter and year-to-date 2022, respectively, associated with the Maximize B2B Restructuring Plan.

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

OTHER OPERATING EXPENSES

Other operating expenses represent costs incurred that are incremental to those related to running the Company’s core operations, which are presented within Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

As described in Note 1 above, the Company had been evaluating the separation of its consumer business, first through a spin-off and subsequently through a potential sale. On June 21, 2022, the Company’s Board of Directors, with the assistance of its financial and legal advisors, completed its review of both proposals received by the Company to acquire its consumer business and unanimously determined it to be in the best interests of the Company and its shareholders not to divest the consumer business at this time. Further, due to current market conditions, the Company’s Board of Directors also determined not to resume the Company’s previously planned separation of its consumer business at this time and instead to maintain all of its businesses under common ownership. The Company incurred $33 million in third-party professional fees in year-to-date 2022 related to separation activities, which was all incurred in the first half of 2022. The Company had incurred $9 million and $20 million in third-party professional fees associated with separation activities in the third quarter and year-to-date 2021, respectively, related to separation activities.

Also as described in Note 1 above, during the third quarter of 2022, the Company re-aligned its operations into four Divisions, which also represent its new reportable segments. The Company incurred $14 million in third-party professional fees in connection with the re-alignment in the third quarter of 2022. At September 24, 2022, the Company continues to perform certain activities related to the re-alignment, which is expected to be substantially completed in 2022. The costs incurred in the third quarter of 2022 represent trailing costs to complete activities that were previously started as part of the separation process discussed above, and leveraged to achieve the re-alignment. The Company does not expect to have a re-alignment of its businesses in the future. Accordingly, the Company has presented the costs associated with the re-alignment as Other operating expenses, as they represent incremental operating expenses that are not part of its core costs to support its operations.

Other operating expenses in the third quarter and year-to-date 2021 also included $1 million and $4 million, respectively, of third-party professional fees incurred related to the evaluation of USR Parent, Inc.’s proposals received during the first half of 2021.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

MERGER, RESTRUCTURING AND OTHER ACCRUALS

The activity in the merger, restructuring and other accruals in year-to-date 2022 is presented in the table below. Certain merger, restructuring and other charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

	Balance as of			Balance as of
	December 25,	Charges (credits)	Cash	September 24,
(In millions)	2021	Incurred	Payments	2022
Termination benefits:
Maximize B2B Restructuring Plan	19	(2)	—	17
Lease and contract obligations, accruals for facilities closures and other costs:
Maximize B2B Restructuring Plan	6	5	(5)	6
Comprehensive Business Review	1	—	—	1
Previously planned separation of consumer business and realignment	2	44	(37)	9
Total	$28	$47	$(42)	$33

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.

NOTE 3. SEGMENT INFORMATION

During the third quarter of 2022, the Company re-aligned its operations into its consumer business named Office Depot, and three distinct B2B business and digital segments which are ODP Business Solutions, Veyer and Varis. The decision to re-align was driven by how the Company is looking at its products and offerings and serving its customers. How the Company’s customers work and interact has changed, where businesses demand a wider range of products and services, and a more modern digital environment in which to operate, and consumers demand an omni-channel retail experience. In addition, dependable supply chain operations have become increasingly important in meeting these demands. The Company performed a full strategic review of its operations in light of these factors, and determined that completing the re-alignment of its operations in this manner enables the Company to better focus on its customers by being in a better position to meet a wider array of customer needs for product, service, and omni-channel choices. The Company also determined that the re-alignment provides for greater accountability internally for product and service outcomes, customer experiences, capital allocations, and pursuing strategic opportunities.

The re-alignment resulted in a change in the Company’s reportable segments. In addition, management of the Company also changed how it analyzes these businesses, which resulted in the inclusion of certain corporate costs, mainly payroll related, previously excluded from segment profitability measures. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties. The changes to its reportable segments did not impact the Company’s current Consolidated Financial Statements. Prior period amounts, including interim periods, have been recast to conform to the current presentation. These changes have no impact on previously reported Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders’ Equity, or Statements of Cash Flows.

At September 24, 2022, the Company had four reportable segments:

ODP Business Solutions Division – The Company’s leading B2B solutions provider serving small, medium and enterprise level companies. This segment includes the contract sales channel of the Company’s previous Business Solutions Division, and operates in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. This segment also includes our Federation entities, which are over a dozen regional office supply distribution businesses acquired by the Company as part of its transformation to expand its reach and distribution network into geographic areas that were previously underserved, and which continue to operate under their own brand names. The ODP Business Solutions Division sells nationally branded, as well as the Company’s private branded, office supply and adjacency products and services to customers, who are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Office Depot Division – The Company’s leading provider of retail consumer and small business products and services distributed through a fully integrated omnichannel platform of approximately 1,000 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). The Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offer business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are facilitated through the Company’s regional print production centers.

Veyer Division – The Company’s supply chain, distribution, procurement and global sourcing operation. Veyer specializes in B2B and consumer business service delivery, with core competencies in distribution, fulfillment, transportation, global sourcing and purchasing. Veyer’s customers include our Office Depot Division and ODP Business Solutions Division, as well as third-party customers. Veyer also includes the Company’s global sourcing operations in Asia.

Varis Division – The Company’s tech-enabled B2B indirect procurement marketplace, which provides a better way for buyers and suppliers to transact through the platform’s consumer-like buying experience, advanced spend management tools, network of suppliers, and technology capabilities. In connection with the Company’s development efforts of this Division, it acquired BuyerQuest Holdings, Inc. (“BuyerQuest”) in 2021, a software as a service eProcurement platform company. BuyerQuest’s operating results are included in the Varis Division. Varis Division currently serves enterprise businesses and provides its services to middle- and small-sized businesses. It is focused on filling the growing demand for a B2B centric digital commerce platform that is modern, trusted, and provides the procurement controls and visibility businesses require to operate.

The Company sold its CompuCom Division through a single disposal group on December 31, 2021, which is presented as discontinued operations for all periods presented. Refer to Note 11 for additional information.

Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Divisions, including asset impairments and merger, restructuring and other operating expenses, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities.

The following is a summary of sales and operating income (loss) by each of the Divisions, reconciled to consolidated totals:

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Varis Division	Eliminations	Total
Third Quarter of 2022
Sales (external)	$1,030	$1,133	$7	$2	$-	$2,172
Sales (internal)	5	10	1,477	-	(1,492)	$-
Total sales	$1,035	$1,143	$1,484	$2	$(1,492)	$2,172
Division operating income (loss)	$48	$83	$9	$(17)	$-	$123

Year-to-Date 2022
Sales (external)	$3,004	$3,358	$18	$5	$-	$6,385
Sales (internal)	15	25	4,415	-	(4,455)	-
Total sales	$3,019	$3,383	$4,433	$5	$(4,455)	$6,385
Division operating income (loss)	$103	$228	$25	$(48)	$-	$308

Third Quarter of 2021
Sales (external)	$940	$1,229	$8	$2	$-	$2,179
Sales (internal)	7	10	1,520	-	(1,537)	-
Total sales	$947	$1,239	$1,528	$2	$(1,537)	$2,179
Division operating income (loss)	$34	$108	$7	$(10)	$-	$139

Year-to-Date 2021
Sales (external)	$2,697	$3,699	$24	$3	$-	$6,423
Sales (internal)	19	26	4,493	-	(4,538)	-
Total sales	$2,716	$3,725	$4,517	$3	$(4,538)	$6,423
Division operating income (loss)	$55	$266	$22	$(21)	$-	$322

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

	Third Quarter		Year-to-Date
(In millions)	2022	2021	2022	2021
Total Divisions operating income	$123	$139	$308	$322
Add/(subtract):
Asset impairments	(3)	(5)	(8)	(18)
Merger, restructuring and other operating expenses, net	(8)	(13)	(42)	(37)
Unallocated expenses	(28)	(17)	(70)	(64)
Interest income	1	—	3	—
Interest expense	(1)	(7)	(10)	(20)
Other income, net	5	3	9	19
Income from continuing operations before income taxes	$89	$100	$190	$202

The following table provides information about disaggregated sales by major categories:

	Third Quarter		Year-to-Date
(In millions)	2022	2021	2022	2021
Major sales categories
Supplies	$1,080	$1,023	$3,106	$2,879
Technology	597	658	1,871	2,118
Furniture and other	336	341	948	987
Copy and print	159	157	460	439
Total	$2,172	$2,179	$6,385	$6,423

The following table provides information about total assets by each of the Divisions, reconciled to consolidated totals:

(In millions)	Balance as of September 24, 2022
ODP Business Solutions Division	$784
Office Depot Division	1,700
Veyer Division	1,104
Varis Division	112
Corporate and other	718
Total	$4,418

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. The changes in reportable segments described above also resulted in the change of the Company’s reporting units during the third quarter of 2022, where each reportable segment also represents a reporting unit. Goodwill was allocated to the new reporting units using their relative fair values. The Company performed a qualitative goodwill impairment assessment of its legacy reporting units immediately before the change and determined that it was more likely than not that the respective fair values of the legacy reporting units were greater than their respective carrying values. The Company also performed a quantitative goodwill impairment assessment of its current reporting units immediately after the change and determined the fair values of all reporting units exceeded their carrying amounts. Changes in goodwill by segment were as follows:

(In millions)	Balance as of December 25, 2021	Allocation to New segment	Balance as of September 24, 2022
Business Solutions Division	$318	$(318)	$—
Retail Division	78	(78)	—
Other	68	(68)	—
ODP Business Solutions Division	—	142	142
Office Depot Division	—	219	219
Veyer Division	—	35	35
Varis Division	—	68	68
Total	$464	$—	$464

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 4. INCOME TAXES

During 2022 and 2021, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to limited international operations and improved operating results. The Company’s effective tax rates were 25% for both the third quarter and year-to-date 2022, and 27% and 23% for the third quarter and year-to-date 2021, respectively. For the third quarter and the year-to-date 2022, the Company’s effective rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date and the reversal of uncertain tax positions. This along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate to differ from the statutory rate of 21%. Year-to-date 2021, the Company’s effective rate was primarily impacted by the recognition of tax benefits associated with stock-based compensation awards year-to-date and recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 5. EARNINGS PER SHARE

The following table represents the calculation of earnings (loss) per common share – basic and diluted:

	Third Quarter		Year-to-Date
(In millions, except per share amounts)	2022	2021	2022	2021
Basic Earnings (Loss) Per Share
Numerator:
Net income from continuing operations	$67	$73	$142	$155
Income (loss) from discontinued operations, net of tax	—	28	7	(89)
Net income	$67	$101	$149	$66
Denominator:
Weighted-average shares outstanding	48	53	49	54
Basic earnings (loss) per share:
Continuing operations	$1.39	$1.38	$2.92	$2.89
Discontinued operations	(0.01)	0.54	0.14	(1.65)
Net basic earnings per share	$1.38	$1.92	$3.06	$1.24
Diluted Earnings (Loss) Per Share
Numerator:
Net income from continuing operations	$67	$73	$142	$155
Income (loss) from discontinued operations, net of tax	—	28	7	(89)
Net income	$67	$101	$149	$66
Denominator:
Weighted-average shares outstanding	48	53	49	54
Effect of dilutive securities:
Stock options and restricted stock	1	2	1	2
Diluted weighted-average shares outstanding	49	55	50	56
Diluted earnings (loss) per share:
Continuing operations	$1.36	$1.33	$2.84	$2.79
Discontinued operations	(0.01)	0.52	0.13	(1.60)
Net diluted earnings per share	$1.35	$1.85	$2.97	$1.19

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were 1 million in the third quarter and less than 1 million year-to-date 2022, and less than 1 million in both the third quarter and year-to-date 2021, but they were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

NOTE 6. DEBT

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

As provided by the Third Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, cash value of company-owned life insurance policies, and certain specific real estate of the Company. At September 24, 2022, the Company had no revolving loans outstanding. The Company had $57 million of outstanding FILO Term Loan Facility loans, $47 million of outstanding standby letters of credit, and $934 million of available credit under the Third Amended Credit Agreement at September 24, 2022. The Company was in compliance with all applicable covenants at September 24, 2022.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 25, 2021	$(27)	$21	$(6)
Other comprehensive loss activity before reclassifications	(31)	(5)	(36)
Reclassification of foreign currency translation adjustments realized upon disposal of business	6	—	6
Balance at September 24, 2022	$(52)	$16	$(36)

TREASURY STOCK

The Board of Directors reviewed the Company’s existing capital allocation programs in connection with the sale of CompuCom, and on December 31, 2021, authorized an additional $200 million for share repurchases under the then existing stock repurchase program, for a total authorization of $650 million. This stock repurchase program expired on June 30, 2022, and in July 2022, the Board of Directors approved a new stock repurchase program of up to $600 million, available through June 30, 2024. In October 2022, the Board of Directors approved a new stock repurchase program of up to $1 billion, available through December 31, 2025 to replace the existing $600 million stock repurchase program effective November 3, 2022. The new authorizations may be suspended or discontinued at any time. The exact timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances.

On November 16, 2021, as part of the stock repurchase program that expired on June 30, 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) to repurchase shares of the Company’s common stock in exchange for an up-front payment $150 million. The ASR repurchase period ran through May 25, 2022, and the Company received 0.7 million shares of its common stock as the final settlement of the ASR in the second quarter of 2022. The Company repurchased 3.6 million shares of its common stock in total at an average price per share of $41.46 under the ASR. In July 2022, as part of the new $600 million stock repurchase program, the Board of Directors approved a Dutch auction tender offer to repurchase up to $300 million worth of shares of its common stock, based on demand. Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of the outstanding shares in the tender offer. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $31.50 to $36.00 per share subject to the conditions set forth in the tender offer documents. The tender offer commenced on July 18, 2022 and expired on August 12, 2022. The Company repurchased 14 thousand shares under the tender offer at a cost of $1 million. The Company repurchased 2 million additional shares of its common stock at a cost of $69 million in the third quarter of 2022 under the new repurchase program. As a result, the Company repurchased 3 million shares year-to-date 2022, including the final settlement of the ASR, at a cost of $98 million. As of September 24, 2022, $530 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of the third quarter of 2022 and through October 26, 2022, the Company repurchased 1 million shares of its common stock at a cost of $34 million.

At September 24, 2022, there were 19 million shares of common stock held in treasury. The Company’s Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 6 for additional information about the Company’s compliance with covenants.

DIVIDENDS ON COMMON STOCK

The Company did not declare any cash dividends year-to-date 2022. The Company does not anticipate declaring cash dividends in the foreseeable future. The Company’s Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 6 for additional information about the Company’s compliance with covenants.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 8. EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – NORTH AMERICA

The components of net periodic pension benefit for the Company’s North America pension plans are as follows:

	Third Quarter		Year-to-Date
(In millions)	2022	2021	2022	2021
Service cost	$—	$—	$—	$—
Interest cost	5	5	16	15
Expected return on plan assets	(6)	(7)	(19)	(22)
Net periodic pension benefit	$(1)	$(2)	$(3)	$(7)

The North American qualified pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at September 24, 2022 and December 25, 2021. The North American nonqualified pension plan is in a net liability position and included in Pension and postretirement obligations, net in the Condensed Consolidated Balance Sheets at September 24, 2022 and December 25, 2021. During year-to-date 2022, $2 million of cash contributions were made to the North America pension plans. The Company expects to make additional cash contributions of approximately $1 million to the North America pension plans during the remainder of 2022.

PENSION PLAN – UNITED KINGDOM

The components of net periodic pension benefit for the Company’s pension plan in the United Kingdom (“UK”) are as follows:

	Third Quarter		Year-to-Date
(In millions)	2022	2021	2022	2021
Service cost	$—	$—	$—	$—
Interest cost	1	1	3	3
Expected return on plan assets	(1)	(1)	(5)	(4)
Net periodic pension benefit	$—	$—	$(2)	$(1)

The UK pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at September 24, 2022 and December 25, 2021. During year-to-date 2022, cash contributions of $1 million were made to the UK pension plan. The Company is not required to make any additional cash contributions to the UK pension plan in the remainder of 2022.

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

RECURRING FAIR VALUE MEASUREMENTS

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments, which may be entered into to mitigate risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. The Company did not have derivative financial instruments during the third quarter and year-to-date 2022.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the third quarter and year-to-date 2022, the Company recognized asset impairment charges of $3 million and $8 million, respectively, primarily related to the impairment of operating lease right-of-use (“ROU”) assets associated with the Company’s retail store locations. In the third quarter and year-to-date 2021, the Company recognized asset impairment charges of $5 million and $18 million, respectively. Of the asset impairment charges in the third quarter and year-to-date 2021, $4 million and $15 million were related to the impairment of ROU assets associated with the Company’s retail store locations, and the remainder were related to impairment of fixed assets. All impairment charges discussed in the sections below are presented in Asset impairments in the Condensed Consolidated Statements of Operations.

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

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the third quarter of 2022 impairment calculation were discounted at a weighted average discount rate of 8%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There are uncertainties regarding the impact of the COVID-19 pandemic, supply chain and macroeconomic conditions on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the third quarter of 2022, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets, which were negatively impacted by the COVID-19 pandemic. The Company did not identify any impairment indicators for these long-lived assets as of September 24, 2022, and as a result, there were no associated impairment charges.

The Company’s corporate headquarters in Boca Raton met the criteria to be classified as held for sale during the third quarter of 2022. The asset was measured at the lower of its carrying amount or estimated fair value less costs to sell upon classification to held for sale, which was $104 million, and did not result in any valuation reserve being recorded. Accordingly, the Company presented its corporate headquarters in Boca Raton within current assets held for sale in the Condensed Consolidated Balance Sheets as of September 24, 2022. The Company has entered into an agreement in principle with a third-party buyer to sell this facility. The completion of the sales transaction, which is expected to occur during the fourth quarter of 2022, is subject to various conditions, including an intention for the Company to lease back a portion of the building’s office space from the new owner.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table presents information about financial instruments at the balance sheet dates indicated.

	September 24,		December 25,
	2022		2021
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Company-owned life insurance	138	138	137	137
Financial liabilities:
Long-term debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	57	57	100	100
Revenue bonds, due in varying amounts periodically through 2029	75	76	75	76
American & Foreign Power Company, Inc. 5% debentures, due 2030	15	14	15	16

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

•

Long-term debt: Long-term debt, for which there were no transactions on the measurement date, was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure). The carrying amount of the New Facilities loans under the Third Amended Credit Agreement approximates fair value because the interest rates vary with market interest rates. Refer to Note 6 for additional information about the Third Amended Credit Agreement.

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

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending, threatened and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of September 24, 2022, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, the Company’s estimated range of reasonably possible losses was approximately $15 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations, or cash flows.

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

CompuCom was presented as held for sale as of December 25, 2021, and the loss from classification to held for sale was measured at the lower of its carrying amount or estimated fair value less costs to sell and was included in the valuation allowance of current assets held for sale as of December 25, 2021. The estimated fair value of CompuCom was based on the terms of the SPA, and amounted to $190 million, which included $126 million for cash purchase price after adjusting for cash, debt and working capital, $55 million for the promissory note, and $9 million for the earn-out. Of the cash purchase price, $30 million was related to adjustments for cash, debt and working capital, and is a current receivable as of September 24, 2022. The promissory note and the earn-out are non-current receivables as of September 24, 2022. The earn-out provision was identified to be a derivative in accordance with ASC 815, and its fair value was determined using Monte Carlo simulation. The resulting loss from classification to held for sale was $170 million in the fourth quarter of 2021. During year-to-date 2022, the Company incurred further loss on disposal of $1 million in third-party professional fees related to the sale of CompuCom. In addition, during year-to-date 2022, the Company received $7 million of insurance proceeds for the malware incident that occurred in 2021 reflected in gain on disposal of discontinued operations.

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

	Third Quarter		Year-to-Date
(In millions)	2022	2021	2022	2021
Major components of discontinued operations before income taxes:
Sales	$—	$201	$—	$610
Cost of goods and occupancy costs:	—	161	—	491
Gross profit	—	40	—	119
Selling, general and administrative expenses	—	29	—	117
Asset impairments		—	—	114
Merger, restructuring and other operating expenses, net	—	—	—	(2)
Operating income (loss)	—	11	—	(110)
Other income (expense):
Other income, net	—	—	—	(1)
Income (loss) from major components of discontinued operations before income taxes	—	11	—	(111)
Gain (loss) on disposal of discontinued operations	—	(1)	6	(1)
Income (loss) from discontinued operations before income taxes	—	10	6	(112)
Income tax benefit	—	(18)	(1)	(23)
Discontinued operations, net of tax	$—	$28	$7	$(89)

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table represents the major classes of assets and liabilities of the disposal group classified as held for sale presented in the Condensed Consolidated Balance Sheets as of December 25, 2021. The Company completed the sale of CompuCom on December 31, 2021, and therefore no assets or liabilities are included in discontinued operations as of September 24, 2022.

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

OVERVIEW

THE COMPANY

We are a leading provider of business services and supplies, products and digital workplace technology solutions to small, medium-sized and enterprise businesses. We operate through our direct and indirect subsidiaries and maintain a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 1,009 retail stores. Through our banner brands Office Depot®, OfficeMax® and Grand & Toy®, as well as others, we offer our customers the tools and resources they need to focus on starting, growing and running their business.

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

We have been undergoing a strategic business transformation to pivot our Company into an integrated B2B distribution platform, with the objective of expanding our product offerings to include value-added services for our customers and capture greater market share. Using the flexibility afforded by our holding company restructuring that was previously completed, we have re-aligned our operations under our holding company structure into our consumer business named Office Depot, and three distinct B2B business and digital segments which are ODP Business Solutions, Veyer and Varis. The decision to re-align was driven by how we are looking at our products and offerings and serving our customers. How our customers work and interact has changed, where businesses demand a wider range of products and services, and a more modern digital environment in which to operate, and consumers demand an omni-channel retail experience. In addition, dependable supply chain operations have become increasingly important in meeting these demands. We performed a full strategic review of our operations in light of these factors, and determined that completing the re-alignment of our operations in this manner enables us to better focus on our customers by being in a better position to meet a wider array of customer needs for product, service, and omni-channel choices. We also determined that the re-alignment provides for greater accountability internally for product and service outcomes, customer experiences, capital allocations, and pursuing strategic opportunities. We also believe our B2B and consumer businesses operating collectively under our holding company structure will improve shareholder value and derive benefits from scaling. Upon completion of this re-alignment, we also re-evaluated our reportable segments based on how the business is managed, including decision-making about resources allocation and assessing performance of the segments.

As of September 24, 2022, our operations are organized into four reportable segments (or “Divisions”), as described below. Previously, we had two reportable segments which were the Business Solutions Division and Retail Division. We sold our CompuCom Division through a single disposal group on December 31, 2021. Accordingly, that business is presented as discontinued operations.

ODP Business Solutions Division – Our leading B2B solutions provider serving small, medium and enterprise level companies. This segment includes the contract sales channel of our previous Business Solutions Division, and operates in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. The ODP Business Solutions Division sells nationally branded, as well as our private branded, office supply and adjacency products and services to customers, who are served through a dedicated sales force, catalogs, telesales, and electronically through our Internet websites. This segment also includes our Federation entities, which are over a dozen regional office supply distribution businesses acquired by us as part of our transformation to expand our reach and distribution network into geographic areas that were previously underserved, and which continue to operate under their own brand names. The acquisition of these businesses have allowed for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

Office Depot Division - Our leading provider of retail consumer and small business products and services distributed through a fully integrated omnichannel platform of approximately 1,000 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). Our Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offer business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are facilitated through our regional print production centers.

Veyer Division – Our supply chain, distribution, procurement and global sourcing operation, which has over 30 years of experience with proven leadership, is branded under a new name. Veyer specializes in B2B and consumer business service delivery, with core competencies in distribution, fulfillment, transportation, global sourcing and purchasing. Veyer’s customers include our Office Depot Division and ODP Business Solutions Division, as well as third-party customers. Veyer also includes the Company’s global sourcing operations in Asia.

Varis Division – Our tech-enabled B2B indirect procurement marketplace, which provides a better way for buyers and suppliers to transact through the platform’s consumer-like buying experience, advanced spend management tools, network of suppliers, and technology capabilities. In connection with our development efforts of this Division, we acquired BuyerQuest Holdings, Inc. (“BuyerQuest”) in 2021, a software as a service eProcurement platform company. BuyerQuest’s operating results are included in our Varis Division. Varis Division currently serves enterprise businesses and provides its services to middle- and small-sized businesses. It is focused on filling the growing demand for a B2B centric digital commerce platform that is modern, trusted, and provides the procurement controls and visibility businesses require to operate.

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

The sale of CompuCom represented a strategic shift that had a major impact on our operations and financial results. Accordingly, the operating results and cash flows are classified as discontinued operations for all periods presented. Refer to Note 11. “Discontinued Operations” in Notes to Condensed Consolidated Financial Statements for additional information.

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

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 13-week and 39-week periods ended September 24, 2022 (also referred to as the “third quarter of 2022” and “year-to-date 2022,” respectively) and September 25, 2021 (also referred to as the “third quarter of 2021” and “year-to-date 2021,” respectively). Prior year amounts have been recast to conform to the current presentation of our reportable segments. In addition, management of the Company also changed how it analyzes these businesses, which resulted in the inclusion of certain corporate costs, mainly payroll related, previously excluded from segment profitability measures. The changes to our reportable segments did not impact our Consolidated Financial Statements. These changes also have no impact on previously reported Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders’ Equity, or Statements of Cash Flows.

Our consolidated sales were relatively flat in the third quarter of 2022 compared to the same period of the prior year. Sales in our ODP Business Solutions Division increased $90 million, or 10%, as compared to the same period in the prior year. The increase in sales in our ODP Business Solutions Division were mainly in categories of paper, furniture, breakroom, school and office supplies, copy and print services, and personal protective equipment and cleaning supplies. Sales in our Office Depot Division decreased $96 million, or 8%, as compared to the same period in the prior year, mainly as a result of planned store closures and lower demand. Our Office Depot Division had lower demand in certain product categories that had higher sales in the prior year comparable quarter driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic, such as facilitating the continued remote work and virtual learning environments, as well as lower sales in our eCommerce platform. The contribution of our Veyer Division and Varis Division to consolidated sales was not material.

Our consolidated sales were $38 million, or 1%, lower year-to-date 2022 compared to the same period of the prior year. Sales in our ODP Business Solutions Division increased $307 million, or 11%, as compared to the same period in the prior year. The increase in sales in our ODP Business Solutions Division were mainly in categories of paper, furniture, breakroom, school and office supplies, copy and print services, and personal protective equipment and cleaning supplies. Sales in our Office Depot Division decreased $341 million, or 9%, as compared to the same period in the prior year, mainly as a result of planned store closures and lower demand. Our Office Depot Division had lower demand in certain product categories that had higher sales in the prior year comparable period driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic, such as facilitating the continued remote work and virtual learning environments, as well as lower sales in our eCommerce platform. The contribution of our Veyer Division and Varis Division to change in consolidated sales was not material.

Sales (External)	Third Quarter			Year-to-Date
(In millions)	2022	2021¹	Change	2022¹	2021¹	Change
ODP Business Solutions Division	$1,030	$940	10%	$3,004	$2,697	11%
Office Depot Division	1,133	1,229	(8)%	3,358	3,699	(9)%
Veyer Division	7	8	(13)%	18	24	(25)%
Varis Division	2	2	0%	5	3	67%
Total	$2,172	$2,179	(0)%	$6,385	$6,423	(1)%
(1)	Recast to conform to current presentation.

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•

Total gross profit decreased $18 million, or 4% in the third quarter of 2022 when compared to the same period in 2021. Our ODP Business Solutions Division had $24 million higher gross profit resulting from higher sales, which was more than offset by $42 million decrease in gross profit of our Office Depot Division. Our Veyer and Varis Divisions also contributed $1 million to gross profit. Total gross profit decreased by $29 million, or 2%, year-to-date 2022 when compared to the same period in 2021. Our ODP Business Solutions Division had $63 million higher gross profit resulting from higher sales, which was more than offset by $94 million decrease in gross profit of our Office Depot Division. Our Veyer and Varis Divisions

also contributed $2 million to gross profit. The decrease in the Office Depot Division gross profit in both the third quarter and year-to-date 2022 is due to the flow through impact of lower sales, and higher supply chain and occupancy costs. In year-to-date 2022, these unfavorable impacts were partially offset by improved product margin. Our supply chain and occupancy costs have been impacted by inflationary pressures.

•

Total gross margin for the third quarter and year-to-date 2022 were both 22%. The gross margin for the third quarter of 2022 was 1% lower, and the gross margin for year-to-date 2022 was consistent with the gross margins in the comparative prior year periods. While we incurred incremental costs related to trade tariffs on inventory we purchase from suppliers in China, certain actions by our Veyer Division, including changes to our contracting model, alternative sourcing strategies, and selective price increase pass-through efforts mitigated much of the impact of such trade tariffs to our results of operations.

•

Total selling, general and administrative expenses increased by $9 million in the third quarter of 2022 when compared to the same period in 2021, mainly driven by increases related to payroll and incentives in our ODP Business Solutions Division, Varis Division, and corporate costs. These increases were partially offset by a $17 million decrease in our Office Depot Division. Total selling, general and administrative expenses decreased by $9 million in year-to-date 2022 when compared to the same period in 2021, mainly driven by a $56 million decrease in our Office Depot Division, partially offset by increases related to payroll and incentives in our ODP Business Solutions Division, Varis Division, and corporate costs. The decreases in our Office Depot Division were driven by store closures and certain strategic initiatives, including the Maximize B2B Restructuring Plan, aimed to generate savings through optimizing our retail footprint and remove corresponding costs supporting our Office Depot Division as our retail footprint is reduced. Selling, general and administrative expenses as a percentage of total sales increased by approximately 50 basis points in the third quarter of 2022 and was flat in year-to-date 2022 as compared to the prior year periods.

•

We recorded $3 million and $8 million of asset impairment charges in the third quarter and year-to-date 2022, respectively primarily related to the impairment of operating lease ROU assets associated with our retail store locations. Refer to Note 9. “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements for additional information.

•

We recorded $8 million and $42 million of merger, restructuring and other operating expenses, net in the third quarter and year-to-date 2022. The expenses in the third quarter of 2022 mainly relate to third-party professional fees associated with the re-alignment of our operations and $1 million of expenses for restructuring activities, partially offset by $7 million income related to earn-out adjustment for BuyerQuest. The expenses in year-to-date 2022 primarily relate to costs associated with the previously planned separation of our consumer business, and the re-alignment of our operations, which are mainly third-party professional fees. Year-to-date 2022, the expenses also include $2 million associated with restructuring activities. These expenses were partially offset by the earnout adjustment income discussed above. We did not record any transaction and integration costs in the third quarter and year-to-date 2022. Refer to Note 2. “Merger, Restructuring and Other Activity” in Notes to Condensed Consolidated Financial Statements for additional information.

•

For the third quarter and year-to-date 2022, the Company’s effective tax rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date and the reversal of uncertain tax positions. This along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate of 25% for both the third quarter and year-to-date 2022, to differ from the statutory rate of 21%. Our effective tax rate in the prior period was primarily impacted by the recognition of tax benefits associated with stock-based compensation awards and recognition of tax benefits due to an agreement reached with the IRS, state taxes, and the mix of income and losses across U.S. and non-U.S. jurisdictions. Refer to Note 4. “Income Taxes” in Notes to Condensed Consolidated Financial Statements for additional information.

•

Diluted earnings per share from continuing operations was $1.36 in the third quarter of 2022 compared to $1.33 in the third quarter of 2021. Diluted earnings per share from continuing operations was $2.84 year-to-date 2022 compared to $2.79 year-to-date 2021.

•

Diluted loss per share from discontinued operations was $(0.01) in the third quarter of 2022 compared to diluted earnings per share of $0.52 in the third quarter of 2021. Diluted earnings per share from discontinued operations was $0.13 year-to-date 2022 compared to diluted loss per share of $(1.60) year-to-date 2021.

•

Net diluted earnings per share was $1.35 in the third quarter of 2022 compared to $1.85 in the third quarter of 2021. Net diluted earnings per share was $2.97 year-to-date 2022 compared $1.19 year-to-date 2021.

•

Our Board of Directors reviewed the existing capital allocation programs in connection with the sale of CompuCom, and on December 31, 2021, authorized an additional $200 million for share repurchases under the then existing stock repurchase program, for a total authorization of $650 million. This stock repurchase program expired on June 30, 2022, and in July 2022, our Board of Directors approved a new stock repurchase program of up to $600 million, available through June 30, 2024. In October 2022, our Board of Directors approved a new stock repurchase program of up to $1 billion, available through December 31, 2025 to replace the existing $600 million stock repurchase program effective November 3, 2022. On November 16, 2021, as part of the stock repurchase program that expired on June 30, 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) to repurchase shares of the Company’s common stock in exchange for an up-front payment $150 million. The ASR repurchase period ran through May 25, 2022, and we received 0.7 million shares of our common stock as the final settlement of the ASR in the second quarter of 2022. We repurchased 3.6 million shares of our common stock in total at an average price per share of $41.46 under the ASR. We repurchased 2 million additional shares of our common stock in the third quarter of 2022, which resulted in 3 million repurchased shares year-to-date 2022 including the final settlement of the ASR. Subsequent to the end of the third quarter of 2022 and through October 26, 2022, we bought back 1 million shares of our common stock at a cost of $34 million.

•

At September 24, 2022, we had $473 million in cash and cash equivalents and $934 million of available credit under the Third Amended Credit Agreement (as defined in Note 6. “Debt” in Notes to Condensed Consolidated Financial Statements), for a total liquidity of approximately $1.4 billion. Cash provided by operating activities of continuing operations was $79 million year-to-date 2022 compared to cash provided by operating activities of $256 million in the comparable prior year period. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

ODP BUSINESS SOLUTIONS DIVISION

	Third Quarter		Year-to-Date
(In millions)	2022	2021¹	2022¹	2021¹
Sales (external)	$1,030	$940	$3,004	$2,697
Sales (internal)	$5	$7	$15	$19
% change of total sales	9%		11%
Division operating income	$48	$34	$103	$55
% of total sales	5%	4%	3%	2%

(1)	Recast to conform to current presentation.

Sales in our ODP Business Solutions Division increased 9% in the third quarter of 2022 compared to the corresponding quarter in 2021. During the third quarter of 2022, our ODP Business Solutions Division experienced higher demand across the majority of our product categories. The higher demand was driven by the continued recovery of our business-to-business customers, including those in the education sector, from the disruptions to their operations as a result of the impacts of the COVID-19 pandemic. The increase in demand resulted in $100 million higher sales across a majority of our offerings, including paper, furniture, breakroom, school and office supplies, copy and print services, as well as personal protective equipment and cleaning supplies. In addition to higher demand, inflationary initiatives also resulted in favorable pricing, which also contributed to the increase in sales. These increases were partially offset by a decline of $12 million in ink and toner sales, mainly as a result of supply challenges. Sales include internal sales of $5 million and $7 million in the third quarter of 2022 and 2021, respectively, which relate to ODP Business Solutions Division customers’ transactions held at Office Depot Division retail store locations.

Sales in our ODP Business Solutions Division increased 11% year-to-date 2022 compared to the corresponding period in 2021. In year-to-date 2022, our ODP Business Solutions Division experienced higher demand across the majority of our product categories. The higher demand was driven by the continued recovery of our business-to-business customers, including those in the education sector, from the disruptions to their operations as a result of the impacts of the COVID-19 pandemic. The increase in demand resulted in $320 million higher sales across a majority of our offerings, including paper, furniture, breakroom, school and office supplies, copy and print services, as well as personal protective equipment and cleaning supplies, which contributed $69 million of this increase. The drivers of the increase were consistent with those described above for the third quarter of 2022. These increases were partially offset by a decline of $17 million in ink and toner sales, mainly as a result of supply challenges. Sales include internal sales of $15 million and $19 million year-to-date 2022 and year-to-date 2021, respectively, which relate to ODP Business Solutions Division customers’ transactions held at Office Depot Division retail store locations.

Our ODP Business Solutions Division sales could be impacted in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment and inflation that materially impact spending, the demand for our products and services and the availability of supply. Specifically, we experienced supply constraints in some of our larger product categories such as ink and technology products, and we may continue to face delays or difficulty sourcing these products.

The changes in work environments as a result of the COVID-19 outbreak in 2022 has been material to the results of the ODP Business Solutions Division in the third quarter and year-to-date 2022. A prolonged or permanent shift to hybrid or continued remote work arrangements, as well as the substance and pace of macroeconomic recovery could also have a material impact to the future results of the ODP Business Solutions Division.

Our ODP Business Solutions Division operating income was $48 million in the third quarter of 2022 compared to $34 million in the third quarter of 2021, an increase of 41%, which was mainly driven by the flow through impact of higher sales and higher gross profit. As a percentage of sales, operating income increased approximately 100 basis points. Although we experienced higher product and import transportation costs due to the impacts of COVID-19 and inflation, this was more than offset by adjustments to selling price. Our selling, general and administrative expenses as a percentage of sales was flat compared to the corresponding period in the prior year.

Our ODP Business Solutions Division operating income was $103 million year-to-date 2022 compared to $55 million year-to-date 2021, an increase of 87%, which was mainly driven by the flow through impact of higher sales and higher gross profit. As a percentage of sales, operating income increased approximately 140 basis points. Although we experienced higher product and import transportation costs due to the impacts of COVID-19 and inflation, this was more than offset by adjustments to selling price and lower selling, general and administrative expenses as a percentage of sales. The improvement in our selling, general and administrative expenses is attributable to cost saving initiatives of our Maximize B2B restructuring program, which reduced costs in payroll, advertising and other operating expenses.

OFFICE DEPOT DIVISION

	Third Quarter		Year-to-Date
(In millions)	2022	2021¹	2022¹	2021¹
Sales (external)	$1,133	$1,229	$3,358	$3,699
Sales (internal)	$10	$10	$25	$26
% change of total sales	(8)%		(9)%
Division operating income	$83	$108	$228	$266
% of total sales	7%	9%	7%	7%

(1)	Recast to conform to current presentation.

Sales in our Office Depot Division decreased 8% and 9% in the third quarter and year-to-date 2022, respectively, compared to the corresponding periods in 2021. As vaccination rates have increased since early in 2021 and the effects of the COVID-19 pandemic have begun to recede, more of our customers are transitioning into on-site work and in-person learning. As a result of this recovery, we experienced $2 million and $14 million of increased sales in copy and print services in the third quarter and year-to-date 2022, respectively. This was more than offset by fewer transactions in product sales for the third quarter and year-to-date 2022, as a result of both planned store closures and lower demand. Specifically, technology products, furniture, office supplies, cleaning supplies and personal protective equipment had lower sales in the third quarter and year-to-date 2022, compared to the corresponding periods in 2021. These categories had experienced higher demand in the prior year, which was driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic, and included facilitating the continued remote work and virtual learning environments.

Since late in the first quarter of 2020, we have reduced our retail location hours by one to two hours daily, which continues to be in effect at the majority of our retail locations. We believe sales in our Office Depot Division may continue to be adversely impacted in the fourth quarter of 2022 and potentially longer. Our sales could be impacted in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending, the demand for our products and services and the availability of supply. Specifically, we experienced supply constraints in some of our larger product categories such as ink and technology products, and we may continue to face delays or difficulty sourcing these products.

Sales include internal sales of $10 million and $25 million in the third quarter of and year-to-date 2022, respectively, which relate to print services provided to the ODP Business Solutions Division as well as internal service fee for providing buy online, pick up in store (“BOPIS”) transactions to ODP Business Solutions Division customers. Internal sales were flat to comparable prior periods.

Sales generated through our eCommerce platform includes online sales fulfilled through warehouses, BOPIS transactions, online orders shipped from store, and same day delivery orders fulfilled with retail store inventory. These sales represented 28% and 30% of Office Depot Division’s total sales in the third quarter and year-to-date 2022, respectively, as compared to 27% and 28% of total sales in the comparable prior periods, respectively.

We are re-evaluating the definition of our comparable store metric in light of the re-alignment of our eCommerce platform along with our retail stores under this Division. We expect to resume providing our comparable store metric in fiscal 2023.

Our Office Depot Division operating income was $83 million in the third quarter of 2022, which decreased 23% as compared to $108 million in the third quarter of 2021. In addition, operating income as a percentage of sales decreased 2% in the third quarter of 2022 compared to the corresponding period in 2021. The reduction in operating income was mainly due to the flow through impact of lower sales as well as a lower gross margin rate. The gross margin rate decreased as a result of higher supply chain and occupancy costs which were impacted by cost increases due to COVID-19, inflation, and the higher rent costs from lease renewals. Selling, general and administrative costs as a percentage of sales was flat compared to the corresponding period in the prior year. Our Office Depot Division operating income was $228 million year-to-date 2022, which decreased 14% as compared to $266 million year-to-date 2021. The decrease is mostly attributable to the flow-through impact of lower sales and higher supply chain and occupancy costs, which more than offset improved product margin. Selling, general and administrative costs as a percentage of sales was flat compared to the corresponding period in the prior year.

As of September 24, 2022, our Office Depot Division operated 1,009 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands compared to 1,084 stores at the end of the third quarter of 2021. Charges associated with store closures as part of a restructuring plan are reported as appropriate in Asset impairments and Merger, restructuring and other operating expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail stores and distribution center assets, and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to the “Corporate” section below for additional information of expenses incurred to date.

VEYER DIVISION

	Third Quarter		Year-to-Date
(In millions)	2022	2021¹	2022¹	2021¹
Sales (external)	$7	$8	$18	$24
Sales (internal)	$1,477	$1,520	$4,415	$4,493
% change of total sales	(3)%		(2)%
Division operating income	$9	$7	$25	$22
% of total sales	1%	0%	1%	0%

(1)	Recast to conform to current presentation.

Internal sales represent sales of product and supply chain services provided to our Office Depot Division and ODP Business Solutions Division, which are then sold to third-party customers through those divisions. Internal sales of product are made at a price that includes a service fee to the cost of product we source from third-party vendors, net of the impact of vendor income, and certain other adjustments. Internal sales of services represent supply chain and logistics support services, which include warehousing, shipping and handling, returns and others. These internal sales of services are also provided to the Office Depot Division and the ODP Business Solutions Division, at a service fee over cost. Internal sales are eliminated upon consolidation.

In the third quarter of 2022 and 2021, $752 million and $821 million of internal sales are to the Office Depot Division, and $726 million and $699 million are to the ODP Business Solutions Division, respectively. The decrease in internal sales to the Office Depot Division is related to the decline in customer demand at our retail stores and eCommerce platform, which is discussed further in the Office Depot Division section above. The increase in internal sales to the ODP Business Solutions Division is related to the increase in demand from our business customers, which is discussed above in the ODP Business Solutions Division section. Year-to-date 2022 and 2021, $2.2 billion and $2.5 billion of internal sales are to the Office Depot Division, and $2.2 billion and $2.0 billion are to the ODP Business Solutions Division, respectively. The drivers of the change in internal sales on a year-to-date basis are consistent with those described above.

External sales represent supply chain services provided to third parties, as well as product sales by our Asia sourcing operation to third parties. The reduction in external sales in the third quarter of 2022 and year-to-date 2022 were driven by a decline in product sales of our Asia sourcing operation which had higher sales in the prior year comparable periods driven by the needs of our customers to help address their supply chain challenges as a result of the COVID-19 pandemic.

Our Veyer Division operating income was $9 million in the third quarter of 2022 compared to $7 million in the third quarter of 2021, and $25 million year-to-date 2022 compared to $22 million year-to-date 2021. The increase in both periods were related to the higher favorable impact from our freight collection activities as well as the mix of sales between the Office Depot Division and the ODP Business Solutions Division. Future performance of our Veyer Division is dependent upon market conditions in the transportation and logistics industry, including fluctuations in labor and fuel costs, and its ability to pass any cost increases through to its customers.

VARIS DIVISION

	Third Quarter		Year-to-Date
(In millions)	2022	2021¹	2022¹	2021¹
Sales (external)	$2	$2	$5	$3
Sales (internal)	$—	$—	$—	$—
% change of total sales	0%		67%
Division operating income	$(17)	$(10)	$(48)	$(21)
% of total sales	(850)%	(500)%	(960)%	(700)%

(1) Recast to conform to current presentation.

Sales in our Varis Division were flat in the third quarter of 2022 and increased $2 million or 67% in year-to-date 2022, compared to the corresponding periods in the prior year. The increase in sales in the year-to-date period was driven by the acquisition of BuyerQuest in the first quarter of 2021, and the impact of purchase accounting adjustments on prior period sales, which totaled $1 million in the year-to-date period. Our Varis Division also acquired new customers on the platform in 2021 and early 2022 that contributed to the increase in sales.

Division operating loss was $17 million in the third quarter of 2022 compared to operating loss of $10 million in the third quarter of 2021, an increase of 70%, which was driven by investments in the resources required to expand and scale the technology platform and upgraded product offerings. The costs were mainly related to payroll, third-party professional fees, and amortization of internally developed software. Division operating loss was $48 million year-to-date 2022 compared to operating loss of $21 million in the corresponding period in 2021, an increase of 129%, which similarly was driven by investments to expand and scale the business. We expect to continue to incur costs and invest in growing our Varis Division in the near future.

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

Asset impairments

We recognized asset impairment charges of $3 million and $8 million in the third quarter and year-to-date 2022, respectively, primarily related to impairment of operating lease ROU assets associated with our retail store locations. We recognized asset impairment charges of $5 million and $18 million in the third quarter and year-to-date 2021, respectively. Of the asset impairment charges in the third quarter and year-to-date 2021, $4 million and $15 million were related to impairment of operating lease ROU assets associated with our retail store locations, respectively, and the remainder was related to impairment of fixed assets.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In the third quarter and year-to-date 2022, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our restructuring programs, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value. Our retail store assets recoverability analyses in the third quarter of 2022 also included the impact of the COVID-19 pandemic on the operations of our retail stores as described in the “Office Depot Division” section. As discussed above, there is uncertainty regarding the impact of the COVID-19 pandemic on the results of our operations in the fourth quarter of 2022 and beyond, which could result in future impairments of store assets if deemed unrecoverable.

We test our goodwill and indefinite-lived intangible assets for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. The re-alignment of our reportable segments described above also resulted in the change of our reporting units during the third quarter of 2022, where each reportable segment also represents a reporting unit. We allocated goodwill to our new reporting units using their relative fair values. We performed impairment assessment of our legacy and current reporting units immediately before and after this change. No impairment was recorded as result of this assessment. Refer to Note 3. “Segment Information” in Notes to Condensed Consolidated Financial Statements for an additional information. We will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of our reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in goodwill impairment charges. Further, while we are currently in a strong liquidity and capital position, a significant deterioration may have a material impact on our liquidity and capital in future periods.

Merger, restructuring and other operating expenses, net

We have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. We have also incurred costs related to our actions to separate our consumer business through a potential sale, prior to our Board of Directors’ decision on June 21, 2022 to maintain the consumer business under common ownership. In addition, we have incurred costs related to completing the re-alignment of operations into four Divisions, which also represent our new reportable segments. The expenses and any income recognized directly associated with these actions are included in Merger, restructuring and other operating expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income. Merger, restructuring and other operating expenses, net were $8 million and $42 million in the third quarter and year-to-date 2022, respectively, compared to $13 million and $37 million in the third quarter and year-to-date 2021, respectively. Refer to Note 2. “Merger, Restructuring and Other Activity” in Notes to Condensed Consolidated Financial Statements for an additional analysis of these Corporate charges.

Unallocated Expenses

We allocate to our Divisions functional support expenses that are considered to be directly or closely related to segment activity. These allocated expenses are included in the measurement of Division operating income. Other companies may charge more or less for functional support expenses to their segments, and our results, therefore, may not be comparable to similarly titled measures used by other companies. The unallocated expenses primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, legal, audit and similar functions. Unallocated expenses were $28 million and $70 million in the third quarter and year-to-date 2022 compared to $17 million and $64 million in the third quarter and year-to-date 2021, respectively. The increase in the third quarter of 2022 compared to the prior year period was primarily due to higher Corporate payroll and incentive expenses as well as higher third-party professional fees. The increase in year-to-date 2022 compared to the prior year period was primarily due to higher third-party professional fees.

Other Income and Expense

	Third Quarter		Year-to-Date
(In millions)	2022	2021	2022	2021
Interest income	$1	$—	$3	$—
Interest expense	(1)	(7)	(10)	(20)
Other income, net	5	3	9	19

In April 2020, we entered into the Third Amended Credit Agreement which provided for an aggregate principal amount of up to $1.3 billion asset-based revolving credit facility and asset-based FILO Term Loan Facility, maturing in April 2025. We recorded $1 million and $2 million of interest expense in the third quarter and year-to-date 2022, respectively, and $1 million and $3 million of interest expense in the third quarter and year-to-date 2021, respectively, related to the Third Amended Credit Agreement. We also recorded interest expense related to our finance lease obligations and revenue bonds in all periods presented. Interest expense in the third quarter and year-to-date 2022 also includes $3 million of income related to reversal of uncertain tax positions.

Other income, net includes the pension credit related to the frozen OfficeMax pension and other benefit plans, as well as the pension credit related to the pension plan in the United Kingdom that has been retained by us in connection with the sale of the European Business. We also recorded $7 million of other income, net related to the release of certain liabilities of our former European Business year-to-date in 2021.

Income Taxes

During 2022 and 2021, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to limited international operations and improved operating results. Our effective tax rates were 25% for both the third quarter and year-to-date 2022, and 27% and 23% for the third quarter and year-to-date 2021, respectively. For the quarter-to-date and the year-to-date 2022, the Company’s effective rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date and the reversal of uncertain tax positions. This along with the impact of state taxes and the mix of income and losses across U.S and non-U.S. jurisdictions, caused our effective tax rate to differ from the statutory rate of 21%. Year-to-date 2021, our effective rate was primarily impacted by the recognition of tax benefits associated with stock-based compensation awards year-to-date and recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

Discontinued Operations

Refer to Note 11. “Discontinued Operations” in Notes to Condensed Consolidated Financial Statements for information regarding the CompuCom Division which is accounted for as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At September 24, 2022 and December 25, 2021, we had $473 million and $514 million in cash and cash equivalents, respectively, and $934 million and $877 million of available credit under the Third Amended Credit Agreement, respectively, for a total liquidity of approximately $1.4 billion at the end of both respective periods. Despite the weaker global economic conditions and the uncertainties related to the impacts of the COVID-19 pandemic, we currently believe that as a result of our strong financial position, including our cash and cash equivalents on hand, availability of funds under the Third Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, costs associated with the previously planned Separation of our consumer business, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. From time to time, we may prepay outstanding debt and/or restructure or refinance debt obligations. As the impact of the COVID-19 pandemic on the global and national economies and our operations evolve, we will continue to assess our liquidity needs.

Financing

On April 17, 2020, as disclosed in Note 6. “Debt,” we entered into the Third Amended and Restated Credit Agreement, which provides for a $1.2 billion asset-based revolving credit facility and a $100 million asset-based FILO Term Loan Facility, for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature in April 2025. The Third Amended and Restated Credit Agreement replaced our then existing amended and restated credit agreement that was due to mature in May 2021. During the first quarter of 2022, we reduced our asset-based revolving credit facility by $200 million to $1.0 billion and retired $43 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement.

There were no revolving loans outstanding. We had $57 million of outstanding FILO Term Loan Facility loans and $47 million of outstanding standby letters of credit under the Third Amended Credit Agreement at the end of the third quarter of 2022, and we were in compliance with all applicable covenants at September 24, 2022.

Strategic Transformation

In addition to the acquisitions disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets in connection with our strategic transformation. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness.

Capital Expenditures

We estimate capital expenditures in 2022 to be up to approximately $100 million, which includes investments to support our business priorities. These expenditures will be funded through available cash on hand and operating cash flows.

Capital Return Programs – Share Repurchases and Dividends

Our Board of Directors reviewed the existing capital allocation programs in connection with the sale of CompuCom, and on December 31, 2021, authorized an additional $200 million for share repurchases under the then existing stock repurchase program, for a total authorization of $650 million. This stock repurchase program expired on June 30, 2022, and in July 2022, our Board of Directors approved a new stock repurchase program of up to $600 million, available through June 30, 2024. In October 2022, our Board of Directors approved a new stock repurchase program of up to $1 billion, available through December 31, 2025 to replace the existing $600 million stock repurchase program effective November 3, 2022. The new authorizations may be suspended or discontinued at any time. The exact timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances.

On November 16, 2021, as part of the stock repurchase program that expired on June 30, 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) to repurchase shares of the Company’s common stock in exchange for an up-front payment $150 million. The ASR repurchase period ran through May 25, 2022, and we received 0.7 million shares of our common stock as the final settlement of the ASR in the second quarter of 2022. We repurchased 3.6 million shares of our common stock in total at an average price per share of $41.46 under the ASR. In July 2022, as part of the new $600 million stock repurchase program, the Company entered into a Dutch auction tender offer to repurchase up to $300 million worth of shares of its common stock, based on demand. Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of the outstanding shares in the tender offer. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $31.50 to $36.00 per share subject to the conditions set forth in the tender offer documents. The tender offer commenced on July 18, 2022 and expired on August 12, 2022. We repurchased 14 thousand shares under the tender offer at a cost of $1 million. We repurchased 2 million additional shares of our common stock in the third quarter of 2022 at a cost of $69 million. As a result, we repurchased 3 million in year-to-date 2022, including the final settlement of the ASR, at a cost of $98 million. As of September 24, 2022, $530 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of the third quarter of 2022 and through October 26, 2022, we repurchased 1 million shares of our common stock at a cost of $34 million.

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

We did not declare any cash dividends year-to-date 2022. We do not anticipate declaring cash dividends in the foreseeable future. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

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

CASH FLOWS

Continuing Operations

Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows:

	Year-to-Date
(In millions)	2022	2021
Operating activities of continuing operations	$79	$256
Investing activities of continuing operations	(59)	(51)
Financing activities of continuing operations	(151)	(168)

Operating Activities from Continuing Operations

In the year-to-date 2022, cash provided by operating activities from continuing operations was $79 million, compared to cash provided by operating activities of $256 million during the corresponding period in 2021. This decrease in cash flows from operating activities was primarily driven by $174 million more cash outflows from working capital and $31 million less net income after adjusting for non-cash charges, slightly offset by $28 million more usage of deferred tax assets against current obligations. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. Year-to-date 2022, the primary drivers for higher working capital usage was due to $104 million increase in cash outflows from our inventories, $42 million more cash outflows due to changes in our trade payables and other liabilities, and $25 million less cash inflows due to changes in our receivables. The change in inventories is mainly attributable to purchase volume. The change in our payables and other liabilities is reflective of the timing of payments. The change in our receivables is due to the impact of the COVID-19 pandemic on the sales of our ODP Business Solutions Division in the prior year period, as well as the recovery we are observing year-to-date 2022.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash used in investing activities from continuing operations was $59 million year-to-date 2022, compared to $51 million year-to-date 2021. The cash outflow year-to-date 2022 was driven by $68 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities. These outflows were partially offset by proceeds from sale of assets of $6 million and the cash proceeds from our company-owned life insurance policies of $3 million. The cash outflow year-to-date 2021 was driven by $29 million in business acquisitions, net of cash acquired, and $47 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities. These outflows were partially offset by the cash proceeds from our company-owned life insurance policies of $21 million and proceeds from sale of assets of $4 million.

Financing Activities

Cash used in financing activities from continuing operations was $151 million year-to-date 2022, compared to $168 million year-to-date 2021. The cash outflow in year-to-date 2022 primarily consisted of $16 million of net payments on long- and short-term borrowings activity related to our debt, $43 million payment on our FILO Term Loan Facility loans under the Third Amended Credit Agreement, $69 million in repurchases of common stock, including commissions, and $19 million share purchases for taxes, net of proceeds, for employee share-based transactions. Cash used year-to-date 2021 primarily consisted of $20 million of net payments on long- and short-term borrowings activity related to our debt, $122 million in repurchases of common stock, including commissions, and $25 million share purchases for taxes, net of proceeds, for employee share-based transactions.

Discontinued Operations

Cash provided by (used in) operating and investing activities from discontinued operations is summarized as follows:

	Year-to-Date
(In millions)	2022	2021
Operating activities of discontinued operations	$—	$(10)
Investing activities of discontinued operations	74	(3)

There was no cash flow related to operating activities of discontinued operations year-to-date 2022. Cash used in operating activities from discontinued operations was $10 million year-to-date 2021. The change in operating cash flows of discontinued operations in the comparative periods was primarily driven by the sale of our CompuCom Division on December 31, 2021.

Cash flows from investing activities from discontinued operations was $74 million in year-to-date 2022, compared to cash used in investing activities from discontinued operations of $3 million year-to-date 2021. The change in investing cash flows of discontinued operations in the comparative periods reflects proceeds received from the sale of our CompuCom Division, net of cash sold and selling costs, on December 31, 2021. In addition, year-to-date 2022 includes $7 million of insurance proceeds received related to the malware incident in 2021.

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

OTHER INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 24, 2022, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2021 Form 10-K.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that, as of September 24, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 24, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We continually monitor and assess the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 10. “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” within Other Key Information in our 2021 Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased 2 million shares of our common stock at a cost of $69 million in the third quarter of 2022. At September 24, 2022, $530 million remained available for additional repurchases under the current stock repurchase. Subsequent to the end of the third quarter of 2022 and through October 26, 2022, we repurchased 1 million shares of our common stock at a cost of $34 million.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number		Part of a Publicly	Purchased Under
	of Shares	Average	Announced Plan or	the Repurchase
	Purchased	Price Paid	Program	Programs
Period	(In thousands)	per Share	(In thousands)	(In millions) (1)
June 26, 2022 — July 23, 2022	-	$—	—	$600
July 24, 2022 — August 20, 2022	14	$36.00	14	$599
August 21, 2022 — September 24, 2022	1,886	$36.62	1,886	$530
Total	1,900	$36.62	1,900

(1) In May 2021, our Board of Directors approved a new stock repurchase program of up to $300 million, available through June 30, 2022. On November 16, 2021, we entered into an accelerated share repurchase agreement (“ASR”) to repurchase shares of our common stock in exchange for an up-front payment of $150 million and increased the authorization to $450 million. Our Board of Directors reviewed the existing capital allocation programs in connection with the sale of CompuCom, and on December 31, 2021, authorized an additional $200 million for share repurchases under the then existing stock repurchase program, for a total authorization of $650 million. The ASR repurchase period ran through May 25, 2022, and we received 0.7 million shares of our common stock as the final settlement of the ASR in the second quarter of 2022. We repurchased 3.6 million shares of our common stock in total at an average price per share of $41.46 under the ASR. We repurchased 2 million additional shares of our common stock in the third quarter of 2022. As a result, we repurchased 3 million shares in year-to-date 2022 including the final settlement of the ASR. In July 2022, our Board of Directors approved a new stock repurchase program of up to $600 million, available through June 30, 2024, which replaced our current $650 million stock repurchase program that expired on June 30, 2022. In October 2022, our Board of Directors approved a new stock repurchase program of up to $1 billion, available through December 31, 2025 to replace the existing $600 million stock repurchase program effective November 3, 2022. The authorizations may be suspended or discontinued at any time. The stock repurchase authorizations permit us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through a combination of funds borrowed under our asset-based revolving credit facility and cash on hand. Our Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses.

We did not declare any cash dividends year-to-date 2022. We do not anticipate declaring cash dividends in the foreseeable future. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

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

THE ODP CORPORATION
(Registrant)

Date: November 2, 2022	By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2022	By:	/s/ D. ANTHONY SCAGLIONE
D. Anthony Scaglione
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)