Form 10-K
period 2022-12-31
ODP Corp
filed 2023-03-01
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 26, 2022 (based on the closing market price of the common stock on the Composite Tape on June 24, 2022) was approximately $1,462,200,515 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the registrant).

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At February 22, 2023, there were 40,198,205 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

Documents Incorporated by Reference:

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to The ODP Corporation’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after close of the registrant’s fiscal year covered by this Annual Report.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Annual Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), that involve risks and uncertainties. These forward-looking statements include both historical information and other information that can be used to infer future performance. Examples of historical information include annual financial statements and the commentary on past performance contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). While certain information has specifically been identified as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is historical, all the information contained in this Annual Report should be considered to be “forward-looking statements” as referred to in the Reform Act. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue,” “may,” “will” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. Certain information in MD&A is clearly forward-looking in nature, and without limiting the generality of the preceding cautionary statements, we specifically advise you to consider all of MD&A in the light of the cautionary statements set forth herein.

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

THE COMPANY

The ODP Corporation (including its consolidated subsidiaries, “ODP” or the “Company”) is a leading provider of products, services and technology solutions through an integrated business-to-business (“B2B”) distribution platform and omni-channel presence, which includes supply chain and distribution operations, dedicated sales professionals, a B2B digital procurement solution, online presence, and a network of Office Depot and OfficeMax retail stores. We were incorporated in the state of Delaware in 1986 with the name Office Depot, Inc. and opened our first retail store in Fort Lauderdale, Florida on October 9, 1986.

Our vision is to empower every business, professional and consumer with the products and services they need to achieve more every day. We achieve our vision by driving our low-cost business model and continuing to provide our customers with innovative products and services they need to sustainably grow their businesses. We remain focused on driving stable growth and deploying a disciplined capital management strategy, which has helped position us as a leading provider of business products, services and supplies, and digital workplace technology solutions to small, medium and enterprise-level businesses. Our foundation is our 5C culture, which is customer, commitment, creativity, change and caring. These 5Cs drive strong community support and focus on sustainability, diversity and environmental improvements.

We have re-aligned our structure and operate through four business units including Office Depot, LLC; ODP Business Solutions, LLC; Veyer, LLC; and Varis, LLC. These four synergistic and defined business units position us to deliver value as follows:

FISCAL YEAR

Our fiscal year results are based on a 52- or 53-week calendar ending on the last Saturday in December. Fiscal year 2022 had 53 weeks and ended on December 31, 2022. Fiscal year 2021 had 52 weeks and ended on December 25, 2021. Fiscal year 2020 had 52 weeks and ended on December 26, 2020. Certain subsidiaries operate on a calendar year basis; however, the reporting difference did not have a material impact on 2022 and the other periods presented.

STRATEGIC TRANSFORMATION

We have been undergoing a strategic business transformation to pivot our Company into an integrated B2B distribution platform, with the objective of expanding our product offerings to include value-added products and services for our customers and capture greater market share. In May 2021, our Board of Directors had unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies, representing our B2B and consumer businesses, which was planned to be achieved through a spin-off of our consumer business. On January 14, 2022, we announced that our Board of Directors determined to delay the previously announced public company separation to evaluate a potential sale of our consumer business and that we had received a non-binding proposal from another third party, in addition to the offer previously received from USR Parent, Inc., to acquire our consumer business. On June 21, 2022, our Board of Directors, with the assistance of its financial and legal advisors, completed its review of both proposals received by the Company to acquire our consumer business and unanimously determined it to be in the best interests of the Company and its shareholders not to divest our consumer business at this time. Further, our Board of Directors also determined not to resume our previously planned separation of our consumer business at that time and instead to maintain all of our businesses under common ownership.

Upon the decision to maintain all our businesses under common ownership, using the flexibility afforded by our holding company restructuring that was previously completed in 2020, we re-aligned our operations under our holding company structure in 2022 into our consumer business named Office Depot, and three distinct B2B business and digital segments, which are ODP Business Solutions, Veyer and Varis. The decision to re-align was driven by how we are looking at our products and offerings and serving our customers. How our customers work and interact has changed, with businesses demanding a wider range of products and services, and a more modern digital environment in which to operate, and with consumers demanding an omni-channel retail experience. In addition, dependable supply chain operations have become increasingly important in meeting these demands. We performed a full strategic review of our operations in light of these factors and determined that completing the re-alignment of our operations in this manner enables us to better focus on our customers by being in a better position to meet a wider array of customer needs for product, service, and omni-channel choices. We also determined that the re-alignment provides for greater accountability internally for product and service outcomes, customer experiences, capital allocations, and pursuing strategic opportunities. We believe our B2B and consumer businesses operating collectively under our holding company structure will improve shareholder value, business transparency, and derive benefits from scaling.

AVAILABLE INFORMATION

We make available, free of charge, on the “Investor Relations” section of our website, investor.theodpcorp.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file or furnish such materials to the United States Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is www.sec.gov.

Additionally, our corporate governance materials, including our bylaws, corporate governance guidelines, charters of the Audit, Compensation & Talent, and Corporate Governance & Nominating Committees, and our code of ethical behavior may be found under the “Investor Relations” section of our website, investor.theodpcorp.com.

HOW WE ORGANIZE OUR BUSINESS

At December 31, 2022, our operations are organized into four reportable segments (or “Divisions”): ODP Business Solutions Division, Office Depot Division, Veyer Division, and Varis Division. Prior to the third quarter of 2022, we had two reportable segments which were our Business Solutions Division and Retail Division. We sold our CompuCom Division in the first quarter of 2022. Additional information regarding our Divisions is presented in MD&A and in Note 3. “Segment Information” in Notes to Consolidated Financial Statements located in Financial Statements and Supplemental Details of this Annual Report.

ODP BUSINESS SOLUTIONS DIVISION

The ODP Business Solutions Division, or ODP BSD, is our leading B2B distribution solutions provider serving small, medium and enterprise level companies, including those in the public and education sectors. This segment includes the contract sales channel of our previous Business Solutions Division, and operates in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. The ODP Business Solutions Division sells nationally branded, as well as our private branded, office supply and adjacency products and services to customers, who are served through a dedicated sales force, catalogs, telesales, and electronically through our Internet websites. Adjacency products and services include cleaning, janitorial, and breakroom supplies, office furniture, technology products, and copy and print services. This segment also includes our Federation entities, which are over a dozen regional office supply distribution businesses acquired by us as part of our transformation to expand our reach and distribution network into geographic areas that were previously underserved, and which continue to operate under their own brand names. The acquisition of these businesses has allowed for an effective and accretive opportunity to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

In 2022, we continued to build on several initiatives to expand our margins, grow in adjacency product and services categories, and increase cash flows of ODP BSD, including the following:

•	maintain strength in traditional office supplies by providing a customized experience for our customers, and offering differentiated value;
•	expand customer base through targeted business customer acquisitions and continued strong retention trends;
•	drive sales in our adjacency categories by offering customers opportunities to save via consolidating vendors and leveraging our national distribution footprint;
•	provide a highly customizable digital customer experience, including subscription services and reporting and analytic tools;
•	partner with key vendors to add new products to our assortment of offerings; and
•	continue our highly successful Federation strategy to acquire new small business customers while also expanding in underserved markets.

OFFICE DEPOT DIVISION

The Office Depot Division is our leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 980 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). Our Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture, and offers business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the printing needs for retail and business customers are facilitated through our regional print production centers. Our Office Depot Division aims to serve small business, home office, educational customers, and consumers better than anyone else can by providing a unique combination of value, convenience and customer engagement.

We have a broad representation across the United States with the largest concentration of our retail stores in Texas, California, and Florida. Most of our retail stores are located in leased facilities that currently average over 20,000 square feet. To better serve our customers any way they choose to shop, we have a Buy Online-Pickup in Store (“BOPIS”) offering, and a 20 minute in-store or curbside pick-up guarantee for online orders placed two hours before our store closing time in all locations. We also offer same-day delivery in selected markets.

In 2022, we continued to build on several initiatives to drive cash flow generation from our Office Depot Division, including the following:

•	expand our assortment of offerings to new adjacencies relevant to our core customer segments, including arts and crafts, home office organization and décor, and small business services;

•	integrate our newly combined omni-channel assets, incorporating our eCommerce channel, OfficeDepot.com, within our consumer Office Depot segment;
•	expand our industry-leading in-store pickup program while improving our online and mobile conversion rate and average order size;
•	optimize store footprint and carefully manage expenses to remain highly profitable; and
•	optimize growing our 5C culture, giving back to our local communities and supporting equal opportunities in education and entrepreneurship.

In 2020, we implemented the Maximize B2B Restructuring Plan, a restructuring plan to re-align our operational focus to support our “business-to-business” solutions and improve costs. The Maximize B2B Restructuring Plan is broader than restructuring programs we have implemented in the past and includes closing retail stores through the end of 2023. Since the implementation of the Maximize B2B Restructuring Plan, we have closed a total of 237 retail stores as a result of this plan. Refer to Note 2. “Merger, Restructuring and Other Activity” in Notes to Consolidated Financial Statements for additional information.

VEYER DIVISION

The Veyer Division is our supply chain, distribution, procurement and global sourcing operation. With over 35 years of experience and branded under a new name, the Veyer Division specializes in B2B and consumer business service delivery, with core competencies in distribution, fulfillment, transportation, global sourcing and purchasing. The Veyer Division’s customers include our Office Depot Division and ODP Business Solutions Division, as well as third-party customers. The Veyer Division also includes the Company’s global sourcing operations in Asia.

At the core of the Veyer Division’s asset base is our distribution network with more than 100 facilities, which include 64 distribution centers (“DCs”) and crossdock facilities as well as satellite locations, and over 9 million square feet of distribution space, which provides for coverage in all the key markets we serve. We have a workforce of approximately 4,000 team members, and a robust network of dedicated national and international carrier partnerships, supporting ocean, line haul, less than truckload and national small parcel capacity. We have a private fleet of approximately 600 vehicles in the Veyer Division’s delivery fleet and a nationwide last-mile delivery service. With our network coverage, we can reach 98.5% of the U.S. population for next day services across multiple distribution points, whether they are retail stores, consumer homes, or businesses. Our local and global sourcing offices in Asia select, source and purchase products each year in office product, technology, furniture, cleaning and breakroom categories, including private brands, all of which we distribute for our customers throughout our network. These assets are supported by quality technology that supports a high level of service for our customers and reduces Veyer Division’s operating costs.

In 2022, we continued to build on several initiatives to drive incremental income through our Veyer Division, including the following:

•	deliver exceptional service and competitive pricing to Office Depot and ODP Business Solutions to ensure they achieve their business objectives and remain highly competitive in the markets they serve;
•	utilize available existing capacity to grow with new clients, including in the third-party logistics segment where there is demand for the services we provide and capabilities we have;
•	modernize key functionality to ensure we provide great value to our customers, for example, through automated technology and robotics in our DCs and crossdock facilities; and
•	drive a low-cost business model to drive profitability.

VARIS DIVISION

The Varis Division is our tech-enabled B2B indirect procurement marketplace, which provides a better way for buyers and suppliers to transact through the platform’s consumer-like buying experience, advanced spend management tools, network of suppliers, and technology capabilities. In connection with our development efforts of this Division, we acquired BuyerQuest Holdings, Inc. (“BuyerQuest”) in 2021, a software as a service eProcurement platform company. BuyerQuest’s operating results are included in the operating results for our Varis Division. The Varis Division currently serves enterprise businesses and provides its services to middle- and small-sized businesses. It is focused on filling the growing demand for a B2B centric digital commerce platform that is modern, trusted, and provides the procurement controls and visibility businesses require to operate.

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

HUMAN CAPITAL MANAGEMENT

As of January 28, 2023, we had approximately 25,000 full-time and part-time employees from continuing operations as compared to 26,000 full-time and part-time employees as of January 22, 2022. The year-on-year change is mainly attributable to planned store closures and other cost reduction measures. We also utilize independent contractors and temporary personnel to supplement our workforce. Our key human capital management objectives are to attract, retain and develop talent to drive our strategy for long-term success.

Our Board of Directors provides oversight on certain human capital management matters, including through its Compensation & Talent Committee. The Compensation & Talent Committee is responsible for overseeing and providing perspective on our strategies and policies including with respect to diversity and inclusion, pay equity, recruiting, retention, training and development, and workplace environment and safety consistent with our culture, objectives and strategy. We believe in maintaining a supportive and inclusive culture that values everyone’s talents, life experiences and backgrounds. We are proud of the diversity within our Board of Directors, comprised of 33% female directors and 33% of directors who are People of Color. Our total workforce is 42% female.

Human capital development underpins our efforts to execute our strategy. We invest in our employees’ career growth and provide employees with a range of development opportunities. Since the onset of the COVID-19 pandemic in 2020, our training and educational programs switched exclusively to virtual settings, and we swiftly pivoted to offer online courses to associates across all banners. Online courses proved effective for reaching employees working remotely and effective for advancing employee learning.

We have a demonstrated history of investing in our workforce through comprehensive and competitive compensation and benefits, and a focus on employee health and wellbeing. A key component of our foundation is our 5C culture, which is built on five key cultural values –“customer”, “commitment”, “create”, “change” and “caring.” Our 5C culture drives exceptional performance in everything we do. We focus on the skills and behaviors that matter most, shaping our culture through actions. Our 5C focus helps drive strong community support and focuses on sustainability, diversity, and environmental improvements, driving a stronger and more effective organization.

Our corporate headquarters is open, but certain employees who are able to work productively from home, have had the flexibility to work remotely since the COVID-19 pandemic. We continue to have employees in our retail stores, customer support and DCs working on-site at our facilities, as well as technicians and field support on-site at customer locations. Employee business travel remains limited to only essential business needs.

OUR STRATEGY

SUPPLY CHAIN

Our supply chain is managed by our Veyer Division. Refer to the “How we organize our business” section above for further information on our supply chain capabilities and resources. We believe that inventory held in our DCs is at levels sufficient to meet current and anticipated customer needs. Certain purchases are sent directly from the manufacturer, industry wholesaler or other primary supplier to our customers or retail stores. Some supply chain facilities and some retail locations also house sales offices, showrooms, and administrative offices supporting our contract sales channel.

As of December 31, 2022, we operated a total of 64 DCs and crossdock facilities from continuing operations in the United States and Canada. Including our satellite locations, we had over 100 facilities in our distribution network. Refer to “Properties” within Other Key Information for more details.

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

Total Company sales by offering were as follows:

	2022	2021	2020
Major revenue categories
Supplies	48.8%	45.1%	45.2%
Technology	29.0%	32.6%	34.0%
Furniture and other	14.8%	15.4%	14.4%
Copy and print	7.4%	6.9%	6.4%
Total	100.0%	100.0%	100.0%

We buy substantially all of our merchandise through our Veyer Division directly from manufacturers, industry wholesalers, and other primary suppliers, and source our private branded products from domestic and offshore sources. We enter into arrangements with vendors that can lower our unit product costs if certain volume thresholds or other criteria are met. For additional discussion regarding these arrangements, refer to “Critical Accounting Policies” in MD&A.

In recent years, we have increasingly used global offerings across the regions to further reduce our product cost while maintaining product quality.

As part of our Veyer Division, we operate a global sourcing office in Shenzhen, China, which allows us to better manage our product sourcing, logistics and quality assurance. This office consolidates our purchasing power with Asian factories and, in turn, helps us to increase the scope of our own branded offerings.

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

We perform periodic competitive pricing analyses to monitor each market, and prices are adjusted as necessary to further our competitive positioning. We generally target our pricing to be competitive with other resellers of office products and providers of business services and technology solutions. Refer to “Industry and Competition” below for further information.

Our customer acquisition efforts regularly shift to vehicles and formats found to be most productive for reaching the targeted customer. We acquire customers through e-mail and social media campaigns, online affiliate connections, on-premises sales calls, outbound sales calls, and catalogs, among others. No single customer accounted for more than 10% of total consolidated sales or receivables in 2022, 2021 or 2020. Additionally, we believe that none of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect in our consolidated results of operations.

SEASONALITY

Our business experiences a certain level of seasonality, with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter for our ODP Business Solutions and Office Depot Divisions. Certain working capital components may build and recede during the year reflecting established selling cycles. Business cycles can and have impacted our operations and financial position when compared to other periods.

INDUSTRY AND COMPETITION

We operate in a highly competitive environment. Our ODP Business Solutions and Office Depot Divisions compete with office supply stores, warehouse clubs, discount stores, mass merchandisers, independent dealers, wholesalers, online retailers, off-price retailers, food and drug stores, computer and electronics superstores and direct marketing companies. These companies compete with us in substantially all of our current markets. Increased competition in the office products markets, together with increased advertising, and Internet-based search tools, has heightened price awareness among end-users. Such heightened price awareness has led to sales and margin pressure on our office products categories and has impacted our results. In addition to price, we also compete based on customer service, the quality and extent of product selection and convenience. Other office supply retail companies market similarly to us in terms of store format, pricing strategy, product selection and product availability in the markets where we operate. Although we also compete through our private label offerings, some of our competitors are larger than us and have greater financial resources, which provide them with greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively. We anticipate that in the future we will continue to face high levels of competition from these companies.

We believe our robust field sales forces, dedicated customer service associates and the efficiency and convenience for our customers position our ODP Business Solutions Division well to compete with other business-to-business office products distributors. We believe our Office Depot Division competes favorably against competitors based on convenience, location, the quality of our customer service, our store layouts, the range and depth of our merchandise offering and our pricing.

Our Veyer Division competes externally with supply chain operators, and our Varis Division competes with other digital platform operations and procurement technologies. As external sales of our Veyer Division and our Varis Division continue to grow, how they compete in their respective industries is expected to be further defined.

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

Gerry P. Smith — Age: 59

Mr. Smith was appointed to serve as our Chief Executive Officer and a Director in February 2017. Prior to joining us and since 2006, Mr. Smith was at Lenovo Group Limited (“Lenovo”) and previously served as Lenovo’s Executive Vice President and Chief Operating Officer since 2016 where he was responsible for all operations across Lenovo’s global product portfolio. Prior to assuming this role, also in 2016, Mr. Smith was Executive Vice President and President, Data Center Group. From 2015 to 2016, he served as Chief Operating Officer of the Personal Computing Group and Enterprise Business Group, and from 2013 to 2015 he served as President of the Americas. In these roles, Mr. Smith oversaw Lenovo’s fast-growing enterprise business worldwide and Lenovo’s overall business in the America’s region. Prior to that, Mr. Smith was President, North America and Senior Vice President, Global Operations of Lenovo from 2012 to 2013, and Senior Vice President of Global Supply Chain of Lenovo from 2006 until 2012 where he was responsible for end-to-end supply chain management. Prior to Lenovo, Mr. Smith held a number of executive positions at Dell Inc. from 1994 until 2006, as the company became a global leader in personal computers. Since August 2020, he serves on the Board of Directors of Arrow Electronics, Inc. and is a member of its Corporate Governance and Compensation Committees. In January 2022, Mr. Smith became a founding member of the Advisory Board for Zero100 - a global coalition of CEOs, Chief Operations and Supply Chain Officers working to accelerate progress towards zero percent carbon, 100% digital supply chains.

David Centrella — Age: 52

Mr. Centrella was appointed to serve as our Executive Vice President and President of ODP Business Solutions in May 2022. Mr. Centrella joined the Company in 1998 and has over 30 years of experience in Finance, Merchandising, Sales and Sales Operations in various leadership roles during his tenure, including most recently as Sr. Vice President of FP&A. Mr. Centrella is responsible for core B2B sales and operations across all customer segments and vertical markets.

Sarah E. Hlavinka — Age: 58

Ms. Hlavinka was appointed to serve as our Executive Vice President, Chief Legal Officer and Corporate Secretary in July 2022, and previously served as General Counsel of Office Depot, LLC from April 2022 to July 2022. Prior to joining The ODP Corporation, Ms. Hlavinka served as Senior Vice President, General Counsel and Corporate Secretary for Itron, Inc. Prior to Itron, Inc., she served in a similar role at Xerox and served in various legal roles in companies across a broad range of disciplines. Ms. Hlavinka has served on the Board of Directors of Quanterix Corporation since 2019 and is a member of its Corporate Governance and Audit Committees.

John W. Gannfors — Age: 57

Mr. Gannfors was appointed to serve as our Executive Vice President and President of Veyer in September 2022. He previously served as Executive Vice President and Chief Merchandising and Supply Chain Officer from August 2018 to September 2022. Mr. Gannfors served as Executive Vice President, Transformation, Strategic Sourcing and Supply Chain from July 2017 to August 2018, and as our Executive Vice President, Transformation and Strategic Sourcing when he joined the Company in April 2017. Prior to joining us, Mr. Gannfors served as Chief Procurement Officer at Lenovo, where he spent nearly ten years. Prior to assuming this role, Mr. Gannfors served in various leadership roles at Dell Inc. Mr. Gannfors began his career in Product Management at Lockheed Martin’s Calcomp division and Definicon Systems.

Zöe Maloney — Age: 50

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

Kevin Moffitt — Age: 49

Mr. Moffitt was appointed to serve as our Executive Vice President and President of Office Depot in September 2022. He previously served as Executive Vice President, Chief Retail Officer from November 2018 to September 2022. Mr. Moffitt served as our Senior Vice President, Chief Retail Officer from January 2018 to November 2018; Senior Vice President, Chief Digital Officer in 2017; Senior Vice President, eCommerce & Direct Business Unit Leader from 2016 to 2017; and as our Vice President, eCommerce Product Management and Customer Experience from 2012 to 2016. Prior to joining us, he held several leadership roles at Dillard’s Department Stores, Circuit City Stores and Putnam Investments.

D. Anthony Scaglione — Age: 50

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

Our operating results and performance depend significantly on economic conditions and their impact on business and consumer spending. In the past, the decline in business and consumer spending has caused our comparable retail store sales and ODP BSD sales to decline from prior periods. The global macroeconomic outlook continues to remain uncertain due to a variety of factors, including geopolitical instability, labor shortages, supply chain disruptions and inflation related to increased occupancy, fuel, raw materials and other costs, and the impacts of the COVID-19 pandemic may continue, all of which may continue to exacerbate many of the other risks described in this “Risk Factors” section, any of which could have a material effect on us. Our business and financial performance may continue to be adversely affected by current and future economic conditions, including, without limitation, the level of consumer debt, high levels of unemployment, higher interest rates and the ability of our customers to obtain credit, which may cause a continued or further decline in business and consumer spending. In addition, a weaker U.S. economy, higher unemployment and inflation on essential goods will materially impact consumer spending. Decreased foot traffic at our stores and declining financial performance of or product demand from our business customers has and will continue to adversely impact future sales.

Our business, results of operations and financial performance have been and will continue to be adversely affected by the ongoing COVID-19 pandemic, which could materially affect our future results.

The COVID-19 pandemic has had widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and consumer and business spending. Given that businesses still continue remote and hybrid working arrangements and there is no certainty on return to office full time, this has impacted and will continue to impact our business and the demand for our products. Except for certain identified positions where in-person work is essential, our employees and our third-party vendors also continue to work remotely or pursuant to hybrid work arrangements and this change in work force conditions may continue to introduce risk, including, but not limited to, loss of productivity, cybersecurity, and operational risks. We are monitoring the continuing impact of the COVID-19 pandemic on all aspects of our business, including how it is and will continue to impact our customers, employees, suppliers, vendors, business partners and distribution channels.

COVID-19 has also impacted our supply chain which has resulted in higher supply chain costs to replenish inventory in our retail stores and distribution centers, and increased delivery costs. Furthermore, we have experienced restricted product availability in certain categories, and while we have significantly increased our purchases across many categories, including new product categories, we have faced and may continue to face delays or difficulty sourcing certain products.

In addition, we cannot predict the impact that COVID-19 will continue to have on our customers, employees, suppliers, vendors, other business partners, and each of their financial conditions including the impacts on our supply chain, impacts to our distribution and logistics providers’ ability to operate or increases in their operating costs, which have and may continue to have an adverse effect on our ability to meet customer demand and has resulted and could continue to result in an increase in our costs of production and distribution, including increased freight and logistics costs and other expenses; disruption to our third-party manufacturing partners and other vendors, including through effects of facility closures, reductions in operating hours and work force. Any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in this section, any of which could have a material effect on us. The situation surrounding COVID-19 remains fluid and additional impacts may arise that we are not aware of currently.

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

We operate a large network of retail stores, distribution centers, and delivery vehicles. As such, we purchase significant amounts of fuel needed to transport products to our retail stores and customers as well as shipping costs to import products from overseas. Additionally, the performance of certain of our divisions is dependent upon market conditions in the transportation and logistics industry, including fluctuations in fuel costs. While we may hedge our anticipated fuel purchases, the underlying commodity costs associated with this transport activity is beyond our control and may be volatile. Recently, the supply and availability of fuel in markets in which we operate have experienced increased volatility and have led to increased fuel prices. Disruptions in availability of fuel or future increases in the price of fuel could cause our operating costs to rise significantly to the extent not covered by our hedges and could have a negative impact on our ability to operate our transportation networks. Additionally, other commodity prices, such as paper, may increase and we may not be able to pass along such costs to our customers. Fluctuations in the availability or cost of our energy and other commodity prices could have a material adverse effect on our profitability.

Increased transportation costs and changes in the relationships with independent shipping companies may have an adverse effect on our business.

We rely upon third-party carriers for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased labor and fuel costs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and may cause us to lose customers. If our relationship with any of these third-party carriers is terminated or impaired, or if any of these third parties are unable to ship products for us, we would be required to use alternative, and possibly more expensive, carriers for the shipment of products. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all, which may have an adverse effect on our results of operations, financial condition and cash flows. Changes in shipping terms, or the inability of these third-party shippers to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, or any other reason), may have an adverse effect on our results of operations, financial condition and cash flows. Additionally, deterioration of the financial condition of these third-party carriers may have an adverse effect on our shipping costs. Any future increases in shipping rates may have an adverse effect on our results of operations, financial condition and cash flows, particularly if we are unable to pass on these higher costs to our customers.

Catastrophic events could adversely affect our operating results.

The risk or actual occurrence of one or more catastrophic events could have a material adverse effect on our financial performance. Such events may be caused by, for example:

•	natural disasters or extreme weather events such as climate change, hurricanes, tornadoes, floods and earthquakes;
•	diseases, epidemics or pandemics (such as the ongoing COVID-19 pandemic) that may affect our employees, customers or partners;
•	floods, fire or other catastrophes affecting our properties;
•	the Russia-Ukraine conflict, terrorism, civil unrest or other conflicts; or
•	extended power outages.

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

Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable. These changes over time could affect, for example, the availability and cost of certain consumer products, commodities and energy (including utilities), which in turn may impact our ability to manufacture or procure certain goods required for the operation of our business at the quantities and levels we require. As a consequence of these or other catastrophic events, we may endure interruption to our operations or losses of property, equipment or inventory, which would adversely affect our revenue and profitability. For example, hurricanes can disrupt operations in the southeastern United States and the Gulf Coast region where a heavy concentration of our customers are located, and negatively impact sales in both our ODP Business Solutions and Office Depot Divisions. Moreover, current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination.

Risks Related to our Business and Operations

The re-alignment of our operating and reporting structure into four business units may not result in the anticipated benefits.

The Company has recently undergone a re-alignment of its business to four operating divisions. We may not realize, in full or in part, the anticipated benefits and improvements in our operations from our strategic business transformation due to unforeseen difficulties, delays or unexpected costs. If we are not able to effectively execute on our strategic business transformation, we may not be able to offer attractive value-added services to our customers or capture greater market share. We may have limited experience in our newer market segments, and our customers may not adopt our product or service offerings. These offerings, which can present new and difficult technology challenges, may subject us to claims if customers of these offerings experience, or are otherwise impacted by, service disruptions, delays, setbacks, or failures or quality issues. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them, which investments are significant. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off. In addition, our strategic business transformation may be disruptive to our existing operations and, among other things, implementing our new business plan will require significant managerial attention, which may be diverted from our other operations. If we are unable to realize the expected operational efficiencies and scaling benefits from the re-alignment, our business, financial condition and operating results may be adversely affected.

Our focus on new business offerings exposes us to certain risks that could have a material adverse impact on our revenue and profitability as well as our reputation.

Our transformation into an integrated distribution platform of business services and products, including supply chain, distribution, procurement, global sourcing and our new digital procurement platform can differentiate us from many of our competitors and provide an opportunity to deliver superior customer service while generating additional revenue and profit. However, designing, marketing and executing these services successfully and consistently is subject to risks. These risks include, for example:

•	increased labor expense to fulfill our customer promises, which may be higher than the related revenue;

•	intense competition in the marketplace;
•	lack of brand recognition; and
•	need for continued investment of our technology and infrastructure;

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

Although certain members of our executive team have entered into agreements relating to their employment with us, most of our key personnel are not bound by employment agreements, and those with employment or retention agreements are bound only for a limited period of time and enforceability of the non-compete provisions of those employment agreements is declining. If we are unable to retain our key personnel or restrict the manner in which they may be employed by our competitors, we may be unable to successfully develop and implement our business plans, which may have an adverse effect on our business and results of operations.

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

As part of the sale of our business in Europe, we have retained responsibility for the defined benefit plan covering certain employees in the United Kingdom. While the plan was in a net asset position at the end of 2022 changes in assumptions and actual experience could result in that plan being considered underfunded in the future. Additionally, we have agreed to make contributions to the plan as required by the trustees. Financial performance of the plan and future valuation assumptions could materially change the expected payments. In addition, as part of the sale transaction, the purchaser shall indemnify and hold us harmless in connection with any guarantees in place as of September 23, 2016, and given by us in respect of the liabilities or obligations of the European business. Further, if the purchaser wishes to terminate any such guarantee or cease to comply with any underlying obligation which is subject to such a guarantee, the purchaser shall obtain an unconditional and irrevocable release of the guarantee. However, we are contingently liable in the event of a breach by the purchaser of any such obligation.

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

One of our largest customer groups consists of various governmental entities, government agencies and non-profit organizations, such as purchasing consortiums. Contracting with U.S. state and local governments is highly competitive and complex, subject to federal and state procurement laws, requires more restrictive contract terms and compliance measures, and can be expensive and time-consuming. Violations of these laws and regulations and/or inadvertent non-compliance with complex contractual terms or disagreements regarding interpretations of those terms could result in liabilities, fines, criminal sanctions, the inability to participate in existing or future government contracting and other administrative sanctions. Any such penalties could result in damage to the Company’s reputation, increased costs of compliance and/or remediation and could adversely affect the Company’s financial condition and results of operations. Moreover, bidding on government contracts often requires that we incur significant upfront time and expense without any assurance that we will win a contract. Our ability to compete successfully for and retain business with federal, state and local governments is highly dependent on cost-effective performance. Our business with governmental entities and agencies is also sensitive to changes in national and international priorities and their respective budgets, which in the current economy continue to decrease.

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

Failure to detect, prevent, or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact our reputation, business, results of operations, and financial condition. Issues that might pose a reputational risk include an inability to achieve our omni-channel goals, including providing an e-commerce and delivery experience that meets the expectations of consumers; failure of our cybersecurity measures to protect against data breaches; product liability and product recalls; our social media activity; failure to comply with applicable laws and regulations; and any of the other risks enumerated in these risk factors. In addition, information concerning us, whether or not true, may be instantly and easily posted on social media platforms at any time, which information may be adverse to our reputation or brand. The harm may be immediate without affording us an opportunity for redress or correction. If our reputation or brand is damaged, our customers may refuse to continue shopping with us, potential employees may be unwilling to work for us, business partners may be discouraged from seeking future business dealings with us and, as a result, our operations and financial results may suffer.

Our exclusive brand products are subject to several additional product, supply chain and legal risks that could affect our operating results.

We sell a substantial number of products under our own brands including Office Depot®, OfficeMax® and other proprietary brands where we are the importer of record. While we have focused on the quality of our proprietary branded products, we rely on third parties to manufacture these products. Such third-party manufacturers may prove to be unreliable, the quality of our globally sourced products may vary from our expectations and standards, such products may not meet applicable regulatory requirements which may require us to recall those products, or such products may infringe upon the intellectual property rights of third parties. The manufacturers and related factories of these products may fail to comply with global social responsibility regulations. As the importer of record and private labeler there are increased regulatory reporting and compliance risks, including customs compliance, global social responsibilities, country of origin, chemical compliance, product liability, advertising and labeling. Though we seek indemnities from the manufacturers of these products, the uncertainty of realization of any such indemnity and the lack of understanding of U.S. laws in certain foreign jurisdictions make it more likely that we may have to respond to claims or complaints from our customers.

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

We also engage key third-party business partners to support various functions of our business, including but not limited to, information technology, web hosting and cloud-based services, human resource operations, customer loyalty programs, gift cards, customer warranty, delivery and installation, technical support, transportation and insurance programs. Any material disruption in our relationship with key third-party business partners or any disruption in the services or systems provided or managed by third parties, including as a result of denial-of-service, ransomware or other cyber attacks, could impact our revenues and cost structure and hinder our operations, particularly if a disruption occurs during peak revenue periods.

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

Disruption of global sourcing activities, evolving foreign trade policy (including tariffs imposed on certain foreign made goods) could negatively impact the cost and availability of our products and services.

Economic and civil unrest in areas of the world where we source products and services, as well as shipping and dockage issues, could adversely impact the availability or cost of our products and services, or both. Most of our goods imported to the U.S. arrive from Asia through ports located on the U.S. west coast and we are therefore subject to potential disruption due to labor unrest, security issues or natural disasters affecting any or all of these ports. In addition, we purchase and source products from a wide variety of suppliers, including from suppliers overseas, particularly in China where we maintain a global sourcing office to facilitate product sourcing. Diplomatic tensions between China and the US and developments in Hong Kong and Taiwan, alongside other potential areas of tension, may affect us by creating regulatory, reputational and market risks. For example, the U.S. government has imposed various sanctions and trade restrictions on Chinese persons and companies, and the US continues to advance the development of its framework for strategic competition with China. In response to foreign sanctions and trade restrictions, China has announced a number of sanctions, trade restrictions and laws that could impact us. Such sanctions and trade restrictions target or provide authority to target foreign individuals and companies, and have been primarily imposed against certain public officials associated with the implementation of foreign sanctions against China. The new laws provide a legal framework for further imposing such sanctions, prohibit implementing or complying with foreign sanctions against China and create private rights of action in Chinese courts for damages caused by third parties implementing foreign sanctions or other discriminatory measures. These and any future measures and countermeasures that may be taken by the US, China may increase our cost of goods sold or reduce the supply of the products available to us. There is no assurance that any such increased costs could be passed on to our customers, or that we could find alternative products from other sources at comparable prices. To the extent that we are subject to more challenging regulatory environments and enhanced legal and regulatory requirements, such exposure could have a material adverse effect on our business, including the added cost of increased compliance measures that we may determine to be necessary.

In light of the trade tensions between the U.S. and China, we have incurred incremental costs related to trade tariffs on inventory we purchase from China, but such costs have not had a material impact on our results of operations. We continue to monitor and evaluate the potential impact of the effective and proposed tariffs as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and have implemented strategies to mitigate such impact, including changes to our contracting model, alternative sourcing strategies and selective price increase pass-through efforts. If any of these events continue as described, they could disrupt the movement of products through our supply chain or increase their cost. In addition, we are in the process of diversifying our sourcing options outside Asia and executing this diversification plan introduces risk, including cybersecurity, global social responsibilities, product quality assurance and compliance, operations, and logistics. Further, a larger scale sourcing shift will be time consuming and difficult or impracticable for many products and may result in an increase in our manufacturing costs. Substantial regulatory uncertainty exists regarding foreign trade and trade policy, both in the United States and abroad. The adoption and expansion of trade restrictions, retaliatory tariffs, or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and/or the U.S. economy, which in turn could adversely impact our results of operations and business.

Risks Related to Our Indebtedness and Liquidity

Covenants in our credit facility could adversely impact our operations.

Our asset-based credit facility contains a fixed charge coverage ratio covenant that is operative only when borrowing availability is below 10% of the Borrowing Base (as defined in Note 11. “Debt” in Notes to Consolidated Financial Statements) or prior to a restricted transaction, such as incurring additional indebtedness, acquisitions, dispositions, dividends, or share repurchases if we do not have the required liquidity. The agreement governing our credit facility (the “Third Amended Credit Agreement” as defined in Note 11. “Debt” in Notes to Consolidated Financial Statements) also contains representations, warranties, affirmative and negative covenants, and default provisions. A breach of any of these covenants could result in a default under our Third Amended Credit Agreement. Upon the occurrence of an event of default under our Third Amended Credit Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, we may not have sufficient assets to repay our asset-based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Acceleration of our obligations under our credit facilities would permit the holders of our other material debt to accelerate their obligations. We were in compliance with all applicable covenants as of December 31, 2022.

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

Legal, regulatory or market measures to address climate change, could adversely affect our business, financial condition or results of operations.

There has been increased focus by federal, international, state and local regulatory and legislative bodies to combat and/or limit the effects of climate change through a variety of means, including regulating greenhouse gas (“GHG”) emissions (and the establishment of enhanced internal processes or systems to track them), policies mandating or promoting the use of renewable or zero-carbon energy and sustainability initiatives, and additional taxes on fuel and energy. If legislation or regulations are enacted or promulgated in the United States or in any other jurisdiction in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we and companies in our supply chain may experience increased compliance burdens and costs to meet the regulatory obligations, which could cause disruption in the sourcing, manufacturing and distribution of our products and adversely affect our business, financial condition or results of operations.

Additionally, the impacts of climate change and chemical compliance initiatives by our corporate and public sector customers may further influence customer preferences and requirements, such as increased demand for products with lower environmental footprints, compliance with customers’ restricted chemical lists and/or beyond restricted substances lists for products they are purchasing, and for companies to produce and demonstrate progress against GHG reduction plans and targets. Failure to provide climate-friendly products, demonstrate GHG reductions, and/or comply with B2B customers’ chemical compliance standards could potentially result in loss of market share.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. Starting on January 1, 2023, the 1% U.S. federal excise tax included in the Inflation Reduction Act of 2022 will apply to certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations. Under the new excise tax requirements, we may be subject to the 1% excise tax (rather than our shareholders) in connection with certain of our repurchases. The foregoing could cause a reduction in the cash available on hand.

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

We also have employees in Canada and Asia and are required to comply with laws and regulations in those countries that may differ substantially from country to country, requiring significant management attention and cost.

Changes in the regulatory environment and violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws may negatively impact our business.

We are subject to regulations relating to our corporate conduct and the conduct of our business, including securities laws, consumer protection laws, hazardous material regulations, trade regulations, advertising regulations, privacy and cybersecurity laws, regulations relating to climate change and chemical compliance and wage and hour regulations and anti-corruption legislation. Certain jurisdictions have taken a particularly aggressive stance with respect to such matters and have implemented new initiatives and reforms, including more stringent regulations, disclosure and compliance requirements.

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

We rely heavily on computer systems to process transactions, including delivery of technology services, manage our inventory and supply-chain and to summarize and analyze our global business. In addition, if our website and our other customer-facing technology systems do not function as designed, our business could be negatively affected, resulting in a loss of customer confidence and satisfaction, and lost sales, which could adversely affect our reputation and result of operations. Various components of our information technology and computer systems, including hardware, networks, and software, are licensed to us and hosted by third-party vendors.

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

Although all of our divisions are exposed to these types of security risks, a successful cyber-attack, security breach, disruption or other incident could have a larger impact on divisions launching new product offerings by damaging reputation or brand and negatively affecting customer satisfaction and loyalty at an early stage in the business. Additionally, for divisions with newer technological offerings or new technology integrated into their operations, exposure to security risks may have a greater impact on operations.

Risks Related to Ownership of Our Securities

There can be no assurance that we will resume paying cash dividends.

Decisions regarding dividends depend on a number of factors, including general business and economic conditions, our financial condition, operating results and restrictions imposed by our debt agreements, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Decisions on dividends are within the discretion of the Board of Directors. In order to preserve liquidity during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, in May 2020, our Board of Directors suspended the Company’s quarterly cash dividend beginning in the second quarter of 2020. Our quarterly cash dividend remains suspended and we do not anticipate declaring cash dividends in the foreseeable future. Changes in or the elimination of dividends could have an adverse effect on the price of our common stock.

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

PROPERTIES

As of December 31, 2022, we operated in the following locations:

STORES

Office Depot Division (United States)

State	#	State	#
Alabama	21	Nebraska	9
Alaska	5	Nevada	18
Arizona	25	New Mexico	9
Arkansas	10	New York	10
California	81	North Carolina	36
Colorado	30	North Dakota	4
District of Columbia	1	Ohio	29
Florida	109	Oklahoma	13
Georgia	41	Oregon	17
Hawaii	8	Pennsylvania	8
Idaho	6	Puerto Rico	10
Illinois	35	South Carolina	15
Indiana	19	South Dakota	2
Iowa	6	Tennessee	27
Kansas	9	Texas	144
Kentucky	9	Utah	11
Louisiana	31	U.S. Virgin Islands	2
Maryland	8	Virginia	24
Michigan	22	Washington	27
Minnesota	20	West Virginia	4
Mississippi	13	Wisconsin	24
Missouri	24	Wyoming	2
Montana	2	TOTAL	980

The supply chain facilities which we operate in the continental United States and Puerto Rico support our ODP Business Solutions and Office Depot Divisions and the facilities in Canada support our ODP Business Solutions Division. The following table sets forth the locations of our principal supply chain facilities from continuing operations as of December 31, 2022.

DCs and Crossdock Facilities

State	#	State	#
Arizona	1	New Mexico	1
California	5	North Carolina	1
Colorado	1	North Dakota	2
Florida	5	Ohio	2
Georgia	2	Oklahoma	1
Hawaii	7	Pennsylvania	1
Idaho	1	Puerto Rico	1
Illinois	5	Tennessee	1
Kansas	1	Texas	3
Minnesota	3	Washington	3
Mississippi	1	Wisconsin	5
Missouri	4	Total United States	57
		Canada	7
		TOTAL	64

Our principal corporate headquarters in Boca Raton, FL consists of three interconnected buildings of approximately 625,000 square feet. This facility is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations. Although we currently own our corporate office in Boca Raton, FL, as well as a small number of our retail store locations, most of our facilities are leased or subleased. The Company has entered into an agreement in principle with a third-party buyer to sell our corporate office. Additional information regarding our operating leases and leasing arrangements is available in Note 1. “Summary of Significant Accounting Policies” and Note 9. “Leases” in Notes to Consolidated Financial Statements. Additional information regarding the sale of the corporate office is available in Note 6. “Property and Equipment” in Notes to Consolidated Financial Statements.

LEGAL PROCEEDINGS

For a description of our legal proceedings, refer to Note 14. “Commitments and Contingencies” in Notes to Consolidated Financial Statements.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP.

Holders

As of the close of business on February 22, 2023, there were 3,276 holders of record of our common stock.

Cash Dividend

We did not declare any cash dividends in 2022 and do not anticipate declaring cash dividends in the foreseeable future. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

Issuer Purchases of Equity Securities

In May 2021, our Board of Directors approved a stock repurchase program of up to $300 million, available through June 30, 2022. Our Board of Directors reviewed the existing capital allocation programs in connection with the sale of CompuCom, and on December 31, 2021, authorized an additional $200 million for share repurchases under the then existing stock repurchase program, for a total authorization of $650 million. This stock repurchase program expired on June 30, 2022, and in July 2022, our Board of Directors approved a stock repurchase program of up to $600 million, available through June 30, 2024. In October 2022, our Board of Directors approved a new stock repurchase program of up to $1 billion, available through December 31, 2025, to replace the existing $600 million stock repurchase program effective November 3, 2022.

On November 16, 2021, as part of the stock repurchase program that expired on June 30, 2022, we entered into an accelerated share repurchase agreement (“ASR”) to repurchase shares of our common stock in exchange for an up-front payment of $150 million and increased the authorization to $450 million. The ASR repurchase period ran through May 25, 2022, and we received 0.7 million shares of our common stock as the final settlement of the ASR in the second quarter of 2022. We repurchased 3.6 million shares of our common stock in total at an average price per share of $41.46 under the ASR. In July 2022, as part of the $600 million stock repurchase program, the Board of Directors approved a Dutch auction tender offer to repurchase up to $300 million worth of shares of its common stock, based on demand. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $31.50 to $36.00 per share subject to the conditions set forth in the tender offer documents. The tender offer commenced on July 18, 2022 and expired on August 12, 2022. We repurchased 14 thousand shares under the tender offer at a cost of $1 million. We repurchased 6 million additional shares of our common stock, at a cost of $266 million, in the third and fourth quarters of 2022. As a result, we repurchased 7 million shares in 2022, including the final settlement of the ASR at a weighted average price of $41.21 per common share, for a total consideration of $295 million. As of December 31, 2022, $847 million remains available for stock repurchases under the current stock repurchase program, after considering purchases made under the $1 billion authorization effective November 3, 2022.

The new authorization may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors and will be funded through available cash balances. Our Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses.

The following table summarizes our common stock repurchases during the fourth quarter of 2022.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number		Part of a Publicly	Purchased Under
	of Shares	Average	Announced Plan or	the Repurchase
	Purchased	Price Paid	Program	Programs
Period	(In thousands)	per Share	(In thousands)	(In millions) (1)
September 25 — October 22, 2022	827	$36.28	827	$500
October 23 — November 19, 2022	1,130	$42.52	1,130	$965
November 20 — December 31, 2022	2,570	$46.24	2,570	$847
Total	4,527	$43.49	4,527

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

The following graph compares the five-year cumulative total shareholder return on our common stock with the cumulative total returns of the Standard & Poor’s 500 Index (“S&P 500”), the Standard & Poor’s 500 Specialty Stores Index (“S&P 500 Specialty Stores”) and the Standard & Poor’s Composite 1500 Specialty Retail Index (“S&P Composite 1500 Specialty Retail”) of which we are a component of each Index.

To better align with comparable investment opportunities, we are transitioning from the S&P 500 Specialty Stores to the S&P Composite 1500 Specialty Retail for the year ended December 31, 2022. Both indices are presented, in accordance with SEC rules, which require that if a company selects a different index from that used in the immediately preceding fiscal year, the company’s stock performance must be compared against both the newly selected index and previous index in the year of change.

The graph assumes an investment of $100 at the close of trading on December 30, 2017, the last trading day of fiscal year 2017, in our common stock, the S&P 500, the S&P 500 Specialty Stores and the S&P Composite 1500 Specialty Retail.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among The ODP Corporation, the S&P 500 Index

the S&P Specialty Stores Index, and the S&P Composite 1500 Specialty Retail Index

 *$100 invested on 12/30/17 in stock or in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2023 Standard & Poor’s, a division of S&P Global. All rights reserved

	12/30/17	12/29/18	12/28/19	12/26/20	12/25/2021	12/31/2022
The ODP Corporation	100.00	73.82	80.77	88.86	121.02	141.35
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
S&P Specialty Stores	100.00	97.59	121.14	144.66	216.56	200.53
S&P Composite 1500 Specialty Retail	100.00	98.81	128.21	155.12	230.40	195.40

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

OVERVIEW

THE COMPANY

We are a leading provider of business services and supplies, products and digital workplace technology solutions to small, medium-sized and enterprise businesses. We operate through our direct and indirect subsidiaries and maintain a fully integrated business-to-business (“B2B”) distribution platform of thousands of dedicated sales and technology service professionals, online presence and 980 retail stores.

In May 2021, our Board of Directors had unanimously approved a plan to pursue a separation of the Company into two independent, publicly traded companies, representing our B2B and consumer businesses, which was planned to be achieved through a spin-off of our consumer business. On January 14, 2022, we announced that our Board of Directors determined to delay the previously announced public company separation to evaluate a potential sale of our consumer business and that we had received a non-binding proposal from another third party, in addition to the offer previously received from USR Parent, Inc., to acquire our consumer business. On June 21, 2022, our Board of Directors, with the assistance of its financial and legal advisors, completed its review of both proposals received by the Company to acquire our consumer business and unanimously determined it to be in the best interests of the Company and its shareholders not to divest our consumer business at this time. Further, our Board of Directors also determined not to resume our previously planned separation of our consumer business at that time and instead to maintain all of our businesses under common ownership.

We have been undergoing a strategic business transformation to pivot our Company into an integrated B2B distribution platform, with the objective of expanding our product offerings to include value-added services for our customers and capture greater market share. Using the flexibility afforded by our holding company restructuring that was previously completed in 2020, we re-aligned our operations under our holding company structure in 2022 into our consumer business named Office Depot, and three distinct B2B business and digital segments which are ODP Business Solutions, Veyer and Varis. The decision to re-align was driven by how we are looking at our products and offerings and serving our customers. How our customers work and interact has changed, with businesses demanding a wider range of products and services, and a more modern digital environment in which to operate, and with consumers demanding an omni-channel retail experience. In addition, dependable supply chain operations have become increasingly important in meeting these demands. We performed a full strategic review of our operations in light of these factors, and determined that completing the re-alignment of our operations in this manner enables us to better focus on our customers by being in a better position to meet a wider array of customer needs for product, service, and omni-channel choices. We also determined that the re-alignment provides for greater accountability internally for product and service outcomes, customer experiences, capital allocations, and pursuing strategic opportunities. We also believe our B2B and consumer businesses operating collectively under our holding company structure will improve shareholder value and derive benefits from scaling. Upon completion of this re-alignment, we also re-evaluated our reportable segments based on how the business is managed, including decision-making about resources allocation and assessing performance of the segments.

As of December 31, 2022, our operations are organized into four reportable segments (or “Divisions”), as described below. Previously, we had two reportable segments which were the Business Solutions Division and Retail Division. We sold our CompuCom Division through a single disposal group on December 31, 2021. Accordingly, that business is presented as discontinued operations.

ODP Business Solutions Division – Our leading B2B distribution solutions provider serving small, medium and enterprise level companies, including those in the public and education sectors. This segment includes the contract sales channel of our previous Business Solutions Division, and operates in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. The ODP Business Solutions Division sells nationally branded, as well as our private branded, office supply and adjacency products and services to customers, who are served through a dedicated sales force, catalogs, telesales, and electronically through our Internet websites. Adjacency products and services include cleaning, janitorial, and breakroom supplies, office furniture, technology products, and copy and print services. This segment also includes our Federation entities, which are over a dozen regional office supply distribution businesses acquired by us as part of our transformation to expand our reach and distribution network into geographic areas that were previously underserved, and which continue to operate under their own brand names. The acquisition of these businesses has allowed for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

Office Depot Division – Our leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 980 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). Our Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offering business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are facilitated through our regional print production centers.

Veyer Division – Our supply chain, distribution, procurement and global sourcing operation, which has over 35 years of experience with proven leadership and has been branded under a new name. The Veyer Division specializes in B2B and consumer business service delivery, with core competencies in distribution, fulfillment, transportation, global sourcing and purchasing. The Veyer Division’s customers include our Office Depot Division and ODP Business Solutions Division, as well as third-party customers. The Veyer Division also includes the Company’s global sourcing operations in Asia.

Varis Division – Our tech-enabled B2B indirect procurement marketplace, which provides a better way for buyers and suppliers to transact through the platform’s consumer-like buying experience, advanced spend management tools, network of suppliers, and technology capabilities. In connection with our development efforts of this Division, we acquired BuyerQuest Holdings, Inc. (“BuyerQuest”) in 2021, a software as a service eProcurement platform company. BuyerQuest’s operating results are included in our Varis Division. The Varis Division currently serves enterprise businesses and provides its services to middle- and small-sized businesses. It is focused on filling the growing demand for a B2B centric digital commerce platform that is modern, trusted, and provides the procurement controls and visibility businesses require to operate.

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

In February 2023, the Company and the purchaser reached a settlement on the cash, debt and working capital adjustments, and amended the promissory note which increased its principal balance to $59 million. The sale of CompuCom represented a strategic shift that had a major impact on our operations and financial results. Accordingly, the operating results and cash flows are classified as discontinued operations for all periods presented. Refer to Note 15. “Discontinued Operations” in Notes to Consolidated Financial Statements for additional information.

COVID-19 UPDATE

As a result of the continuing impacts of the COVID-19 pandemic, we expect that weaker global economic conditions and increased unemployment, including continued business disruption relating to COVID-19 and continued remote and hybrid working arrangements could continue to negatively impact our business and results of operations in 2023, and could result in future impairments of our assets. For a discussion of the impacts to our business from COVID-19 in 2022, refer to Consolidated Results of Continuing Operations and Liquidity and Operating Results by Division sections below, and certain risk factors included in Item 1A Risk Factors in this Annual Report on Form 10-K.

RECENT GLOBAL EVENTS

We are closely monitoring the unfolding events due to the Russia-Ukraine conflict and its regional and global ramifications. We do not have operations in Ukraine or Russia, and our supply chain has not been impacted as of the date of this report. While we do have certain vendors that are based in Ukraine, we have not experienced an impact as a result of the conflict. Other impacts due to this rapidly evolving situation are currently unknown and the broader economic impacts could potentially subject our business to materially adverse consequences should the situation escalate beyond its current scope.

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 53-week period ended December 31, 2022 (also referred to as “2022”) and the 52-week period ended December 25, 2021 (also referred to as “2021”) as well as our liquidity in 2022 and 2021. We have omitted discussion of 2020 results where it would be redundant to the discussion previously included in MD&A of our 2021 Annual Report on Form 10-K. Prior year amounts have been recast to conform to the current presentation of our reportable segments. In addition, management of the Company also changed how it analyzes these businesses, which resulted in the inclusion of certain corporate costs, mainly payroll related, previously excluded from segment profitability measures. The changes to our reportable segments did not impact our Consolidated Financial Statements. These changes also have no impact on previously reported Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders’ Equity, or Statements of Cash Flows.

Our consolidated sales were $26 million higher, or relatively flat, in 2022 compared to 2021. The 53rd week in 2022 increased total Company sales by $128 million with related flow-through impact of additional operating income of $20 million. Sales in our ODP Business Solutions Division increased $403 million, or 11%, as compared to 2021. The increase in sales in our ODP Business Solutions Division were mainly due to higher demand in categories of paper, furniture, breakroom, school and office supplies, copy and print services, and personal protective equipment and cleaning supplies. The higher demand was driven by the continued recovery of our business-to-business customers, including those in the education sector, from the disruptions to their operations as a result of the impacts of the COVID-19 pandemic. The impact of the 53rd week in 2022 on ODP Business Solutions Division sales was an increase of $58 million. Sales in our Office Depot Division decreased $379 million, or 8%, as compared to the same period in the prior year, mainly as a result of planned store closures and lower demand. Our Office Depot Division had lower demand in certain product categories that had higher sales in the prior year comparable period driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic, such as facilitating the continued remote work and virtual learning environments, as well as lower sales in our eCommerce platform. The decrease was partially offset by sales in the 53rd week of $70 million. The contribution of our Veyer Division and Varis Division to change in consolidated sales was not material.

(In millions)	2022	2021	Change
Sales (External)
ODP Business Solutions Division	$4,005	$3,602	11%
Office Depot Division	4,451	4,830	(8)%
Veyer Division	28	$28	—%
Varis Division	7	$5	40%
Total	$8,491	$8,465	—

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•

Total gross profit decreased by $15 million, or 1%, in 2022 when compared to 2021. Our ODP Business Solutions Division had $91 million higher gross profit resulting from higher sales, which was more than offset by a $107 million decrease in gross profit of our Office Depot Division. Our Veyer and Varis Divisions also contributed $1 million to gross profit. The decrease in the Office Depot Division gross profit in 2022 when compared to 2021 is due to the flow through impact of lower sales, and higher supply chain and occupancy costs. In 2022, these unfavorable impacts were partially offset by improved product margin. Our supply chain and occupancy costs have been impacted by inflationary pressures. We have experienced increases in the cost of fuel, labor, facility and store rents, utilities, and common area maintenance, which have resulted in pressures on our gross profit.

•

Total gross margin for 2022 was 22% which was consistent with the gross margin in 2021. While we incurred incremental costs related to trade tariffs on inventory we purchase from suppliers in China, certain actions by our Veyer Division, including changes to our contracting model, alternative sourcing strategies, and selective price increase pass-through efforts mitigated much of the impact of such trade tariffs to our results of operations.

•

Total selling, general and administrative expenses decreased by $6 million in 2022 when compared to 2021, mainly driven by a $66 million decrease in our Office Depot Division, partially offset by increases related to payroll and incentives in our ODP Business Solutions Division, Varis Division, and corporate costs. The ODP Business Solutions Division also had increased expenses related to higher sales volume. The decreases in our Office Depot Division were driven by store closures and certain strategic initiatives, including the Maximize B2B Restructuring Plan, aimed to generate savings through optimizing our retail footprint and remove corresponding costs supporting our Office Depot Division as our retail footprint is reduced. Selling, general and administrative expenses as a percentage of total sales was flat in 2022 as compared to 2021.

•

We recorded $14 million of asset impairment charges in 2022 which included $12 million related to impairment of operating lease right-of-use (“ROU”) assets associated with our retail store locations, with the remainder primarily relating to impairment of fixed assets at these retail store locations. We recorded $20 million of asset impairment charges in 2021, which included $16 million related to impairment of operating lease ROU assets associated with our retail store locations, with the remainder primarily relating to impairment of fixed assets at these retail store locations. Refer to Note 13. “Fair Value Measurements” in Notes to Consolidated Financial Statements for additional information.

•

We recorded $39 million of Merger, restructuring and other operating expenses, net in 2022 compared to $51 million in 2021. Merger, restructuring and other operating expenses in 2022 relate to costs associated with the previously planned separation of our consumer business and the re-alignment of our operations, which are mainly third-party professional fees and were partially offset by $8 million income related to restructuring activities, and $7 million income related to earn-out adjustment for BuyerQuest. We did not record any transaction and integration costs in 2022. Merger, restructuring and other operating expenses in 2021 included $37 million of third-party professional fees associated with the planned separation of our consumer business and USR Parent, Inc. Proposals. Also included in merger, restructuring and other operating expenses were $14 million of costs associated with restructuring activities in 2021. We did not record any transaction and integration costs in 2021. Refer to Note 2. “Merger, Restructuring and Other Activity” in Notes to Consolidated Financial Statements for additional information.

•

In 2022, the Company’s effective tax rate was primarily impacted by the recognition of a tax windfall associated with stock-based compensation. This factor, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate of 26% for 2022 to differ from the statutory rate of 21%. Our effective tax rate for prior periods has varied considerably primarily due to the impact of goodwill impairment, state taxes, stock-based compensation awards, recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position, certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters. Refer to Note 4. “Income Taxes” in Notes to Consolidated Financial Statements for additional information.

•	Diluted earnings per share from continuing operations was $3.61 in 2022 compared to $3.42 in 2021.
•	Diluted loss per share from discontinued operations was $(0.24) in 2022 compared to $(7.21) in 2021.
•	Net diluted earnings per share was $3.37 in 2022 compared to net diluted loss per share of $(3.79) in 2021.
•

We repurchased 3.6 million shares of our common stock in total at an average price per share of $41.46 under the accelerated share repurchase agreement (“ASR”) entered into on November 16, 2021 and we repurchased 6 million additional shares of our common stock in the third and fourth quarters of 2022. As a result, we repurchased 7 million shares in 2022, including 0.7 million shares of our common stock received as the final settlement of the ASR, for a total consideration of $295 million. As of December 31, 2022, $847 million remains available for stock repurchases under the current stock repurchase program, after considering purchases made under the $1 billion authorization effective November 3, 2022. Subsequent to the end of 2022 and through February 22, 2023, we bought back 2 million shares of our common stock at a cost of $100 million.

•

At December 31, 2022, we had $403 million in cash and cash equivalents and $856 million of available credit under the Third Amended Credit Agreement (as defined in Note 8. “Debt” in Notes to Consolidated Financial Statements), for a total liquidity of approximately $1.3 billion. Cash provided by operating activities of continuing operations was $237 million in 2022 compared to cash provided by operating activities of $344 million in 2021. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results. Fiscal years 2022 includes 53 weeks, and fiscal years and 2021 and 2020 include 52 weeks.

ODP BUSINESS SOLUTIONS DIVISION

(In millions)	2022	2021	2020
Sales (external)	$4,005	$3,602	$3,549
Sales (internal)	$19	$24	$29
% change of total sales	11%	1%	(16)%
Division operating income	$140	$72	$51
% of total sales	3%	2%	1%

Sales in our ODP Business Solutions Division increased 11% in 2022 compared to 2021, of which 1% or $58 million related to the 53rd week in 2022. In 2022, our ODP Business Solutions Division experienced higher demand across the majority of our product categories. The higher demand was driven by the continued recovery of our business-to-business customers, including those in the education sector, from the disruptions to their operations as a result of the impacts of the COVID-19 pandemic. The increase in demand resulted in $417 million higher sales across a majority of our offerings, including paper, furniture, breakroom, school and office supplies, copy and print services, as well as personal protective equipment and cleaning supplies, which contributed $80 million of this increase. In addition to higher demand, inflationary initiatives also resulted in favorable pricing, which also contributed to the increase in sales. These increases were partially offset by a decline of $19 million in ink and toner sales, mainly as a result of supply challenges. Sales include internal sales of $19 million in 2022, which relate to ODP Business Solutions Division customers’ transactions held at Office Depot Division retail store locations.

Sales in our ODP Business Solutions Division increased 1% in 2021 compared to 2020. During 2021, our Business Solutions Division experienced higher demand in product categories such as furniture, technology, paper, breakroom, school and office supplies, as well as in our copy and print services. This was driven by the continued recovery of our business-to-business customers, including those in the education sector, from the disruptions to their operations as a result of the impacts of the COVID-19 pandemic. The higher demand from our business-to-business customers, which resulted in an increase of $184 million in sales in 2021 as compared to 2020, was partially offset by decreases in sales in product categories such as ink, toner, and personal protective equipment and cleaning supplies, which contributed $106 million to this decrease. The impact of acquisitions, while positive, was not material to 2021. Sales include internal sales of $24 million in 2021, which relate to ODP Business Solutions Division customers’ transactions held at Office Depot Division retail store locations.

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

The changes in work environments as a result of the COVID-19 outbreak in 2022 has been material to the results of the ODP Business Solutions Division in 2022. A prolonged or permanent shift to hybrid or continued remote work arrangements, as well as the substance and pace of macroeconomic recovery could continue to have a material impact to the future results of the ODP Business Solutions Division.

Our ODP Business Solutions Division operating income was $140 million in 2022 compared to $72 million in 2021, an increase of 94% year-over-year. The increase was mainly driven by the flow through impact of higher sales and higher gross profit, as well as the 53rd week in 2022, which contributed $5 million to the increase in operating income. As a percentage of sales, operating income increased approximately 150 basis points. Although we experienced higher supply chain and import costs due to the impacts of COVID-19 and cost inflation of fuel and labor costs, this was more than offset by adjustments to selling price and lower selling, general and administrative expenses as a percentage of sales. The improvement in our selling, general and administrative expenses is attributable to cost saving initiatives of our Maximize B2B restructuring program, which reduced costs in payroll, advertising and other operating expenses.

Our ODP Business Solutions Division operating income was $72 million in 2021 compared to $51 million in 2020, an increase of 41% year-over-year. As a percentage of sales, operating income increased approximately 60 basis points. Although we experienced increases in third-party transportation costs due to the impacts of COVID-19, this was more than offset by lower selling, general and administrative expenses as a percentage of our sales. The improvement in our selling, general and administrative expenses is attributable to cost saving initiatives of our Maximize B2B restructuring program, which reduced costs in payroll, advertising and other operating expenses.

OFFICE DEPOT DIVISION

(In millions)	2022	2021	2020
Sales (external)	$4,451	$4,830	$5,300
Sales (internal)	$36	$34	$35
% change of total sales	(8)%	(9)%	(1)%
Division operating income	$285	$325	$317
% of total sales	6%	7%	6%

Sales in our Office Depot Division decreased 8% in 2022 compared to 2021, including the positive impact of sales from the 53rd week in 2022, which were 2% or $70 million. As vaccination rates have increased since early in 2021 and the effects of the COVID-19 pandemic have begun to recede, more of our customers are transitioning into on-site work and in-person learning. As a result of this recovery, we experienced $70 million of increased sales mainly in copy and print services and paper, school and breakroom supplies in 2022. This was more than offset by fewer transactions in the majority of our product categories in 2022, as a result of both planned store closures and lower demand. Specifically, technology products, furniture, office supplies, cleaning supplies and personal protective equipment had lower sales in 2022, compared to 2021. These categories had experienced higher demand in the prior year, which was driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic and included facilitating the continued remote work and virtual learning environments.

Sales in our Office Depot Division decreased 9% in 2021 compared to 2020, which were driven by the same factors discussed above. We experienced $64 million of increased sales mainly in copy and print services, software, and office and school supplies in 2021. This was more than offset by lower demand in product categories such as technology products, cleaning supplies and personal protective equipment.

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

Sales include internal sales of $36 million, $34 million and $35 million in 2022, 2021 and 2020, respectively, which relate to print services provided to the ODP Business Solutions Division as well as internal service fee for providing buy online, pick up in store (“BOPIS”) transactions to ODP Business Solutions Division customers.

Sales generated through our eCommerce platform include online sales fulfilled through warehouses, BOPIS transactions, online orders shipped from store, and same day delivery orders fulfilled with retail store inventory. These sales represented 30% of Office Depot Division’s total sales in 2022, as compared to 29% of total sales in 2021, and 30% of total sales in 2020.

We are re-evaluating the definition of our comparable store metric in light of the re-alignment of our eCommerce platform along with our retail stores under this Division. We expect to resume providing our comparable store metric in fiscal 2023.

Our Office Depot Division operating income was $285 million in 2022, which decreased 12% as compared to $325 million in 2021, including the positive impact of the 53rd week in 2022, which contributed $15 million to operating income. This decrease is mostly attributable to the flow-through impact of lower sales and higher supply chain and occupancy costs, which more than offset our improved product margin rate. Our supply chain, import and occupancy costs were impacted by cost increases due to COVID-19, cost inflation of fuel and labor costs, and higher rent costs from lease renewals. Selling, general and administrative costs as a percentage of sales was flat compared to the corresponding period in the prior year. Our Office Depot Division operating income in 2021 increased 3% as compared to $317 million in 2020. As a percentage of sales, operating income increased approximately 80 basis points. The comparative increase in operating income in 2021 was mostly attributable to lower selling, general and administrative expenses resulting from continuous efforts to optimize costs, lower operating lease costs recognized as a result of store closures, and improved product margin. These improvements have more than offset the flow-through impact of lower sales in 2021.

As of December 31, 2022, our Office Depot Division operated 980 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands compared to 1,038 stores at the end of 2021. Charges associated with store closures as part of a restructuring plan are reported as appropriate in Asset impairments and Merger, restructuring and other operating expenses, net in the Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail stores and distribution center assets, and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to the “Corporate” section below for additional information of expenses incurred to date.

	Open at Beginning of Period	Closed	Opened	Open at End of Period
2020	1,307	153	—	1,154
2021	1,154	116	—	1,038
2022	1,038	58	—	980

VEYER DIVISION

(In millions)	2022	2021	2020
Sales (external)	$28	$28	$23
Sales (internal)	$5,855	$5,963	$6,321
% change of total sales	(2)%	(6)%	N/A
Division operating income	$28	$30	$28
% of total sales	0%	1%	0%

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

Our Veyer Division aims to be the lowest cost provider to the Office Depot Division and the ODP Business Solutions Division, with the purpose of achieving the most favorable outcome for our Company’s consolidated results. As a result, Veyer Division’s internal sales and profitability related to these internal sales could be impacted by activities that we may undertake to drive efficiencies in the Veyer Division, as well as decisions made by the Office Depot Division and ODP Business Solutions Division for alternative sourcing options to meet customer needs.

In 2022, 2021, and 2020, $2.9 billion, $3.3 billion and $3.6 billion of internal sales are to the Office Depot Division, and $2.9 billion, $2.7 billion and $2.7 billion are to the ODP Business Solutions Division, respectively. The decrease in internal sales to the Office Depot Division is related to the decline in customer demand at our retail stores and eCommerce platform, which is discussed further in the Office Depot Division section above. This was partially offset by the 53rd week in 2022. The increase in internal sales to the ODP Business Solutions Division is related to the increase in demand from our business customers as well as the 53rd week in 2022, which is discussed above in the ODP Business Solutions Division section.

External sales represent supply chain services provided to third parties, as well as product sales by our Asia sourcing operation to third parties. External sales were flat in 2022 as compared to 2021. The increase in external sales in 2021 as compared to 2020 was driven by the needs of our customers to help address their supply chain challenges as a result of the COVID-19 pandemic

Our Veyer Division operating income was $28 million in 2022 compared to $30 million in 2021. The year-over-year decrease of $2 million was mainly due to the flow through impact of lower sales. Our Veyer Division operating income increased to $30 million in 2021 as compared to $28 million in 2020. The year-over-year increase was related to lower selling, general and administrative expenses resulting from continuous efforts to optimize costs, partially offset by the flow-through impact of lower sales in 2021. Future performance of our Veyer Division is dependent upon market conditions in the transportation and logistics industry, including fluctuations in labor and fuel costs, and its ability to pass any cost increases through to its customers.

VARIS DIVISION

(In millions)	2022	2021	2020
Sales (external)	$7	$5	$—
Sales (internal)	$—	$—	$—
% change of total sales	40%	N/A	N/A
Division operating loss	$(66)	$(34)	$—
% of total sales	(943)%	(680)%	N/A

Sales in our Varis Division increased $2 million or 40% in 2022, compared to 2021. The increase in sales year-over-year was driven by the acquisition of BuyerQuest in the first quarter of 2021, the impact of purchase accounting adjustments on prior period sales, which had an impact of $1 million, and the 53rd week in 2022. Our Varis Division also acquired new customers on the platform in 2021 and early 2022 that contributed to the increase in sales. Since our Varis Division was formed in 2021 there are no prior operating results.

Division operating loss was $66 million in 2022 compared to operating loss of $34 million in 2021, an increase of 94%, which was driven by investments in the resources required to expand and scale the technology platform and upgraded product offerings. The costs were mainly related to payroll, third-party professional fees, and amortization of internally developed software. We expect to continue to incur costs and invest in growing our Varis Division in the near future.

CORPORATE

The line items in our Consolidated Statements of Operations impacted by Corporate activities are presented in the table below, followed by a narrative discussion of the significant matters. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures.

(In millions)	2022	2021	2020
Asset impairments	$14	$20	$182
Merger, restructuring and other operating expenses, net	39	51	102
Total charges and credits impact on Operating income	$53	$71	$284

In addition to these charges and credits, certain selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Expenses” below.

Asset impairments

Asset impairment charges are comprised of the following:

(In millions)	2022	2021	2020
Retail stores	$14	$20	$60
Goodwill and other intangible assets	—	—	115
Other	—	—	7
Total Asset impairments	$14	$20	$182

In 2022, 2021 and 2020, we recognized asset impairment charges of $14 million, $20 million and $182 million, respectively, related to our continuing operations. Of the asset impairment charges in 2022, $12 million was related to the impairment of operating lease ROU assets associated with our retail store locations, and the remainder was related to impairment of fixed assets at these retail store locations. Of the asset impairment charges in 2021, $16 million was related to impairment of operating lease ROU assets associated with our retail store locations, and the remainder was related to impairment of fixed assets at these retail store locations.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In 2022, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our restructuring programs, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value. Our retail store assets recoverability analyses in 2022 also included the impact of the COVID-19 pandemic on the operations of our retail stores as described in the “Office Depot Division” section. As discussed above, there is uncertainty regarding the impact of the COVID-19 pandemic on the results of our operations in 2023 and beyond, which could result in future impairments of store assets if deemed unrecoverable.

We test our goodwill and indefinite-lived intangible assets for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. The re-alignment of our reportable segments described above also resulted in the change of our reporting units during the third quarter of 2022, where each reportable segment also represents a reporting unit. We allocated goodwill to our new reporting units using their relative fair values. We performed impairment assessments of our legacy and current reporting units immediately before and after this change. No impairment was recorded as result of this assessment. During the fourth quarter of 2022, we performed our annual impairment assessment, which was as of the first day of fiscal month December. We used a quantitative assessment for our Varis Division reporting unit, and qualitative assessments for all other reporting units. The quantitative assessment for the Varis Division reporting unit combined the income approach and the market approach valuation methodologies and concluded that the fair value of this reporting unit exceeded its carrying amount. The fair value of our Varis reporting unit exceeded its carrying amount by 21%. Our Varis reporting unit has been in operation since 2021, therefore we have less experience estimating the operating performance of this reporting unit. Changes to the critical assumptions used to estimate the fair value of this reporting unit, including changes in projected revenue growth rates, gross margin or expenses may result in a different calculation of fair value that could lead to the recognition of impairment charges in future periods.

Refer to Note 7. “Goodwill and Other Intangible Assets” in Notes to Consolidated Financial Statements for additional information. If the operating results of our reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in goodwill impairment charges. Further, while we are currently in a strong liquidity and capital position, a significant deterioration may have a material impact on our liquidity and capital in future periods.

Merger, restructuring and other operating expenses, net

We have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. We have also incurred costs related to our actions to separate our consumer business through a potential sale, prior to our Board of Directors’ decision on June 21, 2022 to maintain the consumer business under common ownership. In addition, we have incurred costs related to completing the re-alignment of operations into four Divisions, which also represent our new reportable segments. The expenses and any income recognized directly associated with these actions are included in Merger, restructuring and other operating expenses, net on a separate line in the Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income. Merger, restructuring and other operating expenses, net were $39 million, $51 million and $102 million in 2022, 2021 and 2020, respectively. Refer to Note 2. “Merger, Restructuring and Other Activity” in Notes to Consolidated Financial Statements for an additional analysis of these Corporate charges.

Unallocated Expenses

We allocate to our Divisions functional support expenses that are considered to be directly or closely related to segment activity. These allocated expenses are included in the measurement of Division operating income. Other companies may charge more or less for functional support expenses to their segments, and our results, therefore, may not be comparable to similarly titled measures used by other companies. The unallocated expenses primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, legal, audit and similar functions. Unallocated expenses were $91 million, $88 million, and $106 million in 2022, 2021 and 2020, respectively. The increase in 2022 compared to 2021 was primarily due to higher Corporate payroll incentive expenses and professional fees.

Other Income and Expense

(In millions)	2022	2021	2020
Interest income	$5	$1	$4
Interest expense	(16)	(28)	(42)
Loss on extinguishment and modification of debt	—	—	(12)
Other income, net	10	24	6

In April 2020, we entered into the Third Amended Credit Agreement which provided for an aggregate principal amount of up to $1.3 billion asset-based revolving credit facility and asset-based FILO Term Loan Facility, maturing in April 2025. During the first quarter of 2022, we reduced our asset-based revolving credit facility by $200 million to $1.0 billion and retired $43 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement. We recorded $4 million, $5 million and $6 million of interest expense in 2022, 2021 and 2020, respectively, related to the Third Amended Credit Agreement. We also recorded interest expense related to our finance lease obligations and revenue bonds in all periods presented. Interest expense in 2022 also includes $3 million of income related to reversal of uncertain tax positions.

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

Income Taxes

(In millions)	2022	2021	2020
Income tax expense	$64	$44	$25
Effective income tax rate*	26%	19%	(66)%

*	Income taxes as a percentage of income from continuing operations before income taxes.

During 2022 and 2021, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to limited international operations and improved operating results. Our effective tax rates were 26%, 19% and (66)% in 2022, 2021 and 2020, respectively.

In 2022, our effective tax rate was primarily impacted by the recognition of a tax windfall associated with stock-based compensation. This factor, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate of 26% for 2022 to differ from the statutory rate of 21%. Our effective tax rate for prior periods has varied considerably primarily due to the impact of goodwill impairment, state taxes, stock-based compensation awards, recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position, certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact our effective tax rates in future quarters.

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

It is anticipated that $2 million of the material tax positions will be resolved within the next 12 months. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

We file a U.S. Federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal and state and local income tax examinations for years before 2020 and 2017, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. Federal income tax examination and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years prior to 2017. Our U.S. Federal income tax returns for 2021 are currently under review. Generally, we are subject to routine examination for years 2017 and forward in our international tax jurisdictions.

Refer to Note 4. “Income Taxes” in Notes to Consolidated Financial Statements for additional tax discussion.

Discontinued Operations

Refer to Note 15. “Discontinued Operations” in Notes to Consolidated Financial Statements for information regarding the CompuCom Division which is accounted for as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At December 31, 2022 and December 25, 2021, we had $403 million and $514 million in cash and cash equivalents, respectively, and $856 million and $877 million of available credit under the Third Amended Credit Agreement (as defined in Note 8. “Debt” in Notes to Consolidated Financial Statements), for a total liquidity of approximately $1.3 billion at the end of fiscal 2022. Despite the weaker global economic conditions and the uncertainties related to the current macroeconomic environment, we currently believe that as a result of our strong financial position, including our cash and cash equivalents on hand, availability of funds under the Third Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, costs associated with the previously planned separation of our consumer business, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Annual Report on Form 10-K. From time to time, we may prepay outstanding debt and/or restructure or refinance debt obligations. As the impact of the COVID-19 pandemic on the global and national economies and our operations evolve, we will continue to assess our liquidity needs.

Financing

As disclosed in Note 8. “Debt” in Notes to Consolidated Financial Statements, on April 17, 2020, we entered into the Third Amended and Restated Credit Agreement, which provided for a $1.2 billion asset-based revolving credit facility and a $100 million asset-based FILO Term Loan Facility, for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature in April 2025. The Third Amended and Restated Credit Agreement replaced our then existing amended and restated credit agreement that was due to mature in May 2021. During the first quarter of 2022, we reduced our asset-based revolving credit facility by $200 million to $1.0 billion and retired $43 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement.

There were no revolving loans outstanding. We had $57 million of outstanding FILO Term Loan Facility loans and $41 million of outstanding standby letters of credit under the Third Amended Credit Agreement at the end of fiscal 2022, and we were in compliance with all applicable covenants at December 31, 2022.

Strategic Transformation

In addition to the acquisitions disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets in connection with our strategic transformation. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness.

Capital Expenditures

In 2023, we expect to incur capital expenditures of up to approximately $100 million, including investments to support our business priorities. These expenditures will be funded through available cash on hand and operating cash flows.

Capital Return Programs – Share Repurchases and Dividends

In May 2021, our Board of Directors approved a stock repurchase program of up to $300 million, available through June 30, 2022. Our Board of Directors reviewed the existing capital allocation programs in connection with the sale of CompuCom, and on December 31, 2021, authorized an additional $200 million for share repurchases under the then existing stock repurchase program, for a total authorization of $650 million. This stock repurchase program expired on June 30, 2022, and in July 2022, our Board of Directors approved a stock repurchase program of up to $600 million, available through June 30, 2024. In October 2022, our Board of Directors approved a new stock repurchase program of up to $1 billion, available through December 31, 2025 to replace the existing $600 million stock repurchase program effective November 3, 2022.

On November 16, 2021, as part of the stock repurchase program that expired on June 30, 2022, we entered into an ASR to repurchase shares of our common stock in exchange for an up-front payment $150 million and increased the authorization to $450 million. The ASR repurchase period ran through May 25, 2022, and we received 0.7 million shares of our common stock as the final settlement of the ASR in the second quarter of 2022. We repurchased 3.6 million shares of our common stock in total at an average price per share of $41.46 under the ASR. In July 2022, as part of the $600 million stock repurchase program, our Board of Directors approved a Dutch auction tender offer to repurchase up to $300 million worth of shares of its common stock, based on demand. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $31.50 to $36.00 per share subject to the conditions set forth in the tender offer documents. The tender offer commenced on July 18, 2022 and expired on August 12, 2022. We repurchased 14 thousand shares under the tender offer at a cost of $1 million. We repurchased 6 million additional shares of our common stock, at a cost of $266 million, in the third and fourth quarters of 2022. As a result, we repurchased 7 million shares in 2022, including the final settlement of the ASR at a weighted average price of $41.21 per common share, for total consideration of $295 million. As of December 31, 2022, $847 million remains available for stock repurchases under the current stock repurchase program, after considering purchases made under the $1 billion authorization effective November 3, 2022. Subsequent to the end of fiscal 2022 and through February 22, 2023, we repurchased 2 million shares of our common stock at a cost of $100 million.

The new authorization may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors and will be funded through available cash balances. Our Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements. The authorized amount under the stock repurchase program excludes fees, commissions or other expenses.

We did not declare any cash dividends in 2022. We do not anticipate declaring cash dividends in the foreseeable future. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

We will continue to evaluate our capital return programs as appropriate. Decisions regarding future share repurchases and dividends are within the discretion of our Board of Directors, and depend on a number of factors, including, general business and economic conditions, which includes the impact of COVID-19 on such conditions, and other factors which are discussed in this discussion and analysis and “Risk Factors” within Other Key Information in this Annual Report.

CASH FLOWS

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

(In millions)	2022	2021	2020
Operating activities of continuing operations	$237	$344	$425
Investing activities of continuing operations	(86)	(75)	746
Financing activities of continuing operations	(355)	(459)	(1,193)

Operating Activities from Continuing Operations

Cash provided by operating activities from continuing operations was $237 million in 2022, compared to $344 million in 2021. This decrease in cash flows from operating activities was primarily driven by $123 million less cash inflows from working capital, and $30 million less income from operations, after adjusting for non-cash charges, partially offset by $46 million higher usage of deferred tax assets. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of customer promotions, vendor production planning, new product introductions and working capital management. In 2022, the primary drivers for higher working capital usage was due to $124 million more cash outflows due to changes in our trade payables and other liabilities and $22 million more cash outflows from inventory purchases, partially offset by $19 million more cash inflows due to changes in our receivables. The higher outflows related to our trade payables and other liabilities was mainly due to timing of payments and the 53rd week in 2022. The change in inventories is mainly attributable to purchase volume. The change in our receivables is due to the impact the recovery in sales of our ODP Business Solutions Division in 2022.

Cash provided by operating activities of continuing operations decreased by $81 million during 2021 when compared to 2020. This decrease was primarily driven by $103 million less cash inflows from working capital, partially offset by $39 million more income from operations, after adjusting for non-cash charges.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements.

Investing Activities from Continuing Operations

Cash used by investing activities from continuing operations was $86 million in 2022, which was primarily driven by $99 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities. These outflows were partially offset by the cash proceeds from our company-owned life insurance policies of $5 million and proceeds from sale of assets of $8 million.

Cash used by investing activities of continuing operations was $75 million in 2021, primarily driven by $29 million in business acquisitions, net of cash acquired, and $73 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities. These outflows were partially offset by the cash proceeds from our company-owned life insurance policies of $22 million and proceeds from sale of assets of $5 million.

Financing Activities from Continuing Operations

Cash used in financing activities of continuing operations was $355 million in 2022. The cash outflow in 2022 primarily consisted of $266 million in repurchases of common stock including commission, $64 million of net payments on short- and long-term borrowings activity related to our debt, including retirement, and $20 million share purchases for taxes, net of proceeds, for employee share-based transactions.

Cash used in financing activities of continuing operation was $459 million in 2021, primarily consisting of $125 million of net payments on short- and long-term borrowings activity related to our debt, including retirement, $277 million in repurchases of common stock including commission, $30 million advance payment for accelerated share repurchase and $26 million share purchases for taxes, net of proceeds, for employee share-based transactions.

Discontinued Operations

Cash provided by (used in) operating, investing and financing activities of discontinued operations is summarized as follows:

(In millions)	2022	2021	2020
Operating activities of discontinued operations	$—	$2	$60
Investing activities of discontinued operations	76	(4)	(10)
Financing activities of discontinued operations	—	—	—

There were no cash flows related to operating activities of discontinued operations year-to-date 2022. Cash used in operating activities from discontinued operations was $2 million in 2021. The change in operating cash flows of discontinued operations in the comparative periods was primarily driven by the sale of our CompuCom Division on December 31, 2021.

Cash flows from investing activities from discontinued operations was $76 million in 2022, compared to cash used in investing activities from discontinued operations of $4 million in 2021. The change in investing cash flows of discontinued operations in the comparative periods reflects proceeds received from the sale of our CompuCom Division, net of cash sold and selling costs, on December 31, 2021. In addition, 2022 includes $10 million of insurance proceeds received related to the malware incident in 2021.

Contractual Obligations

Contractual obligations for future payments at December 31, 2022 primarily relate to operating and finance lease commitments, obligations under our long-term debt, and purchase commitments.

Operating and financing leases represent minimum required lease payments during the noncancelable lease term. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities, and maintenance, which are not included in our estimated lease obligation. Refer to Note 9. “Leases” in Notes to Consolidated Financial Statements for the maturities of our operating and finance lease obligations.

Long-term debt obligations consist primarily of expected payments of principal and interest on our $57 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement and $90 million of revenue bonds and gold debentures at various interest rates. Refer to Note 8. “Debt” in Notes to Consolidated Financial Statements for the maturities of our long-term debt obligations.

Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding on us that meet any of the following criteria: (1) they are non-cancelable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If the obligation is non-cancelable, the entire value of the contract is included as a purchase obligation. If the obligation is cancelable, but we would incur a penalty if cancelled, the dollar amount of the penalty is included as a purchase obligation. If we can unilaterally terminate an agreement simply by providing a certain number of days’ notice or by paying a termination fee, the amount of the termination fee or the amount that would be paid over the “notice period” is included as a purchase obligation. As of December 31, 2022, purchase obligations include marketing services, outsourced accounting services, certain fixed assets and software licenses, service and maintenance contracts for information technology and communication.

Our Consolidated Balance Sheet as of December 31, 2022 includes $122 million classified as Deferred income taxes and other long-term liabilities. Deferred income taxes and other long-term liabilities primarily consist of net long-term deferred income taxes, deferred lease credits, long-term restructuring accruals, certain liabilities under our deferred compensation plans, accruals for uncertain tax positions, and environmental accruals. Refer to Note 2. “Merger, Restructuring and Other Activity” in Notes to Consolidated Financial Statements for a discussion of our restructuring accruals and Note 4. “Income Taxes” in Notes to Consolidated Financial Statements for additional information regarding our deferred tax positions and accruals for uncertain tax positions.

Our Consolidated Balance Sheet as of December 31, 2022 also includes $11 million of current and non-current pension and postretirement obligations. Our estimate is that payments in future years will total $52 million. This estimate represents the minimum contributions required per Internal Revenue Service funding rules and our estimated future payments under pension and postretirement plans. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, healthcare cost trends, benefit payment patterns and other factors. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. Refer to Note 12. “Employee Benefit Plans” in Notes to Consolidated Financial Statements for additional information.

In addition to the above, we have outstanding standby letters of credit totaling $41 million at December 31, 2022.

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

Important assumptions used in these projections include an assessment of future overall economic conditions, our ability to control future costs, maintain aspects of positive performance, and successfully implement initiatives designed to enhance sales and gross margins. Our assumptions in 2022 also included the impact of the COVID-19 pandemic on store asset recoverability. Due to the nature of products sold, our retail stores were considered to be essential by most local jurisdictions and as a result, the substantial majority of our retail stores have remained open and operational with the appropriate safety measures in place since the beginning of the COVID-19 outbreak, including a curbside pickup option. Our recoverability assessment in 2022 included evaluating the impact of these developments. To the extent our estimates of future performance are not realized, future assessments could result in material impairment charges.

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

The re-alignment of our reportable segments in the third quarter of 2022 resulted in the change of our reporting units, where each reportable segment also represents a reporting unit. We allocated goodwill to our new reporting units using their relative fair values. We performed impairment assessment of our legacy and current reporting units immediately before and after this change. No impairment was recorded as result of this assessment. Refer to Note 7. “Goodwill and Other Intangible Assets” in Notes to Consolidated Financial Statements for additional information.

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

SIGNIFICANT TRENDS, DEVELOPMENTS AND UNCERTAINTIES

Competitive Factors — We continue to see development and growth of competitors in all segments of our business. In particular, Internet-based companies, mass merchandisers and wholesale clubs, as well as food and drugstore chains, have increased their assortment of home office merchandise, attracting additional back-to-school customers and year-round casual shoppers. We have seen substantial growth in the number of competitors that offer office products over the Internet, as well as the breadth and depth of their product offerings. As a result of the changes in customer purchasing habits with the COVID-19 pandemic, we have seen a substantial increase in Internet-based purchasing by customers as they continue to make their purchases online and utilize curbside pickup or offered delivery services instead of going into stores. In addition to large numbers of smaller Internet providers featuring special price incentives and one-time deals (such as close-outs), we are experiencing strong competitive pressures from large Internet providers such as Amazon and Walmart that offer a full assortment of office products through direct sales and, in the case of Amazon, acting as a “storefront” for other specialty office product providers.

Wholesale clubs have expanded beyond their in-store assortment by adding catalogs and websites from which a much broader assortment of products may be ordered. We also face competition from other office supply stores that compete directly with us in numerous markets. This competition is likely to result in increased competitive pressures on pricing, product selection and services provided by our ODP Business Solutions and Office Depot Divisions. Many of these retail competitors, including discounters, wholesale clubs, and drug stores and grocery chains, carry basic office supply products. Some of them also feature technology products. Many of them may price certain of these offerings lower than we do. This trend towards a proliferation of retailers offering a limited assortment of office products is a potentially serious trend that could shift purchasing away from office supply specialty retailers and adversely impact our results. Another trend in our office products industry has been consolidation, as competitors in office supply stores and the copy/print channel have been acquired and consolidated into larger, well-capitalized corporations. This trend towards consolidation, coupled with acquisitions by financially strong organizations, is potentially a significant trend in our office products industry that could impact our results. Additionally, consumers are utilizing more technology and purchasing less paper, ink and toner, physical file storage and general office supplies. Lower demand for printing paper is causing a decline in manufacturing and ensuing industry supply of paper products. This, in turn, is leading to a meaningful increase in paper cost, which we are not always able to pass along to our customers commensurably.

We regularly consider these and other competitive factors when we establish both offensive and defensive aspects of our overall business strategy and operating plans.

Economic Factors — Our customers in the Office Depot Division and certain of our customers in the ODP Business Solutions Division are small and home office businesses. Accordingly, spending by these customers is affected by macroeconomic conditions, such as changes in the housing market and commodity costs, credit availability, inflation and other factors.

Liquidity Factors — We rely on our cash flow from operating activities, available cash and cash equivalents, and access to broad financial markets to provide the liquidity we need to operate our business and fund integration and restructuring activities. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through capital improvements and acquisitions. While we have in place a $1.0 billion asset-based credit facility to provide liquidity, the economic factors affecting our business may limit our ability to access this credit facility in full or cause future refinancing terms to be less favorable than the terms of our current indebtedness.

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

The impact on cash and cash equivalents held at December 31, 2022, from a hypothetical 50-basis-point change in interest rates, would be an increase or decrease in interest income of approximately $2 million. The impact on our New Facilities loans at December 31, 2022, from a hypothetical 50-basis-point change in interest rates, would be an increase or decrease in interest expense of less than $1 million.

The following table provides information about our debt portfolio outstanding as of December 31, 2022, that is sensitive to changes in interest rates. The following table does not include our obligations for pension plans and other postretirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. Refer to Note 12. “Employee Benefit Plans” in Notes to Consolidated Financial Statements for additional information about our pension plans and other postretirement benefits obligations.

	2022			2021
(In millions)	Carrying Amount	Fair Value	Risk Sensitivity	Carrying Amount	Fair Value	Risk Sensitivity
Financial liabilities:
Recourse debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	$57	$57	$—	$100	$100	$1
Revenue bonds, due in varying amounts periodically through 2029	$75	$76	$2	$75	$76	$2
American & Foreign Power Company, Inc. 5% debentures, due 2030	$15	$14	$—	$15	$16	$1

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50-basis-point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50-basis-point change in interest rates prevailing at year-end.

Foreign Exchange Rate Risk

We conduct business through our entities in Canada and China, where their functional currency is not the U.S. dollar. We continue to assess our exposure to foreign currency fluctuations against the U.S. dollar. As of December 31, 2022, a 10% change in the applicable foreign exchange rates would have resulted in an increase or decrease in our pretax earnings from continuing operations of less than $1 million.

Commodities Risk

We operate a large network of stores and distribution centers. As such, we purchase fuel needed to transport products to our retail stores and customers as well as pay shipping costs to import products from overseas. We are exposed to potential changes in the underlying commodity costs associated with this transport activity.

We may enter into economic hedge transactions for a portion of our anticipated fuel consumption. These arrangements are marked to market at each reporting period. Some of these arrangements may not be designated as hedges for accounting purposes and changes in value are recognized in current earnings through the Cost of goods sold and occupancy costs line in the Consolidated Statements of Operations. Those that are designated as hedges for accounting purposes are also marked to market at each reporting period, with the change in value deferred in accumulated other comprehensive income until the related fuel is consumed. Currently, these economic hedging transactions are not considered material. As of December 31, 2022, excluding the impact of any hedge transaction, a 10% change in domestic commodity costs would have resulted in an increase or decrease in our operating profit of approximately $6 million.

SEASONALITY

Our business experiences a certain level of seasonality, with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter for our ODP Business Solutions and Office Depot Divisions. Certain working capital components may build and recede during the year reflecting established selling cycles. Business cycles can and have impacted our operations and financial position when compared to other periods.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Our internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report provided below.

OTHER INFORMATION

AMENDED AND RESTATED BYLAWS

On February 24, 2023, our Board of Directors amended our bylaws, effective immediately, to enhance procedural mechanics and disclosure requirements in connection with shareholder nominations of directors, including by requiring (i) a shareholder delivering a nomination notice pursuant to Rule 14a-19 under the Exchange Act to certify that such shareholder has met the requirements of Rule 14a-19 and (ii) a shareholder directly or indirectly soliciting proxies from other shareholders to use a proxy card color other than white. The amendments to the bylaws also included certain other modifications that provide clarification and consistency.

The foregoing description of the amendments to the bylaws is qualified in its entirety by the text of the bylaws, as amended, a copy of which is attached as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated herein by reference.

APPOINTMENT OF CHIEF ACCOUNTING OFFICER & CONTROLLER

On February 27, 2023, we announced the appointment of Max W. Hood, 44, to serve as Senior Vice President, Chief Accounting Officer & Controller of the Company, effective February 26, 2023 (the “Effective Date”). Mr. Hood joined the Company in 2018 as Vice President, Financial Operations and was named Vice President, Accounting & Treasury in March 2021. Prior to joining the Company, Mr. Hood held roles at GE, including Global Operations Controller for its $10 billion energy division. Mr. Hood has a dual Bachelor of Science degree in Accounting and Management Information Systems from Miami University in Oxford, Ohio and he is a Certified Public Accountant.

On the Effective Date, Mr. Hood’s annual base salary will be $335,000. In addition, Mr. Hood will (i) be eligible to participate in the Company’s Corporate Incentive Plan with a target incentive payout set at 60% of his annual eligible earnings, (ii) continue to be eligible to receive awards under the Company’s Long-Term Incentive Plan at the time grants are made to other senior executives of the Company, and (iii) be eligible for the Company’s Executive Car Allowance Program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The ODP Corporation

Boca Raton, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The ODP Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended December 31, 2022, of the Company and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.

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

March 1, 2023

REFERENCE TO THE PROXY STATEMENT

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers is set forth under the caption “Information About Our Executive Officers” within Who Manages Our Business of this Annual Report.

Information required by this item with respect to our directors and the nomination process will be contained under the headings “Election of Directors” and “Corporate Governance,” respectively, in the proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) within 120 days after the end of our fiscal year, which information is incorporated by reference in this Annual Report.

Information required by this item with respect to our audit committee and our audit committee financial experts will be contained in the Proxy Statement under the heading “Corporate Governance – Board and Committee Responsibilities” and is incorporated by reference in this Annual Report.

Our Code of Ethical Behavior is in compliance with applicable rules of the SEC that apply to our principal executive officer, our principal financial officer, and our principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethical Behavior is available free of charge on the “Investor Relations” section of our website, investor.theodpcorp.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethical Behavior by posting such information on our website at the address and location specified above.

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

3.1	Amended and Restated Certificate of Incorporation of The ODP Corporation (Incorporated by reference from Exhibit 3.1 of The ODP Corporation’s Form 8-K12B, filed with the SEC on July 1, 2020).

3.2	Amended and Restated Bylaws of The ODP Corporation.

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

10.11

The Office Depot, Inc. Executive Change in Control Severance Plan effective August 1, 2014 (Incorporated by reference from Exhibit 10.1 of Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2014).*

10.12

Amendment to Office Depot, Inc. Executive Change in Control Severance Plan effective as of August 10, 2020 (Incorporated by reference from Exhibit 10.12 of The ODP Corporation’s Annual Report on Form 10-K, filed with the SEC on February 23, 2022).*

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

10.18

Amendment to Employment Agreement, dated July 1, 2020, by and between The ODP Corporation, Office Depot, LLC and Gerry P. Smith (Incorporated by reference from Exhibit 10.2 of The ODP Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2020).*

10.19

Assignment and Assumption Agreement, as of June 30, 2020, by and between The ODP Corporation and Office Depot, LLC (Incorporated by reference from Exhibit 10.1 of The ODP Corporation’s Form 8-K12B, filed with the SEC on July 1, 2020).

10.20

Cooperation Agreement, by and among HG Vora Capital Management, LLC and The ODP Corporation, dated January 25, 2021 (Incorporated by reference from Exhibit 10.1 of The ODP Corporation’s Form 8-K, filed with the SEC on January 26, 2021).

10.21

Second Amendment to the Cooperation Agreement, by and among HG Vora Capital Management, LLC and The ODP Corporation, dated December 27, 2022 (Incorporated by reference from Exhibit 10.1 of The ODP Corporation’s Form 8-K, filed with the SEC on December 28, 2022).

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

Exhibit Number	Exhibit

10.30

Securities Purchase Agreement with Lincoln Merger Sub Two LLC, CompuCom Super Holdings LLC, and Project Heritage Acquisition, LLC, dated December 31, 2021 (Incorporated by reference from Exhibit 10.30 of The ODP Corporation’s Annual Report on Form 10-K, filed with the SEC on February 23, 2022).*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March 2023.

THE ODP CORPORATION

By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 1, 2023.

Signature	Capacity

/s/ GERRY P. SMITH Gerry P. Smith	Chief Executive Officer (Principal Executive Officer), Director

/s/ D. ANTHONY SCAGLIONE D. Anthony Scaglione	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MAX W. HOOD Max W. Hood	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ JOSEPH S. VASSALLUZZO	Chairman, Board of Directors
Joseph S. Vassalluzzo

/s/ QUINCY L. ALLEN	Director
Quincy L. Allen

/s/ KRISTIN A. CAMPBELL	Director
Kristin A. Campbell

/s/ MARCUS B. DUNLOP	Director
Marcus B. Dunlop

/s/ CYNTHIA T. JAMISON	Director
Cynthia T. Jamison

/s/ SHASHANK SAMANT	Director
Shashank Samant

/s/ WENDY L. SCHOPPERT Wendy L. Schoppert	Director

/s/ DAVID M. SZYMANSKI	Director
David M. Szymanski

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The ODP Corporation

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The ODP Corporation and subsidiaries (the "Company") as of December 31, 2022 and December 25, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three fiscal years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company’s consolidated goodwill balance was $464 million at December 31, 2022. Goodwill is tested for impairment by management at least annually at the reporting unit level, or more often if an indicator of impairment is present, by comparing allocated carrying value of goodwill to the estimated fair value of the respective reporting unit or through a qualitative assessment to determine whether it is not more likely than not that the fair value of the reporting units are less than their respective carrying amounts. The determination of fair value of the reporting units, or events and conditions affecting fair value in the case of a qualitative analysis, require management to make significant estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital for each reporting unit. An adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the financial statements.

Of the $464 million consolidated goodwill balance, the Varis reporting unit represented $68 million of the balance at December 31, 2022. As of November 20, 2022, the Company performed its annual impairment assessment. The annual impairment assessment was performed using a quantitative assessment for the Varis reporting unit. Based upon these tests, it was concluded that the fair value of the Varis reporting unit exceeded its carrying amount.

Given the significant judgments made by management to estimate the fair value of the Varis reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments related to forecasts of future revenues, cost of sales, expenses, and weighted-average cost of capital for the Varis reporting unit included the following, among others:

•	We tested the effectiveness of controls relating to management’s goodwill impairment test, including those over the forecasts and the weighted-average cost of capital.
•

We evaluated the reasonableness of management’s revenue, cost of sales and expenses forecast by comparing the forecast to (1) the actual historical results of the Varis reporting unit, (2) internal communications amongst management and the Board of Directors, (3) external communications made by management to analysts and investors, (4) evidence obtained throughout the audit, and (5) industry reports discussing the operating forecasts for the technology services industry.

•	We developed a range of independent estimates based on the key inputs into the discounted cash flow model and compared those to the assumptions used by management.
•

With the assistance of our fair value specialists, we evaluated the valuation methodology and assumptions used to determine the fair value of the Varis reporting unit, such as the weighted average cost of capital, by

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

March 1, 2023

We have served as the Company's auditor since 1990.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	2022	2021	2020
Sales	$8,491	$8,465	$8,872
Cost of goods sold and occupancy costs	6,643	6,602	6,921
Gross profit	1,848	1,863	1,951
Selling, general and administrative expenses	1,552	1,558	1,661
Asset impairments	14	20	182
Merger, restructuring and other operating expenses, net	39	51	102
Operating income	243	234	6
Other income (expense):
Interest income	5	1	4
Interest expense	(16)	(28)	(42)
Loss on extinguishment and modification of debt	—	—	(12)
Other income, net	10	24	6
Income (loss) from continuing operations before income taxes	242	231	(38)
Income tax expense	64	44	25
Net income (loss) from continuing operations	178	187	(63)
Discontinued operations, net of tax	(12)	(395)	(256)
Net income (loss)	$166	$(208)	$(319)
Basic earnings (loss) per share
Continuing operations	$3.73	$3.54	$(1.20)
Discontinued operations	(0.25)	(7.47)	(4.85)
Net basic earnings (loss) per share	$3.48	$(3.93)	$(6.05)
Diluted earnings (loss) per share
Continuing operations	$3.61	$3.42	$(1.20)
Discontinued operations	(0.24)	(7.21)	(4.85)
Net diluted earnings (loss) per share	$3.37	$(3.79)	$(6.05)

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	2022	2021	2020
Net income (loss)	$166	$(208)	$(319)
Other comprehensive income, net of tax, where applicable:
Foreign currency translation adjustments	(12)	—	2
Change in deferred pension, net of $(3) million, $6 million and $7 million of deferred income taxes in 2022, 2021 and 2020, respectively	(59)	26	32
Total other comprehensive income, net of tax, where applicable	(71)	26	34
Comprehensive income (loss)	$95	$(182)	$(285)

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	December 31,	December 25,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$403	$514
Receivables, net	536	495
Inventories	828	859
Prepaid expenses and other current assets	36	52
Current assets held for sale	107	469
Total current assets	1,910	2,389
Property and equipment, net	352	477
Operating lease right-of-use assets	874	936
Goodwill	464	464
Other intangible assets, net	46	54
Deferred income taxes	182	219
Other assets	321	326
Noncurrent assets held for sale	—	—
Total assets	$4,149	$4,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$821	$950
Accrued expenses and other current liabilities	1,005	994
Income taxes payable	17	11
Short-term borrowings and current maturities of long-term debt	16	20
Current liabilities held for sale	—	290
Total current liabilities	1,859	2,265
Deferred income taxes and other long-term liabilities	122	159
Pension and postretirement obligations, net	16	22
Long-term debt, net of current maturities	172	228
Operating lease liabilities	693	753
Noncurrent liabilities held for sale	—	—
Total liabilities	2,862	3,427
Commitments and contingencies
Stockholders’ equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 65,636,015 at December 31, 2022 and 64,704,979 at December 25, 2021; outstanding shares — 42,213,046 at December 31, 2022 and 48,455,951 at December 25, 2021	1	1
Additional paid-in capital	2,742	2,692
Accumulated other comprehensive loss	(77)	(6)
Accumulated deficit	(451)	(617)
Treasury stock, at cost — 23,422,969 shares at December 31, 2022 and 16,249,028 shares at December 25, 2021	(928)	(632)
Total stockholders’ equity	1,287	1,438
Total liabilities and stockholders’ equity	$4,149	$4,865

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$166	$(208)	$(319)
Loss from discontinued operations, net of tax	(12)	(395)	(256)
Net income (loss) from continuing operations	178	187	(63)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	131	146	157
Amortization of debt discount and issuance costs	2	2	3
Charges for losses on receivables and inventories	19	22	33
Asset impairments	14	20	182
(Gain) loss on disposition of assets, net	(4)	(5)	4
Loss on extinguishment and modification of debt	—	—	12
Compensation expense for share-based payments	40	38	41
Deferred income taxes and deferred tax asset valuation allowances	40	(6)	11
Changes in assets and liabilities:
Decrease (increase) in receivables	(42)	(61)	185
Decrease in inventories	13	35	76
Net decrease in prepaid expenses, operating lease right-of-use assets, and other assets	282	281	304
Net increase in trade accounts payable, accrued expenses, operating lease liabilities, and other current and other long-term liabilities	(436)	(312)	(519)
Other operating activities	—	(3)	(1)
Total adjustments	59	157	488
Net cash provided by operating activities of continuing operations	237	344	425
Net cash provided by operating activities of discontinued operations	—	2	60
Net cash provided by operating activities	237	346	485
Cash flows from investing activities:
Capital expenditures	(99)	(73)	(58)
Businesses acquired, net of cash acquired	—	(29)	(30)
Proceeds from collection of notes receivable	—	—	818
Proceeds from disposition of assets	8	5	3
Settlement of company-owned life insurance policies	5	22	13
Net cash provided by (used in) investing activities of continuing operations	(86)	(75)	746
Net cash provided by (used in) investing activities of discontinued operations	76	(4)	(10)
Net cash provided by (used in) investing activities	(10)	(79)	736
Cash flows from financing activities:
Net payments on long and short-term borrowings	(21)	(25)	(341)
Debt retirement	(43)	(100)	(1,196)
Debt issuance	—	—	400
Cash dividends on common stock	—	—	(13)
Share purchases for taxes, net of proceeds from employee share-based transactions	(20)	(26)	(5)
Repurchase of common stock for treasury and advance payment for accelerated share repurchase	(266)	(307)	(30)
Other financing activities	(5)	(1)	(8)
Net cash used in financing activities of continuing operations	(355)	(459)	(1,193)
Net cash used in financing activities of discontinued operations	—	—	—
Net cash used in financing activities	(355)	(459)	(1,193)
Effect of exchange rate changes on cash and cash equivalents	(5)	—	1
Net increase (decrease) in cash, cash equivalents and restricted cash	(133)	(192)	29
Cash, cash equivalents and restricted cash at beginning of period	537	729	700
Cash, cash equivalents and restricted cash at end of period	404	537	729
Less: cash and cash equivalents of discontinued operations	—	(23)	—
Cash, cash equivalents and restricted cash at end of period — continuing operations	$404	$514	$729
Supplemental information on operating, investing, and financing activities
Right-of-use assets obtained in exchange for new finance lease liabilities	$4	$3	$29
Right-of-use assets obtained in exchange for new operating lease liabilities	228	127	117
Cash taxes paid (refunded), net	17	43	(14)
Cash interest paid, net of amounts capitalized and Timber notes/Non-recourse debt	16	25	40
Other current and noncurrent receivables obtained from disposition of discontinued operations	9	—	—
Promissory note receivable obtained from disposition of discontinued operations	55	—	—
Earn-out receivable obtained from disposition of discontinued operations	9	—	—
Transfer from additional paid-in capital to treasury stock for final settlement of the accelerated share repurchase agreement	29	—	—
Business acquired in exchange for common stock issuance	—	35	—

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 28, 2019	62,042,477	$1	$2,652	$(66)	$(89)	$(325)	$2,173
Net loss	—	—	—	—	(319)	—	(319)
Other comprehensive income	—	—	—	34	—	—	34
Exercise and release of incentive stock (including income tax benefits and withholding)	508,778	—	(5)	—	—	—	(5)
Amortization of long-term incentive stock grants	—	—	41	—	—	—	41
Dividends paid on common stock ($0.25 per share)	—	—	(13)	—	—	—	(13)
Repurchase of common stock	—	—	—	—	—	(30)	(30)
Adjustment for adoption of accounting standard	—	—	—	—	(1)	—	(1)
Balance at December 26, 2020	62,551,255	1	2,675	(32)	(409)	(355)	1,880
Net loss	—	—	—	—	(208)	—	(208)
Other comprehensive income	—	—	—	26	—	—	26
Exercise and release of incentive stock (including income tax benefits and withholding)	1,326,226	—	(26)	—	—	—	(26)
Amortization of long-term incentive stock grants	—	—	38	—	—	—	38
Repurchase of common stock and advance payment for accelerated share repurchase	—	—	(30)	—	—	(277)	(307)
Common stock issuance related to the BuyerQuest acquisition	827,498	—	35	—	—		35
Balance at December 25, 2021	64,704,979	$1	$2,692	$(6)	$(617)	$(632)	$1,438
Net income	—	—	—	—	166	—	166
Other comprehensive loss	—	—	—	(71)	—	—	(71)
Exercise and release of incentive stock (including income tax benefits and withholding)	931,036	—	(20)	—	—	—	(20)
Amortization of long-term incentive stock grants	—	—	40	—	—	—	40
Final settlement of the accelerated share repurchase agreement	—	—	29	—	—	(29)	—
Repurchase of common stock	—	—	—	—	—	(266)	(266)
Other	—	—	1			(1)	—
Balance at December 31, 2022	65,636,015	$1	$2,742	$(77)	$(451)	$(928)	$1,287

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The ODP Corporation (including its consolidated subsidiaries, “ODP” or the “Company”) is a leading provider of products, services and technology solutions through an integrated business-to-business (“B2B”) distribution platform and omni-channel presence, which includes supply chain and distribution operations, dedicated sales professionals, a B2B digital procurement solution, online presence, and a network of Office Depot and OfficeMax retail stores. Through its operating companies Office Depot, LLC; ODP Business Solutions, LLC; Veyer, LLC; and Varis, LLC, The ODP Corporation empowers every business, professional, and consumer to achieve more every day.

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

The Company’s CompuCom Division was sold through a single disposal group on December 31, 2021. The Company has reclassified the financial results of the CompuCom Division to Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. The Company also reclassified the related assets and liabilities as assets and liabilities held for sale on the accompanying Consolidated Balance Sheet as of December 25, 2021, and presented cash flows from the Company’s discontinued operations in the Consolidated Statements of Cash Flows for all periods. Refer to Note 15 for additional information.

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

Fiscal Year: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Fiscal year 2022 had 53 weeks and ended on December 31, 2022. Fiscal year 2021 had 52 weeks and ended on December 25, 2021. Fiscal year 2020 had 52 weeks and ended on December 26, 2020. Certain subsidiaries operate on a calendar year basis; however, the reporting difference did not have a material impact in any period presented.

Estimates and Assumptions: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Business Combinations: The Company applies the acquisition method of accounting for acquisitions where the Company is considered the accounting acquirer in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). The results of operations of acquired businesses are included in the Company’s consolidated results prospectively from the date of acquisition. The Company allocates the fair value of purchase consideration to the tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. Various valuation methodologies are used to estimate the fair value of assets acquired and liabilities assumed, including using a market participant perspective when applying cost, income and relief from royalty analyses, supplemented with market appraisals where appropriate. Significant judgments and estimates are required in preparing these fair value estimates. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and the Company and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. The Company did not have any acquisitions in 2022. Based on new information received, the preliminary purchase price allocations of the companies acquired in 2021 have been adjusted during the respective measurement periods. These adjustments were insignificant individually and in the aggregate to the Company’s Consolidated Financial Statements. The measurement periods for acquisitions completed in 2021 closed within 2022. Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred, instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger, restructuring and other operating expenses, net line in the Consolidated Statements of Operations.

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

Amounts not yet presented for payment to zero balance disbursement accounts of $16 million at December 31, 2022 are presented in Trade accounts payable and Accrued expenses and other current liabilities. At December 25, 2021, there were no amounts not yet presented for payment to zero balance disbursement accounts in Trade accounts payable and Accrued expenses and other current liabilities, and $1 million was presented in Current liabilities held for sale.

At December 31, 2022 and December 25, 2021, cash and cash equivalents held outside the United States amounted to $113 million and $108 million, respectively. At December 25, 2021, there was $17 million cash and cash equivalents held outside the United states included in Current assets held for sale.

Restricted cash consists primarily of cash in bank committed to fund UK pension obligations based on the agreements that govern the UK pension plan. Restricted cash is valued at cost, which approximates fair value. Restricted cash was $1 million at December 31, 2022. There was no restricted cash at December 25, 2021.

Receivables: Trade receivables totaled $412 million and $353 million at December 31, 2022 and December 25, 2021, respectively, net of an allowance for doubtful accounts of $8 million and $9 million, respectively, to reduce receivables to an amount expected to be collectible from customers.

Exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the United States or

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

internationally, as well as the impact of the COVID-19 pandemic on the expected credit and collectability trends. No single customer accounted for more than 10% of total sales or receivables in 2022, 2021 or 2020. Other receivables were $123 million and $143 million at December 31, 2022 and December 25, 2021, respectively, of which $82 million and $104 million, respectively, are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs.

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

Income Taxes: Income taxes are accounted for under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities attributable to differences between the carrying amounts and the tax bases of assets and liabilities and operating loss and tax credit carryforwards. Valuation allowances are recorded to reduce deferred tax assets to the amount believed to be more likely than not to be realized. The Company recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination. Interest related to income tax exposures is included in interest expense in the Consolidated Statements of Operations. Refer to Note 4 for additional information on income taxes.

Property and Equipment: Property and equipment additions are recorded at cost. Depreciation and amortization is recognized over the estimated useful lives using the straight-line method. The useful lives of depreciable assets are estimated to be 15-30 years for buildings and 3-10 years for furniture, fixtures and equipment. Computer software is amortized over three years for common office applications, five years for larger business applications and seven years for certain enterprise-wide systems. Leasehold improvements are amortized over the shorter of the estimated economic lives of the improvements or the terms of the underlying leases, including renewal options considered reasonably assured. The Company capitalizes certain costs related to internal use software that is expected to benefit future periods. These costs are amortized using the straight-line method over the 3 to 7 year expected life of the software. Major repairs that extend the useful lives of assets are capitalized and amortized over the estimated use period. Routine maintenance costs are expensed as incurred. Refer to Note 6 for additional information on property and equipment.

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

THE ODP CORPORATION

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

Refer to Note 7 for additional information on goodwill and other intangible assets.

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

Facility Closure and Severance Costs: Retail store performance is regularly reviewed against expectations and retail stores not meeting performance requirements may be closed. Retail stores are also closed as part of restructuring activities which aim to optimize the Company’s retail footprint. Refer to Note 2 for additional information on the restructuring programs and associated store closures. Costs associated with facility closures, principally accrued lease costs, are recognized when the facility is no longer used in an operating capacity or when a liability has been incurred. Retail store assets, including operating lease right-of-use (“ROU”) assets, are also reviewed for possible impairment, or reduction of estimated useful lives.

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

Accrued Expenses and Other Current Liabilities: The major components of Accrued expenses and other current liabilities in the Consolidated Balance Sheets are tax liabilities, payroll and benefit accruals, customer rebates accruals, inventory receipts accruals and current portion of operating lease liabilities. Accrued payroll and benefits were $158 million and $148 million at December 31, 2022 and December 25, 2021, respectively.

Fair Value of Financial Instruments: The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In developing its fair value estimates, the Company uses the following hierarchy:

Level 1	Quoted prices in active markets for identical assets or liabilities.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature. Refer to Note 13 for further fair value information.

Revenue Recognition: Revenue includes the sale of:

-	Supplies such as paper, writing instruments, office supplies, cleaning and breakroom items, personal protective equipment, and product subscriptions;
-

Technology related products such as toner and ink, printers, computers, tablets and accessories, electronic storage, and sales of third-party software, as well as technology support services offerings provided in the Company’s retail stores, such as installation and repair;

-	Furniture and other products such as desks, seating, luggage, gift cards and warranties, as well as supply chain services and e-procurement platform offerings; and
-	Copy and print services, including managed print and fulfillment services.

The Company sells its supplies, furniture and other products through its ODP Business Solutions and Office Depot Divisions. Supply chain services are provided through its Veyer Division, and e-procurement platform fees are generated through its Varis Division. Customers can purchase products through the Company’s call centers, electronically through its Internet websites, or through its retail stores. Revenues from supplies, technology, and furniture and other product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer.

Furniture also includes arrangements where customers can make special furniture interior design and installation orders that are customized to their needs. The performance obligations related to these arrangements are satisfied over time.

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

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts in 2022, 2021 and 2020.

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

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and deferred revenue is recorded in the amount of

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As December 31, 2022 and December 25, 2021, the Company had $15 million and $12 million, respectively, of deferred revenue related to the loyalty program, which is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. A receivable is recognized in the period the Company delivers goods or provides services, and is recorded at the invoiced amount. A receivable is also recognized for unbilled services where the Company’s right to consideration is unconditional, and is recorded based on an estimate of time and materials. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 20 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that the contracts do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing its products and services.

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	December 31,	December 25,
(In millions)	2022	2021
Trade receivables, net	$412	$353
Short-term contract assets	8	16
Long-term contract assets	2	8
Short-term contract liabilities	41	52
Long-term contract liabilities	—	2

In 2022 and 2021, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $27 million and $24 million in 2022 and 2021, respectively, which were included in the short-term contract liability balance at the beginning of the period. There were no contract assets and liabilities that were recognized in 2022 as a result of business combinations. The Company recognized no contract assets and $2 million of contract liabilities in 2021 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of the period that transferred to receivables in 2022 and 2021. Included in the table above are short- and long-term contract assets of $1 million as of December 25, 2021, related to CompuCom, which are presented as part of assets held for sale in the Consolidated Balance Sheets. Also included in the table above are short- and long-term contract liabilities of $10 million and $2 million, respectively, as of December 25, 2021 related to CompuCom, which are presented as part of liabilities held for sale in the Consolidated Balance Sheets.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenue recognition standard relating to unsatisfied performance obligations and does not disclose the value of unsatisfied performance obligations for its contracts.

Costs to Obtain a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be capitalized. These costs are periodically reviewed for impairment and are amortized on a straight-line basis over the expected period of benefit. As of December 31, 2022 and December 25, 2021, short-term contract assets and long-term contract assets in the table above represent capitalized acquisition costs. In 2022, 2021 and 2020, amortization expense was $20 million, $24 million and $29 million, respectively. The Company had no asset impairment charges related to contract assets in the periods presented herein. There is uncertainty regarding the impacts of COVID-19 on the global and national economies, which could negatively affect the Company’s customers and result in future impairments of contract assets.

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

Advertising: Advertising expenses are charged to Selling, general and administrative expenses when incurred. Advertising expenses recognized were $130 million in 2022, $139 million in 2021 and $177 million in 2020. Prepaid advertising expenses were $3 million as of December 31, 2022 and $4 million as of December 25, 2021.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As the rate implicit in the lease is not readily determinable for any of the leases, the Company has utilized its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The determination of the appropriate incremental borrowing rate requires management to use significant estimates and assumptions as to its credit rating, base rates and credit spread, and other management assumptions for the impact of collateral. The operating lease ROU asset also includes any lease payments made prior to commencement and excludes lease incentives and initial direct costs incurred. Certain leases include one or more options to renew, with renewal terms that can extend the lease from five to 25 years or more, which is generally at the Company’s discretion. Any option or renewal periods management believed were reasonably certain of being exercised are included in the lease term and are used in calculating the operating lease ROU assets and lease liabilities. In addition, some of the Company’s leases contain escalation clauses. The Company recognizes rental expense for operating leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease.

The Company has lease agreements with lease and non-lease components, for which it has made an accounting policy election to account for these as a single lease component.

NEW ACCOUNTING STANDARDS

As of December 31, 2022, there were no recently issued accounting standards that may have a material impact on the Company's financial position, results of operations, or cash flows upon their adoption.

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

(In millions)	2022	2021	2020
Merger and transaction related expenses
Transaction and integration	(7)	—	4
Facility closure, contract termination and other expenses, net	—	—	1
Total Merger and transaction related expenses	(7)	—	5
Restructuring expenses
Severance	(13)	(2)	41
Professional fees	—	1	21
Facility closure, contract termination, and other expenses, net	5	15	35
Total Restructuring expenses, net	(8)	14	97
Other operating expenses
Professional fees	54	37	—
Total Other operating expenses	54	37	—
Total Merger, restructuring and other operating expenses, net	$39	$51	$102

MERGER AND TRANSACTION RELATED EXPENSES

In 2022, the Company recognized $7 million income related to earn-out adjustment on the acquisition of BuyerQuest Holdings, Inc. The Company did not incur any additional transaction and integration expenses in 2022. The Company also did not incur any merger and transaction related expenses in 2021. In 2020, the Company incurred $5 million of merger and transaction related expenses. Transaction and integration include legal, accounting, and other third-party expenses, and earn-out adjustments, incurred in connection with acquisitions and business integration activities. Facility closure, contract termination, and other expenses, net relate to facility closure accruals, contract termination costs, gains and losses on asset dispositions, and accelerated depreciation.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RESTRUCTURING EXPENSES

Maximize B2B Restructuring Plan

In May 2020, the Company’s Board of Directors approved a restructuring plan to re-align the Company’s operational focus to support its “business-to-business” solutions and IT services business units and improve costs (“Maximize B2B Restructuring Plan”). Implementation of the Maximize B2B Restructuring Plan was expected to be substantially completed by the end of 2023. The Maximize B2B Restructuring Plan aims to generate savings through optimizing the Company’s retail footprint, removing costs that directly support the Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of the Company’s business-to-business platform.

In December 2022, the Company’s Board of Directors approved to extend the program through 2024, as a result of the delays in executing the program in 2021 and 2022 associated with the previously planned separation of the consumer business. With the decision to maintain all businesses under common ownership, described above in Note 1, the Company will continue with the execution of the Maximize B2B Restructuring Plan as previously planned and therefore has extended the program through 2024. The Company closed 56 retail stores under the Maximize B2B Restructuring Plan in 2022. The Company had closed 181 retail stores and two distribution facilities in 2021 and 2020 under the Maximize B2B Restructuring Plan. It is anticipated that additional retail stores will be closed in 2023 and 2024, however, it is generally understood that closures will approximate the store’s lease termination date.

In 2022, the Company had $8 million of income associated with the Maximize B2B Restructuring Plan which consisted of $5 million in facility closures, contract termination and other costs, more than offset by $13 million in reversals of employee severance accruals due to changes in estimates. The facility closure costs were mainly related to retail store closure accruals and accelerated depreciation. In 2022, the Company made cash payments of $8 million associated with expenditures for the Maximize B2B Restructuring Plan. Since its inception in 2020, the Company incurred $81 million in restructuring expenses to implement the Maximize B2B Restructuring Plan through 2022 for its continuing operations, of which $61 million were cash expenditures. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $95 million.

Other

Included in restructuring expenses in 2020 are $19 million in costs incurred in connection with the Business Acceleration Program. These costs included third-party professional fees, retail and facility closure costs and other costs. The Business Acceleration Program was announced in 2019 and largely concluded at the end of 2020.

Restructuring expenses in 2020 also included $3 million in third-party professional fees incurred in connection with the Reorganization.

Asset impairments related to the restructuring initiatives are not included in the table above. Refer to Note 13 for further information.

OTHER OPERATING EXPENSES

Other operating expenses represent costs incurred that are incremental to those related to running the Company’s core operations, which are presented within Selling, general and administrative expenses on the Consolidated Statements of Operations.

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

Also as described in Note 1 above, during the third quarter of 2022, the Company re-aligned its operations into four Divisions, which also represent its new reportable segments. The Company incurred $21 million in third-party professional fees in connection with the re-alignment in 2022, which was all incurred in the second half of 2022. At December 31, 2022, the Company is substantially complete with activities related to the re-alignment. The costs incurred in the second half of 2022 represent trailing costs to complete activities that were previously started as part of the separation process discussed above and leveraged to achieve the re-alignment. The Company does not expect to have a re-alignment of its businesses in the future. Accordingly, the Company has presented the costs

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with the re-alignment as Other operating expenses, as they represent incremental operating expenses that are not part of its core costs to support its operations.

Other operating expenses in 2021 also included $5 million of third-party professional fees incurred related to the evaluation of USR Parent, Inc.’s proposals received during the first half of 2021.

MERGER AND RESTRUCTURING ACCRUALS

The activity in the merger and restructuring accruals in 2022 and 2021 is presented in the table below. Certain merger and restructuring charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

(In millions)	Beginning Balance	Charges Incurred	Cash Payments	Ending Balance
2022
Termination benefits:
Maximize B2B Restructuring Plan	19	(13)	(1)	5
Lease and contract obligations, accruals for facilities closures and other costs:
Maximize B2B Restructuring Plan	6	5	(7)	4
Comprehensive Business Review	1	—	—	1
Previously planned separation of consumer business and re-alignment	2	52	(52)	2
Total	$28	$44	$(60)	$12
2021
Termination benefits:
Maximize B2B Restructuring Plan	27	(2)	(6)	19
Business Acceleration Program	2	—	(2)	—
Lease and contract obligations, accruals for facilities closures and other costs:
Maximize B2B Restructuring Plan	10	9	(13)	6
Business Acceleration Program	1	—	(1)	—
Comprehensive Business Review	2	—	(1)	1
USR Parent, Inc. proposals	—	5	(5)	—
Planned separation of consumer business	—	32	(30)	2
Total	$42	$44	$(58)	$28

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Consolidated Balance Sheets.

NOTE 3. SEGMENT INFORMATION

During the third quarter of 2022, the Company re-aligned its operations into its consumer business named Office Depot, and three distinct B2B business and digital segments which are ODP Business Solutions, Veyer and Varis. The decision to re-align was driven by how the Company is looking at its products and offerings and serving its customers. How the Company’s customers work and interact has changed, where businesses demand a wider range of products and services, and a more modern digital environment in which to operate, and consumers demand an omni-channel retail experience. In addition, dependable supply chain operations have become increasingly important in meeting these demands. The Company performed a full strategic review of its operations in light of these factors and determined that completing the re-alignment of its operations in this manner enables the Company to better focus on its customers by being in a better position to meet a wider array of customer needs for product, service, and omni-channel choices. The Company also determined that the re-alignment provides for greater accountability internally for product and service outcomes, customer experiences, capital allocations, and pursuing strategic opportunities.

The re-alignment resulted in a change in the Company’s reportable segments. In addition, management of the Company also changed how it analyzes these businesses, which resulted in the inclusion of certain corporate costs, mainly payroll related, previously

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

excluded from segment profitability measures. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties. The changes to its reportable segments did not impact the Company’s current Consolidated Financial Statements. Prior period amounts, including interim periods, have been recast to conform to the current presentation. These changes have no impact on previously reported Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders’ Equity, or Statements of Cash Flows.

At December 31, 2022, the Company had four reportable segments:

ODP Business Solutions Division – The Company’s leading B2B distribution solutions provider serving small, medium and enterprise level companies, including those in the public and education sectors. This segment includes the contract sales channel of the Company’s previous Business Solutions Division, and operates in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. The ODP Business Solutions Division sells nationally branded, as well as the Company’s private branded, office supply and adjacency products and services to customers, who are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites. Adjacency products and services include cleaning, janitorial, and breakroom supplies, office furniture, technology products, and copy and print services. This segment also includes our Federation entities, which are over a dozen regional office supply distribution businesses acquired by the Company as part of its transformation to expand its reach and distribution network into geographic areas that were previously underserved, and which continue to operate under their own brand names. The acquisition of these businesses has allowed for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

Office Depot Division – The Company’s leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 980 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). The Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offering business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are facilitated through the Company’s regional print production centers.

Veyer Division – The Company’s supply chain, distribution, procurement and global sourcing operation, which has over 35 years of experience with proven leadership and has been branded under a new name. The Veyer Division specializes in B2B and consumer business service delivery, with core competencies in distribution, fulfillment, transportation, global sourcing and purchasing. The Veyer Division’s customers include our Office Depot Division and ODP Business Solutions Division, as well as third-party customers. The Veyer Division also includes the Company’s global sourcing operations in Asia.

Varis Division – The Company’s tech-enabled B2B indirect procurement marketplace, which provides a better way for buyers and suppliers to transact through the platform’s consumer-like buying experience, advanced spend management tools, network of suppliers, and technology capabilities. In connection with the Company’s development efforts of this Division, it acquired BuyerQuest Holdings, Inc. (“BuyerQuest”) in 2021, a software as a service eProcurement platform company. BuyerQuest’s operating results are included in the operating results for Varis Division. Varis Division currently serves enterprise businesses and provides its services to middle- and small-sized businesses. It is focused on filling the growing demand for a B2B centric digital commerce platform that is modern, trusted, and provides the procurement controls and visibility businesses require to operate.

The Company sold its CompuCom Division through a single disposal group on December 31, 2021, which is presented as discontinued operations for all periods presented. Refer to Note 15 for additional information.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of sales and operating income (loss) by each of the Divisions, reconciled to consolidated totals:

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Varis Division	Eliminations	Total
2022
Sales (external)	$4,005	$4,451	$28	$7	$-	$8,491
Sales (internal)	19	36	5,855	-	(5,910)	—
Total sales	$4,024	$4,487	$5,883	$7	$(5,910)	$8,491
Division operating income (loss)	$140	$285	$28	$(66)	$-	$387

2021
Sales (external)	$3,602	$4,830	$28	$5	$-	$8,465
Sales (internal)	24	34	5,963	-	(6,021)	-
Total sales	$3,626	$4,864	$5,991	$5	$(6,021)	$8,465
Division operating income (loss)	$72	$325	$30	$(34)	$-	$393

2020
Sales (external)	$3,549	$5,300	$23	$-	$-	$8,872
Sales (internal)	29	35	6,321	-	(6,385)	-
Total sales	$3,578	$5,335	$6,344	$-	$(6,385)	$8,872
Division operating income (loss)	$51	$317	$28	$-	$-	$396

A reconciliation of the measure of Division operating income to Consolidated income (loss) from continuing operations before income taxes is as follows:

(In millions)	2022	2021	2020
Division operating income	$387	$393	$396
Add/(subtract):
Asset impairments	(14)	(20)	(182)
Merger, restructuring and other operating expenses, net	(39)	(51)	(102)
Unallocated expenses	(91)	(88)	(106)
Interest income	5	1	4
Interest expense	(16)	(28)	(42)
Loss on extinguishment and modification of debt	—	—	(12)
Other income, net	10	24	6
Income (loss) from continuing operations before income taxes	$242	$231	$(38)

The following table provides information about disaggregated sales by major categories:

(In millions)	2022	2021	2020
Major sales categories
Supplies	$4,144	$3,815	$4,006
Technology	2,461	2,758	3,014
Furniture and other	1,255	1,302	1,281
Copy and print	631	590	571
Total	$8,491	$8,465	$8,872

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information about other significant balances by each of the Divisions, reconciled to consolidated totals:

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Varis Division	Corporate and Discontinued Operations*	Consolidated Total
2022
Capital expenditures	$5	$14	$20	$44	$16	$99
Depreciation and amortization	21	56	37	13	4	131
Assets	749	1,553	993	130	724	4,149

2021
Capital expenditures	5	15	22	14	17	73
Depreciation and amortization	24	67	40	4	11	146
Assets	654	1,728	1,038	83	1,362	4,865

2020
Capital expenditures	8	25	19	—	6	58
Depreciation and amortization	21	75	49	—	12	157

* Amounts included in “Corporate and Discontinued Operations” consist of (i) assets (including all cash and cash equivalents) and depreciation related to corporate activities and shared services of continuing operations, and (ii) assets of discontinued operations amounting to $469 million at December 25, 2021.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES

The components of income (loss) from continuing operations before income taxes consisted of the following:

(In millions)	2022	2021	2020
United States	$226	$173	$(30)
Foreign	16	58	(8)
Total income (loss) from continuing operations before income taxes	$242	$231	$(38)

The income tax expense (benefit) related to income (loss) from continuing operations consisted of the following:

(In millions)	2022	2021	2020
Current:
Federal	$26	$14	$(7)
State	(4)	8	17
Foreign	7	5	4
Deferred:
Federal	27	13	19
State	10	2	(5)
Foreign	(2)	2	(3)
Total income tax expense	$64	$44	$25

The following is a reconciliation of income taxes at the U.S. Federal statutory rate to the provision for income taxes:

(In millions)	2022	2021	2020
Federal tax computed at the statutory rate	$51	$48	$(8)
State taxes, net of Federal benefit	11	10	4
Foreign income taxed at rates other than Federal	2	(5)	4
Increase (decrease) in valuation allowance	—	(3)	(3)
Non-deductible Goodwill impairments	—	—	24
Other non-deductible expenses and settlements	4	5	4
FIN 48 adjustments	(2)	—	—
Non-taxable income and additional deductible expenses	(1)	(3)	(3)
Impact of stock compensation (windfall)/shortfall	(3)	(6)	2
State NOL expirations	2	—	—
Other items, net	—	(2)	1
Income tax expense	$64	$44	$25

During 2022 and 2021, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to limited international operations and improved operating results. The Company’s effective tax rates were 26%, 19% and (66)% in 2022, 2021 and 2020, respectively. In 2022, the Company’s effective tax rate was primarily impacted by the recognition of a tax windfall associated with stock-based compensation. This factor, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate of 26% for 2022 to differ from the statutory rate of 21%. The Company’s effective tax rate for prior periods has varied considerably primarily due to the impact of goodwill impairment, state taxes, stock-based compensation awards, recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position, certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company operates in several foreign jurisdictions with income tax rates that differ from the U.S. Federal statutory rate, which resulted in an expense for 2022 presented in the effective tax rate reconciliation. Significant foreign tax jurisdictions for which the Company realized such expense are Canada and Puerto Rico.

The components of deferred income tax assets and liabilities consisted of the following:

	December 31,	December 25,
(In millions)	2022	2021
U.S. and foreign loss carryforwards	$277	$61
Operating lease right-of-use assets	262	273
Pension and other accrued compensation	35	47
Basis difference in subsidiary held for sale	—	23
Accruals for facility closings	2	2
Inventory	10	7
Self-insurance accruals	13	14
Deferred revenue	9	10
U.S. and foreign income tax credit carryforwards	38	70
Allowance for bad debts	4	5
Accrued expenses	14	18
Basis difference in fixed assets	43	36
Internally developed software	1	—
Gross deferred tax assets	708	566
Valuation allowance	(266)	(93)
Deferred tax assets	442	473
Internal software	—	2
Operating lease liabilities	244	251
Intangibles	12	5
Undistributed foreign earnings	5	—
Deferred tax liabilities	261	258
Net deferred tax assets	$181	$215

As of December 31, 2022, and December 25, 2021, deferred income tax liabilities amounting to $2 million and $4 million, respectively, are included in deferred income taxes and other long-term liabilities.

As of December 31, 2022, the Company has utilized all of its U.S. Federal net operating loss (“NOL”) carryforwards. The Company has $238 million of foreign and $636 million of state NOL carryforwards. Of the state NOL carryforwards, $20 million will expire in 2023 and the remaining balance will expire between 2024 and 2041. The Company recognized a capital loss on the sale of CompuCom of $841 million, $94 million of which will be carried back to 2020 and 2021 resulting in an expected refund of $23 million. The remaining capital loss carryforward of $747 million will be offset by a valuation allowance until such time as the Company is able to utilize the losses.

Additionally, the Company has $27 million of U.S. Federal tax credit carryforwards, which expire in 2023 and 2024, and $11 million of state and foreign tax credit carryforwards, $2 million of which can be carried forward indefinitely, and the remainder of which will expire between 2023 and 2028.

As of December 31, 2022, the Company has not triggered an “ownership change” as defined in Internal Revenue Code Section 382 or other similar provisions that would limit the use of NOL and tax credit carryforwards. However, if the Company were to experience an ownership change in future periods, its deferred tax assets and income tax expense may be negatively impacted. Deferred income taxes have been provided on all undistributed earnings of foreign subsidiaries.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the activity related to valuation allowances for deferred tax assets:

(In millions)	2022	2021	2020
Beginning balance	$93	$99	$100
Additions, charged to expense	184	—	2
Reductions	(11)	(6)	(3)
Ending balance	$266	$93	$99

The Company’s valuation allowance increased in 2022 due to the valuation allowance related to the capital loss on the sale of CompuCom and decreased during 2022, 2021 and 2020 due to the expiration of certain credits for which a valuation allowance had been established. As of December 31, 2022, the Company continues to have a U.S. valuation allowance for certain U.S. Federal credits and certain state tax attributes, which relate to deferred tax assets that require either certain types of income or for income to be earned in certain jurisdictions in order to be realized. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections could impact this evaluation in future periods.

The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2022	2021	2020
Beginning balance	$13	$13	$13
Decrease related to prior year tax positions	(3)	—	—
Ending balance	$10	$13	$13

Included in the balance of $10 million at December 31, 2022, is $6 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The other $4 million primarily results from tax positions that, if sustained, would be offset by changes in deferred tax assets. During 2022, the Company increased the unrecognized tax benefits by $1 million related to a foreign tax filing and reduced the unrecognized tax benefits by $4 million related to the expiration of certain jurisdictional statues of limitations. It is anticipated that $2 million of the material tax positions will be resolved within the next 12 months. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. The Company recognized immaterial interest and penalty expense in 2022, 2021 and 2020. The Company had approximately $4 million accrued for the payment of interest and penalties as of December 31, 2022.

The Company files a U.S. Federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal and state and local income tax examinations for years before 2020 and 2017, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. Federal income tax examination and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years before 2017. The U.S. Federal income tax returns for 2021 are currently under review. Generally, the Company is subject to routine examination for years 2017 and forward in its international tax jurisdictions.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. EARNINGS (LOSS) PER SHARE

The following table presents the calculation of net earnings (loss) per common share — basic and diluted:

(In millions, except per share amounts)	2022	2021	2020
Basic Earnings (Loss) Per Share
Numerator:
Net income (loss) from continuing operations	$178	$187	$(63)
Loss from discontinued operations, net of tax	(12)	(395)	(256)
Net income (loss)	$166	$(208)	$(319)
Denominator:
Weighted-average shares outstanding	48	53	53
Basic earnings (loss) per share:
Continuing operations	$3.73	$3.54	$(1.20)
Discontinued operations	(0.25)	(7.47)	(4.85)
Net basic earnings (loss) per share	$3.48	$(3.93)	$(6.05)
Diluted Earnings (Loss) Per Share
Numerator:
Net income (loss) from continuing operations	$178	$187	$(63)
Loss from discontinued operations, net of tax	(12)	(395)	(256)
Net income (loss)	$166	$(208)	$(319)
Denominator:
Weighted-average shares outstanding	48	53	53
Effect of dilutive securities:
Stock options and restricted stock	1	2	—
Diluted weighted-average shares outstanding	49	55	53
Diluted earnings (loss) per share
Continuing operations	$3.61	$3.42	$(1.20)
Discontinued operations	(0.24)	(7.21)	(4.85)
Net diluted earnings (loss) per share	$3.37	$(3.79)	$(6.05)

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were less than 1 million, 1 million and 2 million for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31,	December 25,
(In millions)	2022	2021
Land	$30	$45
Buildings	79	200
Computer software	764	693
Leasehold improvements	565	587
Furniture, fixtures and equipment	753	775
Construction in progress	17	12
	2,208	2,312
Less accumulated depreciation	(1,856)	(1,835)
Total	$352	$477

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The above table of property and equipment includes assets held under finance leases as follows:

	December 31,	December 25,
(In millions)	2022	2021
Buildings	$11	$19
Furniture, fixtures and equipment	143	143
	154	162
Less accumulated depreciation	(125)	(123)
Total	$29	$39

Depreciation expense was $75 million in 2022, $88 million in 2021 and $101 million in 2020.

Included in computer software and construction in progress above are capitalized software costs of $773 million and $699 million at December 31, 2022 and December 25, 2021, respectively. The unamortized amounts of the capitalized software costs are $145 million and $115 million at December 31, 2022 and December 25, 2021, respectively. Amortization of capitalized software costs totaled $47 million, $49 million and $50 million in 2022, 2021 and 2020, respectively. Software development costs that do not meet the criteria for capitalization are expensed as incurred.

Estimated future amortization expense related to capitalized software at December 31, 2022 is as follows:

(In millions)
2023	$45
2024	38
2025	31
2026	21
2027	9
Thereafter	1

The weighted average remaining amortization period for capitalized software is 4 years.

Assets Held for Sale

The Company’s corporate headquarters in Boca Raton met the criteria to be classified as held for sale during the third quarter of 2022. The asset was measured at the lower of its carrying amount or estimated fair value less costs to sell upon classification to held for sale, which was $104 million, and did not result in any valuation reserve being recorded. Accordingly, the Company presented its corporate headquarters in Boca Raton within current assets held for sale in the Consolidated Balance Sheets as of December 31, 2022. The Company has entered into an agreement in principle with a third-party buyer to sell this facility. The completion of the sales transaction, which is expected to occur in the first half of 2023, is subject to various conditions, including an intention for the Company to lease back a portion of the building’s office space from the new owner.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. The changes in reportable segments described in Note 3 also resulted in the change of the Company’s reporting units during the third quarter of 2022, where each reportable segment also represents a reporting unit. Goodwill was allocated to the new reporting units using their relative fair values. The Company performed a qualitative goodwill impairment assessment of its legacy reporting units immediately before the change and determined that it was more likely than not that the respective fair values of the legacy reporting units were greater than their respective carrying values. The Company also performed a quantitative goodwill impairment assessment of its current reporting units immediately after the change and determined the fair values of all reporting units exceeded their carrying amounts. There were no additions to goodwill during 2022. Changes in goodwill by segment were as follows:

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Balance as of December 25, 2021	Allocation to New segment	Balance as of December 31, 2022
Business Solutions Division	$318	$(318)	$—
Retail Division	78	(78)	—
ODP Business Solutions Division	—	142	142
Office Depot Division	—	219	219
Veyer Division	—	35	35
Varis Division	68	—	68
Total	$464	$—	$464

The Company performed its fourth quarter 2022 annual goodwill impairment test using a quantitative assessment for its Varis reporting unit, and qualitative assessments for all other reporting units. The Varis reporting unit comprises the Varis segment. The quantitative assessment for Varis reporting unit combined the income approach and the market approach valuation methodologies and concluded that the fair value of this reporting unit exceeded its carrying amount.

The fair value of the Varis reporting unit exceeded its carrying amount by 21%. The Varis reporting unit has been in operation since 2021, therefore the Company has less experience estimating the operating performance of this reporting unit. Changes to the critical assumptions used to estimate the fair value of this reporting unit, including changes in projected revenue growth rates, gross margin or expenses may result in a different calculation of fair value that could lead to the recognition of impairment charges in future periods.

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

INDEFINITE-LIVED INTANGIBLE ASSETS

The Company had $13 million of trade names as of both December 31, 2022 and December 25, 2021. These indefinite-lived intangible assets are included in Other intangible assets, net in the Consolidated Balance Sheets. There were no impairments identified related to the trade names as part of the Company’s annual indefinite-lived intangible assets impairment test on the first day of fiscal month December in 2022.

DEFINITE INTANGIBLE ASSETS

Definite-lived intangible assets, which are included in Other intangible assets, net in the Consolidated Balance Sheets, are as follows:

	December 31, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$122	$(90)	$32
Technology	6	(5)	1
Total	$128	$(95)	$33

	December 25, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$122	$(84)	$38
Technology	6	(2)	4
Total	$128	$(86)	$42

Definite-lived intangible assets generally are amortized using the straight-line method. The remaining weighted average amortization periods for customer relationships is 10 years.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets was $9 million in 2022, $9 million in 2021 and $6 million in 2020. Intangible assets amortization expenses are included in the Consolidated Statements of Operations in Selling, general and administrative expenses.

Estimated future amortization expense for the intangible assets is as follows:

(In millions)
2023	$5
2024	3
2025	3
2026	3
2027	3
Thereafter	16
Total	$33

Definite-lived intangible assets are reviewed whenever events and circumstances indicate the carrying amount may not be recoverable and the remaining useful lives are appropriate. No impairment charges related to definite-lived intangible assets were recognized during 2022, 2021 and 2020.

NOTE 8. DEBT

Debt consists of the following:

	December 31,	December 25,
(In millions)	2022	2021
Short-term borrowings and current maturities of long-term debt:
Finance lease obligations	$14	$17
Other current maturities of long-term debt	2	3
Total	$16	$20
Long-term debt, net of current maturities:
New Facilities loans under the Third Amended Credit Agreement, due 2025	57	100
Revenue bonds, due in varying amounts periodically through 2029	75	75
American & Foreign Power Company, Inc. 5% debentures, due 2030	15	15
Finance lease obligations	24	35
Other financing obligations	1	3
Total	$172	$228

The Company was in compliance with all applicable covenants of existing loan agreements at December 31, 2022.

THIRD AMENDED CREDIT AGREEMENT

On April 17, 2020, the Company entered into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), which provided for a $1.2 billion asset-based revolving credit facility (the “Revolving Loan Facility”) and a $100 million asset-based first-in, last-out term loan facility (the “FILO Term Loan Facility”), for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature on April 17, 2025. The Third Amended Credit Agreement replaced the Company’s then existing Amended Credit Agreement that was due to mature in May 2021. The Third Amended Credit Agreement also provides that the Revolving Loan Facility may be increased by up to $250 million, subject to certain terms and conditions, including increased commitments from existing or new lenders. As provided by the Third Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, cash value of company-owned life insurance policies, and certain specific real estate of the Company (the “Borrowing Base”). The Revolving Loan Facility included two sub-facilities of: (1) up to $1.150 billion which is available to the Company and certain of the Company’s domestic subsidiaries (which includes a letter of credit sub-facility of up to $400 million and a swingline loan sub-facility of up to $115 million); and (2) up to $50 million which is available to certain of the Company’s Canadian subsidiaries (which included a letter of credit sub-facility of up to $25 million and a swingline loan sub-facility of up to $5 million). Certain of the Company’s subsidiaries guarantee the obligations under the New Facilities (the “Guarantors”). All loans borrowed under the Revolving Loan Facility may be borrowed, repaid and reborrowed from time to time until the maturity date of April 17,

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2025 as provided in the Third Amended Credit Agreement. The FILO Term Loan Facility, once repaid, may not be reborrowed. During the first quarter of 2022, the Company reduced its asset-based revolving credit facility by $200 million to $1.0 billion and retired $43 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement.

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

At December 31, 2022, the Company had no revolving loans outstanding, $57 million of outstanding FILO Term Loan Facility loans, $41 million of outstanding standby letters of credit, and $856 million of available credit under the Third Amended Credit Agreement.

OTHER SHORT- AND LONG-TERM DEBT

As a result of the OfficeMax merger, the Company assumed the liability for the amounts in the table above on page 82 related to the (i) Revenue bonds, due in varying amounts periodically through 2029, and (ii) American & Foreign Power Company, Inc. 5% debentures, due 2030. Also, the Company has finance lease obligations which relate to buildings and equipment, and various other financing obligations for the amounts included in the table above on page 82.

SCHEDULE OF DEBT MATURITIES

Aggregate annual maturities of recourse debt, finance lease, and other financing obligations are as follows:

(In millions)
2023	$18
2024	10
2025	64
2026	36
2027	33
Thereafter	30
Total	191
Less interest on finance leases	(3)
Total	188
Less:
Current portion	(16)
Total long-term debt	$172

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. LEASES

The Company leases retail stores and other facilities, vehicles, and equipment under operating lease agreements. Facility leases typically are for a fixed non-cancellable term with one or more renewal options. In addition to rent payments, the Company is required to pay certain variable lease costs such as real estate taxes, insurance and common-area maintenance on most of the facility leases. For leases beginning in 2019, the Company accounts for lease components (e.g., fixed payments including rent) and non-lease components (e.g., real estate taxes, insurance costs and common-area maintenance costs) as a single lease component. Certain leases contain provisions for additional rent to be paid if sales exceed a specified amount, though such payments have been immaterial during the periods presented and are recognized as variable lease cost. The Company subleases certain real estate to third parties, consisting mainly of operating leases for retail stores.

The components of lease expense were as follows:

(In millions)	2022	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$14	$18	$18
Interest on lease liabilities	2	3	4
Operating lease cost	334	350	402
Short-term lease cost	6	4	6
Variable lease cost	94	99	112
Sublease income	(2)	(2)	(2)
Total lease cost	$448	$472	$540

Supplemental cash flow information related to leases was as follows:

(In millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2	$3	$4
Operating cash flows from operating leases	370	408	447
Financing cash flows from finance leases	18	22	20
Right-of-use assets obtained in exchange for new finance lease liabilities	4	3	29
Right-of-use assets obtained in exchange for new operating lease liabilities	228	127	117

Supplemental balance sheets information related to leases was as follows:

	December 31,	December 25,
(In millions, except lease term and discount rate)	2022	2021
Property and equipment, net	$29	$39
Operating lease right-of-use assets	874	936
Accrued expenses and other current liabilities	281	304
Short-term borrowings and current maturities of long-term debt	14	17
Long-term debt, net of current maturities	24	35
Operating lease liabilities	693	753
Weighted-average remaining lease term – finance leases	3	4
Weighted-average remaining lease term – operating leases	5	5
Weighted-average discount rate – finance leases	4.9%	5.0%
Weighted-average discount rate – operating leases	6.1%	5.8%

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of lease liabilities as of December 31, 2022 were as follows:

	December 31, 2022
	Operating	Finance
(In millions)	Leases(1)	Leases(2)
2023	$333	$15
2024	251	10
2025	182	7
2026	142	5
2027	96	3
Thereafter	125	1
	1,129	41
Less imputed interest	(155)	(3)
Total	$974	$38

Reported as of December 31, 2022
Accrued expenses and other current liabilities	$281	$—
Short-term borrowings and current maturities of long-term debt	—	14
Long-term debt, net of current maturities	—	24
Operating lease liabilities	693	—
Total	$974	$38

(1)	Operating lease payments include $47 million related to options to extend lease terms that are reasonably certain of being exercised.
(2)

Finance lease payments include $1 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $5 million of legally binding minimum lease payments for leases signed but not yet commenced.

NOTE 10. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

As of each of December 31, 2022, and December 25, 2021, there were 1,000,000 shares of $0.01 par value per share of preferred stock authorized; no shares were issued and outstanding.

TREASURY STOCK

In May 2021, the Board of Directors approved a stock repurchase program of up to $300 million, available through June 30, 2022. The Board of Directors reviewed the Company’s existing capital allocation programs in connection with the sale of CompuCom, and on December 31, 2021, authorized an additional $200 million for share repurchases under the then existing stock repurchase program, for a total authorization of $650 million. This stock repurchase program expired on June 30, 2022, and in July 2022, the Board of Directors approved a stock repurchase program of up to $600 million, available through June 30, 2024. In October 2022, the Board of Directors approved a new stock repurchase program of up to $1 billion, available through December 31, 2025 to replace the existing $600 million stock repurchase program effective November 3, 2022. The new authorization may be suspended or discontinued at any time. The exact timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances.

On November 16, 2021, as part of the stock repurchase program that expired on June 30, 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) to repurchase shares of the Company’s common stock in exchange for an up-front payment of $150 million and increased the authorization to $450 million. The ASR repurchase period ran through May 25, 2022, and the Company received 0.7 million shares of its common stock as the final settlement of the ASR in the second quarter of 2022. The Company repurchased 3.6 million shares of its common stock in total at an average price per share of $41.46 under the ASR. In July 2022, as part of the $600 million stock repurchase program, the Board of Directors approved a Dutch auction tender offer to repurchase up to $300 million worth of shares of its common stock, based on demand. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $31.50 to $36.00 per share subject to the conditions set forth in the tender offer documents. The tender offer commenced on July 18, 2022 and expired on August 12, 2022. The Company repurchased 14 thousand shares under the tender offer at a cost of $1 million. The Company repurchased 6 million additional shares of its common stock, at a cost of $266 million, in the third and fourth quarters of 2022. As a result, the Company repurchased 7 million shares in 2022, including the final settlement of the ASR at a weighted average price of $41.21 per common share, for total consideration of $295 million. As of December 31, 2022, $847 million remains available for stock repurchases under the current stock repurchase program, after considering purchases made under the $1 billion authorization effective November 3, 2022. Subsequent to the end of fiscal 2022 and through February 22, 2023, the Company repurchased 2 million shares of its common stock at a cost of $100 million.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2022, there were 23 million shares of common stock held in treasury. The Company’s Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 8 for additional information about the Company’s compliance with covenants.

DIVIDENDS ON COMMON STOCK

The Company did not declare any cash dividends in 2022. The Company does not anticipate declaring cash dividends in the foreseeable future. The Company’s Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 8 for additional information about the Company’s compliance with covenants.

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following tables:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension	Total
Balance at December 25, 2021	$(27)	$21	$(6)
Other comprehensive income activity before reclassifications	(18)	(62)	(80)
Reclassification of foreign currency translation adjustments realized upon disposal of business	6		6
Tax impact	—	3	3
Total other comprehensive income, net of tax, where applicable	(12)	(59)	(71)
Balance at December 31, 2022	$(39)	$(38)	$(77)

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension	Total
Balance at December 26, 2020	$(27)	$(5)	$(32)
Other comprehensive income activity	—	32	32
Tax impact	—	(6)	(6)
Total other comprehensive income, net of tax, where applicable	—	26	26
Balance at December 25, 2021	$(27)	$21	$(6)

NOTE 11. STOCK-BASED COMPENSATION

LONG-TERM INCENTIVE PLANS

During 2021, the Company’s Board of Directors adopted, and the shareholders approved, the ODP Corporation 2021 Long-Term Incentive Plan (the “Plan”). The Plan replaces the Office Depot, Inc. 2019 Long-Term Incentive Plan, the Office Depot, Inc. 2017 Long-Term Incentive Plan, the Office Depot, Inc. 2015 Long-Term Incentive Plan, the Office Depot, Inc. 2007 Long-Term Incentive Plan, as amended, and the 2003 OfficeMax Incentive and Performance Plan (together, the “Prior Plans”). No additional awards were granted under the Prior Plans effective March 10, 2021, the effective date of the Plan. The Plan permits the issuance of stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other equity-based incentive awards. Employee share-based awards are generally issued in the first quarter of the year. Total compensation expense

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for share-based awards was $40 million in 2022, $38 million in 2021 and $41 million in 2020, and the total recognized tax benefit related thereto was $11 million in 2022, $14 million in 2021 and $3 million in 2020.

RESTRICTED STOCK AND RESTRICTED STOCK UNITS

In 2022, the Company granted 0.9 million shares of restricted stock and restricted stock units to eligible employees which included 25,000 shares granted to the Board of Directors. The Board of Directors are granted restricted stock units as part of their annual compensation which vest immediately on the grant date with distribution to occur following their separation from service with the Company. Restricted stock grants to Company employees typically vest annually over a three-year service period. A summary of the status of the Company’s nonvested shares and changes during 2022, 2021 and 2020 is presented below.

	2022		2021		2020
	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price
Outstanding at beginning of year	1,386,778	$30.48	1,526,653	$24.71	1,394,756	$30.40
Granted	933,487	42.81	521,512	39.55	835,828	19.92
Vested	(585,563)	29.65	(593,249)	23.72	(579,584)	30.71
Forfeited	(203,740)	36.29	(68,138)	29.20	(124,347)	28.60
Outstanding at end of year	1,530,962	$37.54	1,386,778	$30.48	1,526,653	$24.71

As of December 31, 2022, there was approximately $34.6 million of total unrecognized compensation cost related to nonvested restricted stock. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 2 years. Total outstanding shares of 1.5 million include 0.2 million granted to members of the Board of Directors that have vested but will not be issued until separation from service and 1.3 million unvested shares granted to employees. The Company estimates that all 1.3 million unvested shares at year end will vest. The total fair value of shares at the time they vested during 2022 was $24.2 million.

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

A summary of the activity in the performance-based long-term incentive program since inception is presented below.

	2022		2021		2020
	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price
Outstanding at beginning of year	2,175,831	$29.33	2,458,978	$24.22	1,994,111	$29.05
Granted	421,038	45.01	1,298,868	41.44	932,344	19.42
Vested	(796,019)	29.71	(1,374,442)	23.47	(151,905)	41.80
Forfeited	(343,125)	30.21	(207,573)	28.71	(315,572)	27.10
Outstanding at end of year(2)	1,457,725	$31.84	2,175,831	$29.33	2,458,978	$24.22

(1)

Outstanding shares at the end of 2022 include 5 million shares of awards granted in 2020 that will be settled in cash in 2023. These awards are remeasured to fair value at each reporting period. The remeasurement impact was not material in 2022, 2021, and 2020.

As of December 31, 2022, there was approximately $18.6 million of total unrecognized compensation expense related to the performance-based long-term incentive program. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 1.7 years. Forfeitures in the table above include adjustments to the share impact of anticipated

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance achievement. The Company estimates that 1.4 million unvested shares at year end will vest. The total fair value of shares at the time they vested during 2022 was $36.1 million.

NOTE 12. EMPLOYEE BENEFIT PLANS

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

	Pension Benefits		Other Benefits
(In millions)	2022	2021	2022	2021
Changes in projected benefit obligation:
Obligation at beginning of period	$830	$924	$13	$14
Service cost	—	—	—	—
Interest cost	21	20		—
Assumption changes	(144)	(28)	(3)	—
Actuarial gain	(9)	(12)	—	—
Currency exchange rate change	—	—	—	—
Benefits paid	(71)	(74)	(1)	(1)
Obligation at end of period	$627	$830	$9	$13
Change in plan assets:
Fair value of plan assets at beginning of period	$836	$894	$—	$—
Actual return on plan assets	(142)	14	—	—
Employer contribution	2	2	1	1
Benefits paid	(71)	(74)	(1)	(1)
Fair value of plan assets at end of period	625	836	—	—
Net asset (liability) recognized at end of period	$(2)	$6	$(9)	$(13)

The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company’s North America defined benefit pension and other postretirement benefit plans as of year-ends:

	Pension Benefits		Other Benefits
(In millions)	2022	2021	2022	2021
Noncurrent assets	$7	$18	$—	$—
Current liabilities	(1)	(2)	(1)	(1)
Noncurrent liabilities	(8)	(10)	(8)	(12)
Net amount recognized	$(2)	$6	$(9)	$(13)

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the accumulated benefit obligation for the Company’s North America defined benefit pension and other postretirement benefit plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets as of year ends:

	Pension Benefits		Other Benefits
(In millions)	2022	2021	2022	2021
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation at end of period	$(9)	$(11)	$(9)	$(13)
Fair value of plan assets at end of period	—	—	—	—
Projected benefit obligation in excess of plan assets
Benefit obligation at end of period	(9)	(11)
Fair value of plan assets at end of period	—	—

Components of Net Periodic Cost (Benefit)

The components of net periodic benefit are as follows:

	Pension Benefits			Other Benefits
(In millions)	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	21	20	28	—	—	—
Expected return on plan assets	(26)	(29)	(32)	—	—	—
Net periodic benefit	$(5)	$(9)	$(4)	$—	$—	$—

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) are as follows:

	Pension Benefits			Other Benefits
(In millions)	2022	2021	2020	2022	2021	2020
Accumulated other comprehensive loss (income) at beginning of year	$(46)	$(21)	$9	$—	$1	$—
Net loss (gain)	15	(25)	(30)	(2)	(1)	1
Accumulated other comprehensive loss (income) at end of year	$(31)	$(46)	$(21)	$(2)	$—	$1

Accumulated other comprehensive loss (income) as of year-ends 2022 and 2021 consist of net losses (gains).

Assumptions

The assumptions used in accounting for the Company’s plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted average assumptions used in the measurement of the Company’s benefit obligations as of year-ends:

				Other Benefits
	Pension Benefits			United States			Canada
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	5.37%	2.69%	2.27%	4.90%	2.40%	1.90%	5.10%	2.90%	2.50%

The following table presents the weighted average assumptions used in the measurement of net periodic benefit:

				Other Benefits
	Pension Benefits			United States			Canada
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	2.69%	2.27%	3.26%	2.40%	1.90%	2.80%	2.90%	2.50%	3.10%
Expected long-term rate of return on plan assets	3.64%	4.31%	5.16%	—%	—%	—%	—%	—%	—%

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For pension benefits, the selected discount rates (which is required to be the rates at which the projected benefit obligations could be effectively settled as of the measurement date) are based on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated AA- or better) with cash flows that generally match expected benefit payments in future years. In selecting bonds for this theoretical portfolio, the Company focuses on bonds that match cash flows to benefit payments and limit the concentration of bonds by issuer. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at an assumed forward rate. The implied forward rate used in the bond model is based on the FTSE (formerly Citigroup) Pension Discount Curve as of the last day of the year. The selected discount rate for other benefits is from a discount rate curve matched to the assumed payout of related obligations. In 2022, as a result of an increase in the discount rate assumption, pension and other postretirement plan obligations decreased by $144 million and $3 million, respectively. In 2021, as a result of an increase in the discount rate assumption, pension plan obligations decreased by $31 million.

The expected long-term rates of return on plan assets assumptions are based on the weighted average of expected returns for the major asset classes in which the plans’ assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company’s investment strategy. The weighted average expected return on plan assets used in the calculation of net periodic pension cost for 2023 is 5.17%.

Obligation and costs related to the Canadian retiree health plan are impacted by changes in trend rates.

The following table presents the assumed healthcare cost trend rates used in measuring the Company’s postretirement benefit obligations at year-ends:

	2022	2021	2020
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	6.10%	6.20%	6.10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%	4.50%
Year that the rate reaches the ultimate trend rate	2041	2041	2029

The Company reassessed the assumptions, including those related to mortality, to measure the North American pension and other postretirement benefit plan obligations at year end 2022. The Society of Actuaries’ Retirement Plan Experience Committee did not release a new mortality improvement scale in 2022. Thus, the mortality assumption was not updated in 2022. In 2021, as a result of an increase in the mortality assumption, pension and other postretirement benefit plan obligations increased by $3 million and less than $1 million, respectively.

For pension benefits, most of the obligation is based on participant data from the beginning of the year, which is rolled forward using standard actuarial techniques to the end of the year. Therefore, most actuarial (gains) losses that arise from demographic experience of participants varying from the selected assumptions, are not recognized until the following year. In 2022, pension plan obligations decreased by $9 million due to actuarial gains (actual demographic experience varying from actuarial assumptions). In 2021, pension plan obligations decreased by $12 million due to actuarial gains. This was primarily due to higher than assumed participant mortality in 2020 and a data clean-up of previously deceased beneficiaries.

Plan Assets

The allocation of pension plan assets by category at year-ends is as follows:

	2022	2021
Cash	1%	1%
Common collective trust funds	99%	99%
	100%	100%

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The investment policy for the pension plan assets allows for a broad range of asset allocations that permit the plans to de-risk in response to changes in funded position and market risks. The current investment policy includes a target asset allocation of 10% equity securities and 90% fixed income securities. Occasionally, the Company may utilize futures or other financial instruments to alter the pension trust’s exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios.

The following table presents the pension plan assets by level within the fair value hierarchy at year-ends.

(In millions)	Fair Value Measurements 2022
Asset Category	Total	Assets Measured at NAV (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets measured at net asset value: (a)
Common collective trust funds:
U.S. small and mid-cap equity securities	$5	$5	$—	$—	$—
U.S. large cap equity securities	20	20	—	—	—
International equity securities	31	31	—	—	—
Corporate bonds	281	281	—	—	—
Government securities	254	254	—	—	—
Other fixed-income	—	—	—	—	—
Cash	29	29	—	—	—
Total common collective trust funds	620	620	—	—	—
Total plan assets measured at net asset value	620	620	—	—	—
Plan assets measured in the fair value hierarchy:
Cash	5		5	—	—
Total plan assets measured in the fair value hierarchy	5	—	5	—	—
Total plan assets	$625	$620	$5	$—	$—

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

Cash Flows

Pension plan contributions include required statutory minimum amounts and, in some years, additional discretionary amounts. In 2022, the Company contributed $2 million to these pension plans. Pension contributions for the full year of 2023 are estimated to be $2 million. The Company may elect at any time to make additional voluntary contributions.

Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Anticipated benefit payments by year are as follows:

(In millions)	Pension Benefits	Other Benefits
2023	$70	$1
2024	67	1
2025	64	1
2026	61	1
2027	59	1
Next five years	247	3

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

(In millions)	2022	2021
Changes in projected benefit obligation:
Obligation at beginning of period	$257	$269
Service cost	—	—
Interest cost	4	4
Plan settlements	—	(7)
Benefits paid	(8)	(5)
Actuarial (gain) loss	(89)	(1)
Currency translation	(23)	(3)
Obligation at end of period	141	257
Changes in plan assets:
Fair value of plan assets at beginning of period	358	360
Actual return on plan assets	(130)	12
Company contributions	1	2
Plan settlements	—	(7)
Benefits paid	(8)	(4)
Currency translation	(32)	(5)
Fair value of plan assets at end of period	189	358
Net asset recognized at end of period	$48	$101

In the Consolidated Balance Sheets, the net funded amounts are classified as a non-current asset in the caption Other assets.

Components of Net Periodic Benefit

The components of net periodic benefit are presented below:

(In millions)	2022	2021	2020
Service cost	$—	$—	$—
Interest cost	4	4	5
Expected return on plan assets	(6)	(6)	(5)
Settlement gain	—	(1)	—
Net periodic pension benefit	$(2)	$(3)	$—

Included in Accumulated other comprehensive income (loss) was deferred income of ($25) million and $24 million in 2022 and 2021, respectively.

Assumptions

Assumptions used in calculating the funded status and net periodic benefit included:

	2022	2021	2020
Expected long-term rate of return on plan assets	3.47%	2.03%	1.64%
Discount rate	5.00%	1.80%	1.40%
Inflation	3.00%	3.20%	2.70%

The long-term rate of return on assets assumption has been derived based on long-term UK government fixed income yields, having regard to the proportion of assets in each asset class. The funds invested in equities have been assumed to return 2.71% above the

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

return on UK government securities of appropriate duration. A return equal to a 15-year AA bond index is assumed for funds invested in corporate bonds. Allowance is made for expenses of 0.17% of assets.

Plan Assets

The allocation of Plan assets is as follows:

	2022	2021
Cash	—%	2%
Equity securities	5%	14%
Fixed-income securities	95%	84%
Total	100%	100%

A Trustee committee, comprised of representatives appointed by the Company and of members of this plan, is responsible for establishing and overseeing the implementation of the investment policy for this plan. The plan’s investment policy and strategy are to ensure assets are available to meet the obligations to the beneficiaries and to adjust plan contributions accordingly. The plan trustees are also committed to reducing the level of risk in the plan over the long term, while retaining a return above that of the growth of liabilities. Matching investments are intended to provide a return similar to the increase in the plan liabilities. Growth investments are assets intended to provide a return in excess of the increase in liabilities. At December 31, 2022, the asset allocation was in accordance with the target investment strategy. Asset-class allocations within the ranges are continually evaluated based on expectations for future returns, the funded position of the plan and market risks.

The following table presents the pension plan assets by level within the fair value hierarchy.

(In millions)	Fair Value Measurements 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1	$1	$—	$—
Equity securities
Developed market equity funds	—	—	—	—
Emerging market equity funds	—	—	—	—
Mutual funds real estate	—	—	—	—
Mutual funds	9	—	9	—
Total equity securities	9	—	9	—
Fixed-income securities
UK debt funds	86	—	86	—
Liability term matching debt funds	76	—	76	—
Emerging market debt fund	—	—	—	—
High yield debt	17	—	17	—
Total fixed-income securities	179	—	179	—
Total	$189	$1	$188	$—

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Fair Value Measurements 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$9	$9	$—	$—
Equity securities
Developed market equity funds	13	13	—	—
Emerging market equity funds	4	4	—	—
Mutual funds real estate	2	—	—	2
Mutual funds	30	—	30	—
Total equity securities	49	17	30	2
Fixed-income securities
UK debt funds	154	—	154	—
Liability term matching debt funds	115	—	115	—
Emerging market debt fund	2	—	2	—
High yield debt	29	—	29	—
Total fixed-income securities	300	—	300	—
Total	$358	$26	$330	$2

The following is a reconciliation of the change in fair value of the pension plan assets calculated based on Level 3 inputs:

(In millions)	Total
Balance at December 25, 2021	$2
Net sales	(2)
Balance at December 31, 2022	$—

Cash Flows

Anticipated benefit payments for the UK pension plan, at 2022 year-end exchange rates, are as follows:

(In millions)	Benefit Payments
2023	$9
2024	9
2025	9
2026	9
2027	10
Next five years	52

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compensation expense for the Company’s contributions to these retirement savings plans was $17 million in 2022, $16 million in 2021 and $17 million in 2020.

NOTE 13. FAIR VALUE MEASUREMENTS

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

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company recognized asset impairment charges of $14 million, $20 million and $182 million in 2022, 2021 and 2020, respectively. Of the asset impairment charges in 2022, $12 million was related to impairment of operating lease ROU assets associated with the Company’s retail store locations, and the remainder was related to impairment of fixed assets at these retail store locations. Of the asset impairment charges in 2021, $16 million was related to impairment of operating lease ROU assets associated with the Company’s retail store locations, and the remainder was related to impairment of fixed assets at these retail store locations. Of the asset impairment charges in 2020, $115 million was related to the impairment of goodwill in the Contract reporting unit, $48 million was related to impairment of operating lease ROU assets associated with the Company’s retail store locations, $12 million was related to impairment of fixed assets at these retail store locations, and the remainder related to a cost method investment and write-down of intangible assets that are not currently used. All impairment charges discussed in the sections below are presented in Asset impairments in the Consolidated Statements of Operations.

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

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the 2022 impairment calculation were discounted at a weighted average discount rate of 8%. For the fourth quarter 2022 calculation, a 100-basis-point decrease in next year sales combined with a 50-basis-point decrease in next year gross margin would have increased the impairment by less than $1 million. Further, a 100-basis-point decrease in sales for all future periods would increase the impairment by less than $1 million.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There is uncertainty regarding the impact of the COVID-19 pandemic, supply chain and macroeconomic conditions on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

achieved and are subsequently reduced, additional impairment charges may result. However, at the end of 2022, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets, which were negatively impacted by the COVID-19 pandemic, as discussed in Note 7. The Company did not identify any impairment indicators for these long-lived assets as of December 31, 2022 and as a result there were no associated impairment charges. Refer to Note 7 for additional information about the impairment charges related to goodwill and other intangible assets.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying amounts because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	December 31,		December 25,
	2022		2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Company-owned life insurance	138	138	137	137
Financial liabilities:
Long-term debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	57	57	100	100
Revenue bonds, due in varying amounts periodically through 2029	75	76	75	76
American & Foreign Power Company, Inc. 5% debentures, due 2030	15	14	15	16

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has a paper purchase agreement with Boise White Paper, L.L.C. (“Boise Paper”) under which it agreed to purchase office paper from Boise Paper and Boise Paper has agreed to supply office paper to the Company, subject to the terms and conditions of the paper purchase agreement. Under the agreement, the Company has committed to purchase a portion of its paper product offering from Boise Paper. Purchases under the agreement were $354 million in 2022, $336 million in 2021 and $326 million in 2020.

INDEMNIFICATIONS

Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 31, 2022, the Company is not aware of any material liabilities arising from these indemnifications. Additionally, the Company retains certain guarantees in place with respect to the liabilities or obligations of the European Business and remains contingently liable for these obligations. However, the Purchaser must indemnify and hold the Company harmless for any losses in connection with these guarantees. The Company currently does not believe it is probable it would be required to perform under any of these guarantees or any of the underlying obligations.

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

In addition to the foregoing, OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of December 31, 2022, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, the Company’s estimated range of reasonably possible losses was approximately $15 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

NOTE 15. DISCONTINUED OPERATIONS

In January 2021, the Company’s Board of Directors announced that as a result of a business review of CompuCom, management had initiated a process to explore a value-maximizing sale of the Company’s former CompuCom Division. On June 29, 2021, the Company’s Board of Directors aligned with management’s commitment to a plan to sell CompuCom through a single disposal group. Although management did not bring forth a specific transaction to the Board of Directors at the time, the Company was actively marketing CompuCom for sale at a price that the Company believed was reasonable in relation to CompuCom’s current fair value. CompuCom was available for immediate sale in its present condition and any sale was expected to be subject to customary regulatory approvals. Based on these considerations, and management’s experience and ability to complete similar transactions in the past, management believed the sale was probable and expected to complete it within one year from June 29, 2021. Accordingly, management concluded that the CompuCom disposal group had met the accounting criteria to be classified as held for sale as of June 29, 2021 and is presented as such in the Consolidated Balance Sheet as of December 25, 2021. The planned disposition of CompuCom represented a strategic shift that will have a major impact on the Company’s operations and financial results. Accordingly, the

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company also presented the operating results and cash flows of its CompuCom Division as discontinued operations for all periods presented.

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

CompuCom was presented as held for sale as of December 25, 2021, and the loss from classification to held for sale was measured at the lower of its carrying amount or estimated fair value less costs to sell and was included in the valuation allowance of current assets held for sale as of December 25, 2021. The estimated fair value of CompuCom was based on the terms of the SPA, and amounted to $190 million, which included $126 million for cash purchase price after adjusting for cash, debt and working capital, $55 million for the promissory note, and $9 million for the earn-out. Of the cash purchase price, $30 million was related to adjustments for cash, debt and working capital and was recorded as a current receivable upon completion of the sale. The promissory note and the earn-out are non-current receivables as of December 31, 2022. The earn-out provision was identified to be a derivative in accordance with ASC 815, and its fair value was determined using Monte Carlo simulation. The resulting loss from classification to held for sale was $170 million in the fourth quarter of 2021.

In the fourth quarter of 2022, the Company and the purchaser settled on the cash, debt and working capital adjustments, which resulted in a total receivable of $9 million, of which $5 million was recorded as a current receivable, and the remaining $4 million as a non-current receivable as of December 31, 2022. In February 2023, the promissory note was amended to include the additional $4 million non-current receivable, bringing its principal balance to $59 million. Since the agreed upon receivable amount was lower than the $30 million estimated, discussed above, it resulted in an adjustment to loss on disposal of $21 million related to the sale of CompuCom in 2022. During 2022, the Company also incurred additional $2 million in third-party professional fees related to the sale of CompuCom. These losses were partially offset by $10 million of insurance proceeds received for the malware incident that occurred in 2021.

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

(In millions)	2022	2021	2020
Major components of discontinued operations before income taxes:
Sales	$—	$802	$838
Cost of goods and occupancy costs	-	645	657
Gross profit	—	157	181
Selling, general and administrative expenses	—	152	171
Asset impairments	—	252	248
Merger, restructuring and other operating expenses, net	—	(2)	20
Operating loss	—	(245)	(258)
Other income (expense), net	—	(1)	1
Loss from major components of discontinued operations before income taxes	—	(246)	(257)
Loss from classification to held for sale	(13)	(170)	—
Loss from discontinued operations before income taxes	(13)	(416)	(257)
Income tax benefit	(1)	(21)	(1)
Discontinued operations, net of tax	$(12)	$(395)	$(256)

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the major classes of assets and liabilities of the disposal group classified as held for sale presented in the Consolidated Balance Sheet as of December 25, 2021. The Company completed the sale of CompuCom on December 31, 2021, and therefore no assets or liabilities are included in discontinued operations as of December 31, 2022.

December 25,
(In millions)	2021
Major classes of assets included in discontinued operations:
Cash and cash equivalents	$23
Receivables, net	221
Inventories	20
Prepaid expenses and other current assets	15
Property and equipment, net	25
Operating lease right-of-use assets	66
Other intangible assets, net	255
Other assets	14
Less: valuation allowance	(170)
Total assets of the disposal group classified as held for sale	$469
Major classes of liabilities included in discontinued operations:
Trade accounts payable	$83
Accrued expenses and other current liabilities	86
Deferred income taxes and other long-term liabilities	75
Operating lease liabilities	46
Total liabilities of the disposal group classified as held for sale	$290

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 31, 2022*
Net sales	$2,178	$2,034	$2,172	$2,106
Gross profit	484	431	486	446
Operating income (1)	76	28	84	55
Net income from continuing operations	55	20	67	36
Discontinued operations, net of tax	—	7	—	(19)
Net income	55	27	67	17
Basic earnings (loss) per share (2)
Continuing operations	$1.14	$0.40	$1.39	$0.79
Discontinued operations	—	0.15	(0.01)	(0.41)
Net basic earnings per share	$1.14	$0.55	$1.38	$0.38
Diluted earnings (loss) per share (2)
Continuing operations	$1.09	$0.39	$1.36	$0.76
Discontinued operations	—	0.15	(0.01)	(0.40)
Net diluted earnings per share	$1.09	$0.54	$1.35	$0.36

*	Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.
(1)

Includes Merger, restructuring and other operating expenses, net totaling $10 million, $23 million, $8 million and ($3) million in the first, second, third and fourth quarters of 2022, respectively. The first, second, third and fourth quarters of 2022 also include asset impairments of $2 million, $3 million, $3 million and $6 million, respectively.

(2)

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The sum of the quarterly earnings (loss) per share does not equal the annual earnings (loss) per share due to differences in quarterly and annual weighted-average shares outstanding.

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 25, 2021*
Net sales	$2,174	$2,070	$2,179	$2,042
Gross profit	495	432	504	432
Operating income (3)	69	30	104	31
Net income from continuing operations	63	20	73	32
Discontinued operations, net of tax	(10)	(108)	28	(306)
Net income (loss)	53	(88)	101	(274)
Basic earnings (loss) per share (4)
Continuing operations	$1.17	$0.36	$1.38	$0.63
Discontinued operations	(0.18)	(1.98)	0.54	(6.07)
Net basic earnings (loss) per share	$0.99	$(1.62)	$1.92	$(5.44)
Diluted earnings (loss) per share (4)
Continuing operations	$1.12	$0.35	$1.33	$0.61
Discontinued operations	(0.17)	(1.93)	0.52	(5.87)
Net diluted earnings (loss) per share	$0.95	$(1.58)	$1.85	$(5.26)

*	Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.
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

NOTE 17. SUBSEQUENT EVENTS

In January 2023, the Company acquired a small independent regional office supply distribution business in the U.S. Consistent with acquisitions of similar sized businesses in the past, the business was acquired within a range of $5 million to $15 million, which is not material to the Company. Additionally, certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired business is not material to the Company.

FORM 10-K CROSS-REFERENCE INDEX

(a)	Refer to Part IV — Item 15 of this Annual Report.