Form 10-Q
period 2023-04-01
ODP Corp
filed 2023-05-10
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2023

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __ __ __ __to __ __ __ __

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At May 3, 2023, there were 38,595,863 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

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

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended
	April 1,	March 26,
	2023	2022
Sales	$2,108	$2,178
Cost of goods and occupancy costs	1,627	1,694
Gross profit	481	484
Selling, general and administrative expenses	382	396
Asset impairments	4	2
Merger, restructuring and other operating expenses, net	—	10
Operating income	95	76
Other income (expense):
Interest income	2	1
Interest expense	(5)	(5)
Other income, net	2	2
Income from continuing operations before income taxes	94	74
Income tax expense	22	19
Net income from continuing operations	72	55
Discontinued operations, net of tax	—	—
Net income	$72	$55
Basic earnings per share
Continuing operations	$1.79	$1.14
Discontinued operations	—	—
Net basic earnings per share	$1.79	$1.14
Diluted earnings per share
Continuing operations	$1.71	$1.09
Discontinued operations	—	—
Net diluted earnings per share	$1.71	$1.09

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in The ODP Corporation Annual Report on Form 10-K filed on March 1, 2023 (the “2022 Form 10-K”).

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	13 Weeks Ended
	April 1, 2023	March 26, 2022
Net income	$72	$55
Other comprehensive income, net of tax, where applicable:
Foreign currency translation adjustments	2	(1)
Reclassification of foreign currency translation adjustments realized upon disposal of business	—	6
Total other comprehensive income, net of tax, where applicable	2	5
Comprehensive income	$74	$60

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2022 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	April 1,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$343	$403
Receivables, net	524	536
Inventories	793	828
Prepaid expenses and other current assets	43	36
Current assets held for sale	110	107
Total current assets	1,813	1,910
Property and equipment, net	345	352
Operating lease right-of-use assets	885	874
Goodwill	467	464
Other intangible assets, net	44	46
Deferred income taxes	165	182
Other assets	322	321
Total assets	$4,041	$4,149
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$903	$821
Accrued expenses and other current liabilities	923	1,005
Income taxes payable	7	17
Short-term borrowings and current maturities of long-term debt	12	16
Total current liabilities	1,845	1,859
Deferred income taxes and other long-term liabilities	123	122
Pension and postretirement obligations, net	16	16
Long-term debt, net of current maturities	210	172
Operating lease liabilities	699	693
Total liabilities	2,893	2,862
Commitments and contingencies
Stockholders' equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 66,448,993 at April 01, 2023 and 65,636,015 at December 31, 2022; outstanding shares — 38,763,384 at April 01, 2023 and 42,213,046 at December 31, 2022	1	1
Additional paid-in capital	2,732	2,742
Accumulated other comprehensive loss	(75)	(77)
Accumulated deficit	(379)	(451)
Treasury stock, at cost — 27,685,609 shares at April 01, 2023 and 23,422,969 shares at December 31, 2022	(1,131)	(928)
Total stockholders' equity	1,148	1,287
Total liabilities and stockholders’ equity	$4,041	$4,149

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2022 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	13 Weeks Ended
	April 1,	March 26,
	2023	2022
Cash flows from operating activities:
Net income	$72	$55
Income from discontinued operations, net of tax	—	—
Net income from continuing operations	72	55
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30	34
Amortization of debt discount and issuance costs	1	—
Charges for losses on receivables and inventories	5	6
Asset impairments	4	2
Gain on disposition of assets, net	(1)	(3)
Compensation expense for share-based payments	9	9
Deferred income taxes and deferred tax asset valuation allowances	17	10
Changes in working capital and other operating activities	20	(83)
Net cash provided by operating activities of continuing operations	157	30
Net cash provided by operating activities of discontinued operations	—	—
Net cash provided by operating activities	157	30
Cash flows from investing activities:
Capital expenditures	(27)	(21)
Businesses acquired, net of cash acquired	(10)	—
Proceeds from disposition of assets	1	6
Settlement of company-owned life insurance policies	—	1
Net cash used in investing activities of continuing operations	(36)	(14)
Net cash provided by investing activities of discontinued operations	5	67
Net cash provided by (used in) investing activities	(31)	53
Cash flows from financing activities:
Net payments on long and short-term borrowings	(5)	(6)
Debt retirement	(60)	(43)
Debt issuance	100	—
Share purchases for taxes, net of proceeds from employee share-based transactions	(19)	(14)
Repurchase of common stock for treasury	(201)	—
Other financing activities	—	(1)
Net cash used in financing activities of continuing operations	(185)	(64)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(185)	(64)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	1
Net increase (decrease) in cash, cash equivalents and restricted cash	(59)	20
Cash, cash equivalents and restricted cash at beginning of period	404	537
Cash, cash equivalents and restricted cash at end of period	$345	$557
Supplemental information on non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$70	$35
Promissory note receivable obtained from disposition of discontinued operations	59	55
Earn-out receivable obtained from disposition of discontinued operations	9	9
Cash interest paid, net of amounts capitalized and non-recourse debt	4	—
Other current receivable obtained from disposition of discontinued operations	—	30

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2022 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

	13 Weeks Ended April 1, 2023
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 31, 2022	65,636,015	$1	$2,742	$(77)	$(451)	$(928)	$1,287
Net income	—	—	—	—	72	—	72
Other comprehensive income	—	—	—	2	—	—	2
Exercise and release of incentive stock (including income tax benefits and withholding)	812,978	—	(19)	—	—	—	(19)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Repurchase of common stock						(202)	(202)
Other	—	—	—	—	—	(1)	(1)
Balance at April 1, 2023	66,448,993	$1	$2,732	$(75)	$(379)	$(1,131)	$1,148

	13 Weeks Ended March 26, 2022
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 25, 2021	64,704,979	$1	$2,692	$(6)	$(617)	$(632)	$1,438
Net income	—	—	—	—	55	—	55
Other comprehensive income	—	—	—	5	—	—	5
Exercise and release of incentive stock (including income tax benefits and withholding)	652,606	—	(14)	—	—	—	(14)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Other	—	—	—	—	—	(1)	(1)
Balance at March 26, 2022	65,357,585	$1	$2,687	$(1)	$(562)	$(633)	$1,492

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2022 Form 10-K.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The ODP Corporation (including its consolidated subsidiaries, “ODP” or the “Company”) is a leading provider of products, services and technology solutions through an integrated business-to-business (“B2B”) distribution platform and omni-channel presence, which includes supply chain and distribution operations, dedicated sales professionals, a B2B digital procurement solution, online presence, and a network of Office Depot and OfficeMax retail stores. Through its operating companies ODP Business Solutions, LLC; Office Depot, LLC; Veyer, LLC; and Varis, LLC, The ODP Corporation empowers every business, professional, and consumer to achieve more every day.

The Company has four reportable segments (or “Divisions”), which are ODP Business Solutions Division, Office Depot Division, Veyer Division, and Varis Division. Refer to Note 4 for additional information.

The Company’s CompuCom Division was sold through a single disposal group on December 31, 2021. The Company has presented cash flows from the sale of the CompuCom Division as discontinued operations in the Condensed Consolidated Statements of Cash Flows for all periods. There was no impact of discontinued operations on the Condensed Consolidated Statement of Operations for the periods presented in this Quarterly Report on Form 10-Q. Refer to Note 12 for additional information.

The Condensed Consolidated Financial Statements as of April 1, 2023, and for the 13-week period ended April 1, 2023 (also referred to as the “first quarter of 2023”) and March 26, 2022 (also referred to as the “first quarter of 2022”) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The Company made a business acquisition in 2023 which is included prospectively from the date of acquisition, thus affecting the comparability of the Company’s financial statements for the periods presented in this Quarterly Report on Form 10-Q. Refer to Note 2 for additional information.

The Company has prepared the Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the SEC. Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to those SEC rules and regulations. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a better understanding of the Company and its Condensed Consolidated Financial Statements, the Company recommends reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements, which are included in the Company’s 2022 Form 10-K. These interim results are not necessarily indicative of the results that should be expected for the full year.

CASH MANAGEMENT

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Amounts not yet presented for payment to zero balance disbursement accounts of $10 million and $16 million at April 1, 2023 and December 31, 2022, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

At April 1, 2023 and December 31, 2022, cash and cash equivalents held outside the United States amounted to $117 million and $113 million, respectively.

Restricted cash consists primarily of cash in bank committed to fund UK pension obligations based on the agreements that govern the UK pension plan. Restricted cash is valued at cost, which approximates fair value. Restricted cash was $2 million and $1 million at April 1, 2023 and December 31, 2022, respectively.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

REVENUE AND CONTRACT BALANCES

The Company generates substantially all of its revenue from contracts with customers for the sale of products and services. Refer to Note 4 for information on revenue by reportable segment and product category. Contract balances primarily consist of receivables, assets related to deferred contract acquisition costs, liabilities related to payments received in advance of performance under the contract, and liabilities related to unredeemed gift cards and loyalty programs. The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	April 1,	December 31,
(In millions)	2023	2022
Trade receivables, net	422	412
Short-term contract assets	5	8
Long-term contract assets	2	2
Short-term contract liabilities	40	41
Long-term contract liabilities	—	—

The Company recognized revenues of $18 million and $13 million in the first quarters of 2023 and 2022, respectively, which were included in the short-term contract liability balance at the beginning of each respective period.

NOTE 2. ACQUISITIONS

Since 2017, the Company has been acquiring profitable regional office supply distribution businesses to expand its reach and distribution network into geographic areas that were previously underserved. In January 2023, the Company acquired a small independent regional office supply distribution business in the U.S. The Company’s strategy has been to acquire businesses with purchase prices ranging from $5 million to $15 million, which were individually insignificant to the Company. The business acquired was consistent with acquisitions of similar sized businesses in the past and the acquisition was primarily funded with cash on hand.

The acquisition was treated as a purchase in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transactions including goodwill and other intangible assets. The Company has performed a preliminary purchase price allocation of the aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transactions. The preliminary purchase price allocation for the acquired office supply distribution business includes $3 million of goodwill. An immaterial amount of the aggregate purchase price was allocated to working capital accounts. These assets and liabilities are included in the Condensed Consolidated Balance Sheet as of April 1, 2023. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the dates of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of the acquired business is combined with the Company’s operating results subsequent to the purchase date and are included in the ODP Business Solutions Division, as described in Note 4. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired business are not material to the Company.

Under the business combinations accounting guidance, merger and integration costs are not included as components of consideration transferred. Instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger, restructuring and other operating expenses, net line in the Condensed Consolidated Statements of Operations. Refer to Note 3 for additional information about the merger, restructuring and other operating expenses incurred during the first quarter of 2023.

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

	First Quarter
(In millions)	2023	2022
Merger and transaction related expenses
Transaction and integration	$—	$—
Total Merger and transaction related expenses	—	—
Restructuring expenses
Severance	—	—
Professional fees	—	—
Facility closure, contract termination, and other expenses, net	—	1
Total Restructuring expenses, net	—	1
Other operating expenses
Professional fees	—	9
Total Other operating expenses	—	9
Total Merger, restructuring and other operating expenses, net	$—	$10

MERGER AND TRANSACTION RELATED EXPENSES

In the first quarter of 2023, the Company recognized transaction and integration expenses of less than $1 million related to the acquisition of the small independent regional office supply distribution business. Transaction and integration include legal, accounting, and other third-party expenses incurred in connection with acquisitions. In the first quarter of 2022, the Company did not incur any transaction and integration expenses.

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

In December 2022, the Company’s Board of Directors approved to extend the program through 2024. The Company closed 20 retail stores in the first quarter of 2023. The Company had closed a total of 237 retail stores and two distribution facilities in 2022, 2021 and 2020 under the Maximize B2B Restructuring Plan. It is anticipated that additional retail stores will be closed in 2023 and 2024, however, it is generally understood that closures will approximate the store’s lease termination date.

In the first quarter of 2023, the Company had less than $1 million of restructuring costs associated with the Maximize B2B Restructuring Plan. In the first quarter of 2023, the Company made cash payments of $3 million associated with expenditures for the Maximize B2B Restructuring Plan. Since its inception in 2020, the Company incurred $81 million in restructuring expenses to implement the Maximize B2B Restructuring Plan through the first quarter of 2023 for its continuing operations, of which $64 million were cash expenditures. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $95 million.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

OTHER OPERATING EXPENSES

Other operating expenses represent costs incurred that are incremental to those related to running the Company’s core operations, which are presented within Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. The Company did not incur any other operating expenses in the first quarter of 2023. In the first quarter of 2022, the Company had incurred $9 million in third-party professional fees associated with the previously planned separation of its consumer business. For additional information, see Note 1. “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements and Management’s Discussion and Analysis in the 2022 Form 10-K.

MERGER, RESTRUCTURING AND OTHER ACCRUALS

The activity in the merger, restructuring and other accruals in the first quarter of 2023 is presented in the table below. Certain merger, restructuring and other charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

	Balance as of			Balance as of
	December 31,	Charges (credits)	Cash	April 1,
(In millions)	2022	Incurred	Payments	2023
Termination benefits:
Maximize B2B Restructuring Plan	5	—	(1)	4
Lease and contract obligations, accruals for facilities closures and other costs:
Maximize B2B Restructuring Plan	4	1	(1)	4
Comprehensive Business Review	1	—	—	1
Previously planned separation of consumer business and re-alignment	2	—	(2)	—
Total	$12	$1	$(4)	$9

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.

NOTE 4. SEGMENT INFORMATION

At April 1, 2023, the Company had four reportable segments:

ODP Business Solutions Division – The Company’s leading B2B distribution solutions provider serving small, medium and enterprise level companies, including those in the public and education sectors. This segment includes the contract sales channel of the Company’s previous Business Solutions Division, and operates in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. The ODP Business Solutions Division sells nationally branded, as well as the Company’s private branded, office supply and adjacency products and services to customers, who are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites. Adjacency products and services include cleaning, janitorial, and breakroom supplies, office furniture, technology products, and copy and print services. This segment also includes our Federation entities, which are over a dozen regional office supply distribution businesses acquired by the Company as part of its transformation to expand its reach and distribution network into geographic areas that were previously underserved, and which continue to operate under their own brand names. The acquisition of these businesses has allowed for an effective means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

Office Depot Division – The Company’s leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 959 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). The Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offering business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are facilitated through the Company’s regional print production centers.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

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

The following is a summary of sales and operating income (loss) by each of the Divisions, reconciled to consolidated totals:

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Varis Division	Eliminations	Total
First Quarter of 2023
Sales (external)	$1,005	$1,094	$7	$2	$-	$2,108
Sales (internal)	4	9	1,412	-	(1,425)	$-
Total sales	$1,009	$1,103	$1,419	$2	$(1,425)	$2,108
Division operating income (loss)	$39	$85	$15	$(17)	$-	$122

First Quarter of 2022
Sales (external)	$978	$1,194	$4	$2	$-	$2,178
Sales (internal)	6	7	1,529	-	(1,542)	-
Total sales	$984	$1,201	$1,533	$2	$(1,542)	$2,178
Division operating income (loss)	$19	$96	$8	$(15)	$-	$108

The reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

	First Quarter
(In millions)	2023	2022
Total Divisions operating income	$122	$108
Add/(subtract):
Asset impairments	(4)	(2)
Merger, restructuring and other operating expenses, net	-	(10)
Unallocated expenses	(23)	(20)
Interest income	2	1
Interest expense	(5)	(5)
Other income, net	2	2
Income from continuing operations before income taxes	$94	$74

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table provides information about disaggregated sales by major categories:

	First Quarter
(In millions)	2023	2022
Major sales categories
Supplies	$1,052	$1,049
Technology	616	672
Furniture and other	278	311
Copy and print	162	146
Total	$2,108	$2,178

The components of goodwill by segment are as follows:

(In millions)	Balance as of December 31, 2022	Acquisitions	Balance as of April 1, 2023
ODP Business Solutions Division	$142	$3	$145
Office Depot Division	219	-	219
Veyer Division	35	-	35
Varis Division	68	-	68
Total	$464	$3	$467

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. Each reportable segment also represents a reporting unit. The most recent annual impairment assessment was performed during the fourth quarter of 2022, using a quantitative assessment for its Varis reporting unit, and qualitative assessments for all other reporting units. The quantitative assessment for Varis reporting unit combined the income approach and the market approach valuation methodologies and concluded that the fair value of this reporting unit exceeded its carrying amount by 21%. The Varis reporting unit has been in operation since 2021, therefore the Company has less experience estimating the operating performance of this reporting unit. Changes to the critical assumptions used to estimate the fair value of this reporting unit, including changes in projected revenue growth rates, gross margin or expenses may result in a different calculation of fair value that could lead to the recognition of impairment charges in future periods.

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

NOTE 5. INCOME TAXES

The Company’s effective tax rates were 23% for the first quarter of 2023 and 26% for the first quarter of 2022. For the first quarter of 2023 and 2022, the Company’s effective rates were primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 6. EARNINGS PER SHARE

The following table represents the calculation of earnings per common share – basic and diluted:

	First Quarter
(In millions, except per share amounts)	2023	2022
Basic Earnings Per Share
Numerator:
Net income from continuing operations	$72	$55
Income from discontinued operations, net of tax	—	—
Net income	$72	$55
Denominator:
Weighted-average shares outstanding	40	49
Basic earnings per share
Continuing operations	$1.79	$1.14
Discontinued operations	—	—
Net basic earnings per share	$1.79	$1.14
Diluted Earnings Per Share
Numerator:
Net income from continuing operations	$72	$55
Income from discontinued operations, net of tax	—	—
Net income	$72	$55
Denominator:
Weighted-average shares outstanding	40	49
Effect of dilutive securities:
Stock options and restricted stock	2	2
Diluted weighted-average shares outstanding	42	51
Diluted earnings per share
Continuing operations	$1.71	$1.09
Discontinued operations	—	—
Net diluted earnings per share	$1.71	$1.09

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were less than 1 million in the first quarter of 2023 and the first quarter of 2022, but they were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

NOTE 7. DEBT

On April 17, 2020, the Company entered into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), which provides for a $1.2 billion asset-based revolving credit facility and a $100 million asset-based first-in, last-out term loan facility (the “FILO Term Loan Facility”), for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature on April 17, 2025. The Third Amended Credit Agreement replaced the Company’s then existing amended and restated credit agreement that was due to mature in May 2021. During the first quarter of 2022, the Company reduced its asset-based revolving credit facility by $200 million to $1.0 billion and retired $43 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement. Also, during the first quarter of 2023, the Third Amended Credit Agreement was amended to replace the LIBOR-based Eurocurrency reference interest rate option with a reference interest rate option based upon SOFR. Other than the foregoing, the material terms of the Third Amended Credit Agreement remain unchanged.

As provided by the Third Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, cash value of company-owned life insurance policies, and certain specific real estate of the Company. During the first quarter of 2023, the Company elected to draw down $100 million under the Third Amended Credit Agreement to fund the repurchase of its common stock from HG Vora Special Opportunities Master Fund, Ltd. (“HG Vora”) as part of the Company's existing $1 billion stock repurchase program, as well as for working capital management and timing of collections and disbursements. This was partially repaid during the first quarter of 2023, resulting in $40 million of revolving loans outstanding at April 1, 2023. Also, at April 1, 2023, the Company had $57 million of outstanding FILO Term Loan Facility loans, $39 million of outstanding standby letters of credit, and $803 million of available credit under the Third Amended Credit Agreement. The Company was in compliance with all applicable covenants at April 1, 2023.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 8. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 31, 2022	$(39)	$(38)	$(77)
Other comprehensive income activity	2		2
Balance at April 1, 2023	$(37)	$(38)	$(75)

TREASURY STOCK

In October 2022, the Board of Directors approved a new stock repurchase program of up to $1 billion, available through December 31, 2025, which replaced the existing $600 million stock repurchase program effective November 3, 2022. The new authorization may be suspended or discontinued at any time. The exact timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances.

The Company repurchased 4 million shares in the first quarter of 2023 for total consideration of $202 million. Of the total shares repurchased, 2 million shares were purchased from HG Vora for a cost of $89 million pursuant to the related stock purchase agreement that the Company entered into with HG Vora, effective March 13, 2023. As of April 1, 2023, $646 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of the first quarter of 2023 and through May 3, 2023, the Company repurchased less than 1 million shares of its common stock at a cost of $11 million.

At April 1, 2023, there were 28 million shares of common stock held in treasury. The Company’s Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 7 for additional information about the Company’s compliance with covenants.

DIVIDENDS ON COMMON STOCK

The Company did not declare any cash dividends in the first quarter of 2023. The Company does not anticipate declaring cash dividends in the foreseeable future. The Company’s Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 7 for additional information about the Company’s compliance with covenants.

NOTE 9. EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – NORTH AMERICA

The components of net periodic pension benefit for the Company’s North America pension plans are as follows:

	First Quarter
(In millions)	2023	2022
Service cost	$—	$—
Interest cost	8	5
Expected return on plan assets	(9)	(6)
Amortization of gain	(1)	—
Net periodic pension benefit	$(2)	$(1)

The North America qualified pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at April 1, 2023 and December 31, 2022. The North America nonqualified pension plan is in a net liability position and included in Pension and postretirement obligations, net in the Condensed Consolidated Balance Sheets at April 1, 2023 and December 31, 2022. During the first quarter of 2023, $1 million of cash contributions were made to the North America pension plans. The Company expects to make additional cash contributions of approximately $1 million to the North America pension plans during the remainder of 2023.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

PENSION PLAN – UNITED KINGDOM

The components of net periodic pension benefit for the Company’s pension plan in the United Kingdom (“UK”) are as follows:

	First Quarter
(In millions)	2023	2022
Service cost	$—	$—
Interest cost	2	1
Expected return on plan assets	(2)	(2)
Net periodic pension benefit	$—	$(1)

The UK pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at April 1, 2023 and December 31, 2022. During the first quarter of 2023, no cash contributions were made to the UK pension plan. The Company is not required to make any additional cash contributions to the UK pension plan in the remainder of 2023.

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

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the first quarter of 2023, the Company recognized asset impairment charges of $4 million. Of these asset impairment charges, $3 million related to the impairment of operating lease right-of-use (“ROU”) assets associated with the Company’s retail store locations, with the remainder relating to impairment of fixed assets and other impairment. In the first quarter of 2022, the Company recognized asset impairment charges of $2 million, primarily related to the impairment of operating lease ROU assets associated with the Company's retail store locations. All impairment charges discussed in the sections below are presented in Asset impairments in the Condensed Consolidated Statements of Operations.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the first quarter of 2023 impairment calculation were discounted at a weighted average discount rate of 8%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There are uncertainties regarding the impact of supply chain and macroeconomic conditions on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the first quarter of 2023, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets. The Company did not identify any impairment indicators for these long-lived assets as of April 1, 2023, and as a result, there were no associated impairment charges.

The Company’s corporate headquarters in Boca Raton met the criteria to be classified as held for sale during the third quarter of 2022. The asset was measured at the lower of its carrying amount or estimated fair value less costs to sell upon classification to held for sale, which was $104 million, and did not result in any valuation reserve being recorded. Accordingly, the Company presented its corporate headquarters in Boca Raton within current assets held for sale in the Condensed Consolidated Balance Sheets as of December 31, 2022 and April 1, 2023. The Company had entered into an agreement in principle with a third-party buyer to sell this facility. The sales transaction was completed on April 6, 2023, for a sale price of $104 million. Upon the completion of the sale, the Company also leased back a portion of the building’s office space from the new owner.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	April 1,		December 31,
	2023		2022
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Company-owned life insurance	138	138	138	138
Financial liabilities:
Long-term debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	97	97	57	57
Revenue bonds, due in varying amounts periodically through 2029	75	76	75	76
American & Foreign Power Company, Inc. 5% debentures, due 2030	15	13	15	14

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

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending, threatened and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of April 1, 2023, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, the Company’s estimated range of reasonably possible losses was approximately $15 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations, or cash flows.

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

In the fourth quarter of 2022, the Company and the purchaser settled on the cash, debt and working capital adjustments, which resulted in the total cash purchase price of $104 million. At the closing date of the transaction, on December 31, 2021, the Company had previously received $95 million from the purchaser. Of the additional $9 million to be received to settle the total cash purchase price, $5 million was received in the first quarter of 2023, and the promissory note was amended in February 2023 to include the remaining $4 million, bringing its principal balance to $59 million. The earn-out provision was identified to be a derivative in accordance with ASC 815, and its fair value was determined using Monte Carlo simulation as $9 million. The promissory note and the earn-out are non-current receivables as of April 1, 2023.

The Company did not have any financial results related to discontinued operations on its condensed consolidated statement of operations in the first quarter of 2023. The Company had loss on disposal of CompuCom of $1 million in the first quarter of 2022, representing third party professional fees incurred in connection with the sale.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the Company’s ability to achieve its strategic plans, the potential impact of the COVID-19 pandemic on our business, liquidity, suppliers, consumers, customers, and employees, disruptions or inefficiencies in our supply chain, our strategic shift to maintain all of our businesses under common ownership, our ability to mitigate or manage disruptions posed by COVID-19, uncertainties arising from the Russia-Ukraine conflict, and macroeconomic drivers and their effect on the U.S. economy, changes in worldwide and U.S. economic conditions including higher interest rates that materially impact consumer spending and employment and the demand for our products and services, and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth herein under “Risk Factors,” found in Other Information which supplements our discussion of “Risk Factors” within Other Key Information in our Annual Report on Form 10-K filed on March 1, 2023 (the “2022 Form 10-K”) with the SEC, Forward-Looking Statements, found in our 2022 Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist readers in better understanding and evaluating our financial condition and results of operations. We recommend reading this MD&A in conjunction with our Condensed Consolidated Financial Statements and the Notes to those statements included in the “Financial Statements” section of this Quarterly Report on Form 10-Q, as well as our 2022 Form 10-K.

OVERVIEW

THE COMPANY

We are a leading provider of products, services and technology solutions through an integrated business-to-business (“B2B”) distribution platform and omni-channel presence, which includes supply chain and distribution operations, dedicated sales professionals, a B2B digital procurement solution, online presence, and a network of Office Depot and OfficeMax retail stores. Through our operating companies ODP Business Solutions, LLC; Office Depot, LLC; Veyer, LLC; and Varis, LLC, we empower every business, professional, and consumer to achieve more every day.

As of April 1, 2023, our operations are organized into four reportable segments (or “Divisions”), as described below. We sold our CompuCom Division through a single disposal group on December 31, 2021. Accordingly, that business is presented as discontinued operations.

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

Office Depot Division - Our leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 959 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). Our Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offering business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are facilitated through our regional print production centers.

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

ACQUISITIONS

We have been acquiring profitable regional office supply distribution businesses to expand our reach and distribution network into geographic areas that were previously underserved. In January 2023, we acquired a small independent regional office supply distribution business in the U.S. Our strategy has been to acquire businesses with purchase prices ranging from $5 million to $15 million, which were individually insignificant to us. The business acquired was consistent with acquisitions of similar sized businesses in the past and the acquisition was primarily funded with cash on hand. The operating results of this small office supply business is combined with our operating results subsequent to its purchase date, and is included in our ODP Business Solutions Division segment. Refer to Note 2. “Acquisitions” in Notes to Condensed Consolidated Financial Statements for additional information.

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

COVID-19 UPDATE

For a discussion of the impacts to our business from COVID-19, refer to “COVID-19 Update” included in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, certain risk factors included in Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and the information presented below within “Operating Results by Division.”

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 13-week period ended April 1, 2023 (also referred to as the “first quarter of 2023”) and March 26, 2022 (also referred to as the “first quarter of 2022”). Prior year amounts have been recast to conform to the current presentation of our reportable segments, which were re-aligned in the third quarter of 2022.

Our consolidated sales were $70 million, or 3%, lower in the first quarter of 2023 compared to the same period of the prior year. Sales in our ODP Business Solutions Division increased $27 million, or 3%, as compared to the same period in the prior year. The increase in sales in our ODP Business Solutions Division were mainly in categories of paper, furniture, breakroom, technology, school and office supplies, and copy and print services. The increases in these categories were partially offset by a decrease in sales of personal protective equipment. Sales in our Office Depot Division decreased $100 million, or 8%, as compared to the same period in the prior year, mainly as a result of planned store closures and lower demand at our retail stores and eCommerce platform. Our Office Depot Division had lower demand in certain product categories that continued to have higher sales in the prior year comparable quarter driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic, such as facilitating the continued remote work environment. The contribution of our Veyer Division and Varis Division to consolidated sales was not material.

Sales (External)	First Quarter
(In millions)	2023	2022	Change
ODP Business Solutions Division	$1,005	$978	3%
Office Depot Division	1,094	1,194	(8)%
Veyer Division	7	4	75%
Varis Division	2	2	0%
Total	$2,108	$2,178	(3)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•
Total gross profit decreased $3 million, or 1% in the first quarter of 2023 when compared to the same period in 2022. Our ODP Business Solutions Division had $21 million higher gross profit resulting from higher sales, and our Veyer Division had $8 million higher gross profit due to lower product costing. Our Varis Division also contributed $1 million to the increase in gross profit. These increases were more than offset by $33 million decrease in gross profit of our Office Depot Division. The decrease in the Office Depot Division gross profit in the first quarter of 2023 is due to the flow through impact of lower sales, and higher supply chain and occupancy costs. Our supply chain and occupancy costs have been impacted by inflationary pressures, including labor, facility and store rents, and utilities.
•
Total gross margin for the first quarter of 2023 was 23%. The gross margin for the first quarter of 2023 was 1% higher than the gross margin in the comparative prior year period.
•
Total selling, general and administrative expenses decreased by $14 million in the first quarter of 2023 when compared to the same period in 2022, mainly driven by a $22 million decrease in our Office Depot Division. The decrease in our Office Depot Division was driven by store closures and certain strategic initiatives, including the Maximize B2B Restructuring Plan, aimed to generate savings through optimizing our retail footprint and remove corresponding costs supporting our Office Depot Division as our retail footprint is reduced. This decrease was partially offset by increases related to payroll and incentives in our ODP Business Solutions Division, Varis Division, and corporate costs. Selling, general and administrative expenses as a percentage of total sales was flat in the first quarter of 2023 as compared to the prior year period.
•
We recorded $4 million of asset impairment charges in the first quarter of 2023. Of these impairment charges, $3 million was related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder relating to impairment of fixed assets and other impairment. Refer to Note 10. “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements for additional information.
•
Our merger, restructuring and other operating expenses, net in the first quarter of 2023 were less than $1 million and related to restructuring activities and transaction and integration costs. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Condensed Consolidated Financial Statements for additional information.
•
For the first quarter of 2023, the Company’s effective tax rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date. This along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate of 23% for the first quarter of 2023 to differ from the statutory rate of 21%. Our effective tax rate in the prior period was primarily impacted by the recognition of tax benefits associated with stock-based compensation awards, state taxes, and the mix of income and losses across U.S. and non-U.S. jurisdictions. Refer to Note 5. “Income Taxes” in Notes to Condensed Consolidated Financial Statements for additional information.

•
Diluted earnings per share from continuing operations was $1.71 in the first quarter of 2023 compared to $1.09 in the first quarter of 2022.
•
We repurchased 4 million shares of our common stock in the first quarter of 2023 for total consideration of $202 million. As of April 1, 2023, $646 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of first quarter of 2023 and through May 3, 2023, we bought back less than 1 million shares of our common stock at a cost of $11 million.
•
At April 1, 2023, we had $343 million in cash and cash equivalents and $803 million of available credit under the Third Amended Credit Agreement (as defined in Note 7. “Debt” in Notes to Condensed Consolidated Financial Statements), for a total liquidity of approximately $1.1 billion. Cash provided by operating activities of continuing operations was $157 million in the first quarter of 2023 compared to cash provided by operating activities of continuing operations of $30 million in the comparable prior year period. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

ODP BUSINESS SOLUTIONS DIVISION

	First Quarter
(In millions)	2023	2022
Sales (external)	$1,005	$978
Sales (internal)	$4	$6
% change of total sales	3%
Division operating income	$39	$19
% of total sales	4%	2%

Sales in our ODP Business Solutions Division increased 3% in the first quarter of 2023 compared to the corresponding quarter in 2022. During the first quarter of 2023, our ODP Business Solutions Division experienced $82 million higher sales across a majority of our offerings, including paper, furniture, breakroom, technology, school and office supplies, copy and print services, and cleaning and breakroom supplies. In addition to continued demand from our business-to-business customers, inflationary price adjustments contributed to the increase in sales. These increases were partially offset by a decline of $57 million, which was mainly in personal protective equipment as demand for that category decreases. Sales include internal sales of $4 million and $6 million in the first quarter of 2023 and the first quarter of 2022, respectively, which relate to ODP Business Solutions Division customers’ transactions held at Office Depot Division retail store locations.

Our ODP Business Solutions Division sales could be impacted in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment and inflation that materially impact spending, the demand for our products and services and the availability of supply.

The changes in work environments as a result of the COVID-19 outbreak has been material to the results of the ODP Business Solutions Division in the first quarter of 2023. A prolonged or permanent shift to hybrid or continued remote work arrangements, as well as the substance and pace of macroeconomic recovery could also have a material impact to the future results of the ODP Business Solutions Division.

Our ODP Business Solutions Division operating income was $39 million in the first quarter of 2023 compared to $19 million in the first quarter of 2022, an increase of 105%, which was mainly driven by the flow through impact of higher sales and higher gross profit. As a percentage of sales, operating income increased approximately 200 basis points. Although we experienced higher product and import transportation costs due to the impacts of COVID-19 and inflation, this was more than offset by adjustments to selling price. Our selling, general and administrative expenses as a percentage of sales was flat compared to the corresponding period in the prior year.

OFFICE DEPOT DIVISION

	First Quarter
(In millions)	2023	2022
Sales (external)	$1,094	$1,194
Sales (internal)	$9	$7
% change of total sales	(8)%
Division operating income	$85	$96
% of total sales	8%	8%
Comparable store sales decrease	(3)%	N/A

Sales in our Office Depot Division decreased 8% in the first quarter of 2023, compared to the corresponding quarter in 2022. Since the prior year when the impacts of the COVID-19 pandemic began to recede, more of our customers have transitioned into on-site work and in-person learning, which resulted in a recovery of our copy and print services. We experienced $12 million of increased sales in copy and print services in the first quarter of 2023 compared to the corresponding quarter in 2022. This was more than offset by fewer transactions in product sales for the first quarter of 2023, as a result of both planned store closures and lower demand in product sales in our stores as well as through our eCommerce platform. Specifically, technology products, furniture, office supplies, cleaning supplies and personal protective equipment had lower sales in the first quarter of 2023, compared to the corresponding quarter in 2022. These categories had experienced higher demand in the prior year due to the needs of our customers to help address their challenges derived from the COVID-19 pandemic, which has been gradually decreasing since the prior year.

We believe sales in our Office Depot Division may continue to be adversely impacted in the near term and potentially longer related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending, the demand for our products and services and the availability of supply. Specifically, we experienced supply constraints in some of our larger product categories such as ink and technology products, and we may continue to face delays or difficulty sourcing these products.

Sales include internal sales of $9 million and $7 million in the first quarter of 2023 and the first quarter of 2022, respectively, which relate to print services provided to the ODP Business Solutions Division as well as internal service fee for providing buy online, pick up in store (“BOPIS”) transactions to ODP Business Solutions Division customers.

Sales generated through our eCommerce platform includes online sales fulfilled through warehouses, BOPIS transactions, online orders shipped from store, and same day delivery orders fulfilled with retail store inventory. These sales represented 29% of Office Depot Division’s total sales in the first quarter of 2023, as compared to 30% of total sales in the comparable prior period.

Comparable store sales decreased 3% in the first quarter of 2023, reflecting lower store traffic and average order value, partially offset by higher conversion rate and an increase in our copy and print services. The average order value was impacted by lower sales in our workspace product category. Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes or natural disasters, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods but may differ from measures used by other companies.

Our Office Depot Division operating income was $85 million in the first quarter of 2023, which decreased 11% as compared to $96 million in the first quarter of 2022. Operating income as a percentage of sales was flat at 8% in the first quarter of 2023 and the corresponding period in 2022. The reduction in operating income was mainly due to the flow through impact of lower sales as well as a 50 basis point lower gross margin rate primarily due to higher supply chain and occupancy costs. Selling, general and administrative costs as a percentage of sales were 30 basis points lower compared to the corresponding period in the prior year. This improvement is the result of our continuous efforts to optimize costs.

As of April 1, 2023, our Office Depot Division operated 959 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands compared to 1,032 stores at the end of the first quarter of 2022. Charges associated with store closures as part of a restructuring plan are reported as appropriate in Asset impairments and Merger, restructuring and other operating expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail stores and distribution center assets, and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to the “Corporate” section below for additional information of expenses incurred to date.

VEYER DIVISION

	First Quarter
(In millions)	2023	2022
Sales (external)	$7	$4
Sales (internal)	$1,412	$1,529
% change of total sales	(7)%
Division operating income	$15	$8
% of total sales	1%	1%

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

Our Veyer Division aims to be the lowest cost provider to the Office Depot Division and the ODP Business Solutions Division, with the purpose of achieving the most favorable outcome for our consolidated results. As a result, Veyer Division’s internal sales and profitability related to these internal sales could be impacted by product cost fluctuations and activities that we may undertake to drive efficiencies in the Veyer Division, including rebates we may receive from third-party vendors, as well as decisions made independently by the Office Depot Division and ODP Business Solutions Division for alternative sourcing options to meet customer needs.

In the first quarter of 2023 and the first quarter of 2022, $692 million and $785 million of internal sales are to the Office Depot Division, and $720 million and $744 million are to the ODP Business Solutions Division, respectively. The decrease in internal sales to the Office Depot Division is related to the decline in customer demand at our retail stores and eCommerce platform, which is discussed further in the Office Depot Division section above. The decrease in internal sales to the ODP Business Solutions Division is related to reduced demand experienced by ODP Business Solutions Division for personal protective equipment during the first quarter of 2023, which is discussed further in the ODP Business Solutions Division section above.

External sales represent supply chain services provided to third parties, as well as product sales by our Asia sourcing operation to third parties. The $3 million increase in external sales in the first quarter of 2023 was driven by supply chain services provided and product sales to third parties.

Our Veyer Division operating income was $15 million in the first quarter of 2023 compared to $8 million in the first quarter of 2022. The increase was related to the higher favorable impact from product costing on our Veyer Division's gross profit. Future performance of our Veyer Division is dependent upon market conditions in the transportation and logistics industry, including fluctuations in labor and fuel costs, and its ability to pass any cost increases through to its customers.

VARIS DIVISION

	First Quarter
(In millions)	2023	2022
Sales (external)	$2	$2
Sales (internal)	$—	$—
% change of total sales	0%
Division operating loss	$(17)	$(15)
% of total sales	(850)%	(750)%

Sales in our Varis Division were flat in the first quarter of 2023 compared to the corresponding period in the prior year. Sales predominantly related to subscription services.

Division operating loss was $17 million in the first quarter of 2023 compared to operating loss of $15 million in the first quarter of 2022, an increase of 13%, which was driven by investments in the resources required to expand and scale the technology platform and upgraded product offerings. The costs were mainly related to amortization of internally developed software. We expect to continue to incur costs and invest in growing our Varis Division in the near future.

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

Asset impairments

We recognized asset impairment charges of $4 million in the first quarter of 2023. Of these asset impairment charges, $3 million was related to impairment of operating lease ROU assets associated with our retail store locations, with the remainder relating to impairment of fixed assets and other impairment. We recognized asset impairment charges of $2 million in the first quarter of 2022 primarily related to impairment of operating lease ROU assets associated with our retail store locations.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In the first quarter of 2023, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our restructuring programs, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value.

During the fourth quarter of 2022, we performed our annual impairment assessment, which was as of the first day of fiscal month December. We used a quantitative assessment for our Varis Division reporting unit, and qualitative assessments for all other reporting units. The quantitative assessment for the Varis Division reporting unit combined the income approach and the market approach valuation methodologies and concluded that the fair value of this reporting unit exceeded its carrying amount. The fair value of our Varis reporting unit exceeded its carrying amount by 21%. Our Varis reporting unit has been in operation since 2021, therefore we have less experience estimating the operating performance of this reporting unit. Changes to the critical assumptions used to estimate the fair value of this reporting unit, including changes in projected revenue growth rates, gross margin or expenses may result in a different calculation of fair value that could lead to the recognition of impairment charges in future periods. Refer to Note 4. “Segment Information” in Notes to Condensed Consolidated Financial Statements for an additional information. We will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of our reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in goodwill impairment charges. Further, while we are currently in a strong liquidity and capital position, a significant deterioration may have a material impact on our liquidity and capital in future periods.

Merger, restructuring and other operating expenses, net

We have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. In the first quarter of 2022, we have also incurred costs related to our actions to separate our consumer business through a potential sale, prior to our Board of Directors’ decision on June 21, 2022 to maintain the consumer business under common ownership. The expenses and any income recognized directly associated with these actions are included in Merger, restructuring and other operating expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income. Merger, restructuring and other operating expenses, net were less than $1 million in the first quarter of 2023, compared to $10 million in the first quarter of 2022. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Condensed Consolidated Financial Statements for an additional analysis of these Corporate charges.

Unallocated Expenses

We allocate to our Divisions functional support expenses that are considered to be directly or closely related to segment activity. These allocated expenses are included in the measurement of Division operating income. Other companies may charge more or less for functional support expenses to their segments, and our results, therefore, may not be comparable to similarly titled measures used by other companies. The unallocated expenses primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, legal, audit and similar functions. Unallocated expenses were $23 million in the first quarter of 2023 compared to $20 million in the first quarter of 2022. The increase in the first quarter of 2023 compared to the prior year period was primarily due to higher third-party professional fees, legal fees and property costs.

Other Income and Expense

	First Quarter
(In millions)	2023	2022
Interest income	$2	$1
Interest expense	(5)	(5)
Other income, net	2	2

In April 2020, we entered into the Third Amended Credit Agreement which provided for an aggregate principal amount of up to $1.3 billion asset-based revolving credit facility and asset-based FILO Term Loan Facility, maturing in April 2025. We recorded $2 million of interest expense in the first quarter of 2023, and $1 million of interest expense in the first quarter of 2022, related to the Third Amended Credit Agreement. We also recorded interest expense related to our finance lease obligations and revenue bonds in all periods presented.

Other income, net includes the pension credit related to the frozen OfficeMax pension and other benefit plans, as well as the pension credit related to the pension plan in the United Kingdom that has been retained by us in connection with the sale of the European Business.

Income Taxes

Our effective tax rate was 23% for the first quarter of 2023 and 26% for the first quarter of 2022. For the first quarter of 2023, the Company’s effective rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date. This along with the impact of state taxes and the mix of income and losses across U.S and non-U.S. jurisdictions, caused our effective tax rate to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At April 1, 2023 and December 31, 2022, we had $343 million and $403 million in cash and cash equivalents, respectively, and $803 million and $856 million of available credit under the Third Amended Credit Agreement, respectively, for a total liquidity of approximately $1.1 and $1.3 billion at the end of each respective periods. At April 1, 2023, both cash and cash equivalents, and available credit under the Third Amended Credit Agreement exclude the impact of the sale of the Company's corporate headquarters in Boca Raton, which was sold in April 2023 for $104 million. Subsequent to the sale, we have $720 million of available credit under the Third Amended Credit Agreement. Despite the weaker global economic conditions and the uncertainties related to the current macroeconomic environment, we currently believe that as a result of our strong financial position, including our cash and cash equivalents on hand, availability of funds under the Third Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, costs associated with the previously planned Separation of our consumer business, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. From time to time, we may prepay outstanding debt and/or restructure or refinance debt obligations. As the impact of the COVID-19 pandemic on the global and national economies and our operations evolve, we will continue to assess our liquidity needs.

Financing

On April 17, 2020, as disclosed in Note 7. “Debt,” we entered into the Third Amended and Restated Credit Agreement, which provides for a $1.2 billion asset-based revolving credit facility and a $100 million asset-based FILO Term Loan Facility, for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature in April 2025. The Third Amended and Restated Credit Agreement replaced our then existing amended and restated credit agreement that was due to mature in May 2021. During the first quarter of 2022, we reduced our asset-based revolving credit facility by $200 million to $1.0 billion and retired $43 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement. Also, during the first quarter of 2023, the Third Amended Credit Agreement was amended to replace the LIBOR-based Eurocurrency reference interest rate option with a reference interest rate option based upon SOFR. Other than the foregoing, the material terms of the Third Amended Credit Agreement remain unchanged.

During the first quarter of 2023, we elected to draw down $100 million under the Third Amended Credit Agreement to fund the repurchase of our common stock from HG Vora Special Opportunities Master Fund, Ltd. (“HG Vora”) as part of our existing $1 billion stock repurchase program, as well as for working capital management and timing of collections and disbursements. We repaid $60 million of this amount during the first quarter of 2023, resulting in $40 million of revolving loans outstanding at April 1, 2023. Also, at April 1, 2023, we had $57 million of outstanding FILO Term Loan Facility loans, $39 million of outstanding standby letters of credit, and $803 million of available credit under the Third Amended Credit Agreement. We were in compliance with all applicable covenants at April 1, 2023.

Acquisitions and dispositions

In addition to the business acquisition disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets in connection with our strategic transformation. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness.

Capital Expenditures

We estimate capital expenditures in 2023 to be up to approximately $100 million, which includes investments to support our business priorities. These expenditures will be funded through available cash on hand and operating cash flows.

Capital Return Programs – Share Repurchases and Dividends

In October 2022, our Board of Directors approved a new stock repurchase program of up to $1 billion, available through December 31, 2025, to replace the existing $600 million stock repurchase program effective November 3, 2022. We repurchased 4 million shares in the first quarter of 2023 for total consideration of $202 million. Of the total shares repurchased, 2 million shares were purchased from HG Vora for a cost of $89 million pursuant to the related stock purchase agreement that the Company entered into with HG Vora, effective March 13, 2023. As of April 1, 2023, $646 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of the first quarter of 2023 and through May 3, 2023, we repurchased less than 1 million shares of our common stock at a cost of $11 million.

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

We did not declare any cash dividends in the first quarter of 2023. We do not anticipate declaring cash dividends in the foreseeable future. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

We will continue to evaluate our capital return programs as appropriate. Decisions regarding future share repurchases and dividends are within the discretion of our Board of Directors, and depend on a number of factors, including, general business and economic conditions, which includes the impact of COVID-19 on such conditions, and other factors which are discussed in this discussion and analysis and “Risk Factors” within Other Key Information in our 2022 Form 10-K.

CASH FLOWS

Continuing Operations

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

	First Quarter
(In millions)	2023	2022
Operating activities of continuing operations	$157	$30
Investing activities of continuing operations	(36)	(14)
Financing activities of continuing operations	(185)	(64)

Operating Activities

In the first quarter of 2023, cash provided by operating activities of continuing operations was $157 million, compared to cash provided by operating activities of continuing operations of $30 million during the corresponding period in 2022. This increase in cash flows from operating activities was primarily driven by $103 million more cash inflows from working capital, $17 million more net income after adjusting for non-cash charges, and $7 million more usage of deferred tax assets against current obligations. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For the first quarter of 2023, the primary drivers for higher cash flows from working capital was due to $46 million increase in cash flows from changes in our receivables, $46 million increase in cash flows from our inventories, and $11 million less cash outflows from our trade payables and other liabilities. The increase in our cash flows from receivables is due to the prior year period having cash outflows related to the recovery from the impact of the COVID-19 pandemic on the sales of our ODP Business Solutions Division. The change in inventories is mainly attributable to purchase volume. The change in our payables and other liabilities is reflective of the timing of payments.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash used in investing activities of continuing operations was $36 million in the first quarter of 2023, compared to $14 million in the first quarter of 2022. The cash outflow in the first quarter of 2023 was driven by $27 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities, as well as $10 million related to the business acquisition disclosed herein. These outflows were partially offset by proceeds from sale of assets of $1 million. The cash outflow in the first quarter of 2022 was driven by $21 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities. These outflows were partially offset by proceeds from sale of assets of $6 million and the cash proceeds from our company-owned life insurance policies of $1 million.

Financing Activities

Cash used in financing activities of continuing operations was $185 million in the first quarter of 2023, compared to $64 million in the first quarter of 2022. The cash outflow in the first quarter of 2023 primarily consisted of $201 million in repurchases of common stock, including commissions, $40 million net borrowing on our asset-based revolving credit facility, $5 million of net payments on long- and short-term borrowings activity related to our debt, and $19 million share purchases for taxes, net of proceeds, for employee share-based transactions. Cash used in the first quarter of 2022 primarily consisted of $6 million of net payments on long- and short-term borrowings activity related to our debt, $43 million payment on our FILO Term Loan Facility loans under the Third Amended Credit Agreement, and $14 million share purchases for taxes, net of proceeds, for employee share-based transactions.

Discontinued Operations

There was no cash flow related to operating and financing activities of discontinued operations for the first quarter of 2023 or the first quarter of 2022.

Cash flows provided by investing activities of discontinued operations was $5 million in the first quarter of 2023 compared to cash used in investing activities of discontinued operations of $67 million in the first quarter of 2022. The cash flows in the first quarter of 2023 represent proceeds from the purchaser to settle the cash, debt and working capital adjustments related to sale of our CompuCom Division. The cash flows in the comparative period reflects proceeds received from the sale of our CompuCom Division, net of cash sold and selling costs, on December 31, 2021, when the sale transaction closed.

NEW ACCOUNTING STANDARDS

For a description of new applicable accounting standards, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2022 Form 10-K, in Note 1 of the Notes to Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except for our accounting policy updates described in Note 1 “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting policies since December 31, 2022.

OTHER INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 1, 2023, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2022 Form 10-K.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that, as of April 1, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” within Other Key Information in our 2022 Form 10-K. In addition, we are supplementing such risk factors with the following disclosure:

A breach of our information technology systems could adversely affect our reputation, business partner and customer relationships and operations and result in high costs.

Through our sales, marketing activities, and use of third-party information, we collect and store certain personally identifiable information that our customers provide to purchase products or services, enroll in promotional programs, register on our website, or otherwise communicate and interact with us. This may include, but is not limited to, names, addresses, phone numbers, driver license numbers, e-mail addresses, contact preferences, personally identifiable information stored on electronic devices, and payment account information, including credit and debit card information. We also gather and retain information about our employees in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. In addition, our online operations depend upon the secure transmission of confidential information over public networks, such as information permitting cashless payments. Furthermore, the integration of generative artificial intelligence (“AI”) capabilities into our business processes and systems may contribute to increased cyber risks.

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

We are also subject to data privacy and security laws and regulations, the number and complexity of which are increasing globally, and despite reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be the subject of enforcement or other legal actions in the event of an incident. The rapid evolution and increased adoption of AI technologies and our obligations to comply with emerging AI laws and regulations may require us to develop additional AI-specific governance programs or negatively impact our ability to use such technologies. Moreover, an alleged or actual security breach that affects our systems or results in the unauthorized release of personally identifiable information could:

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased 4 million shares of our common stock at a cost of $202 million in the first quarter of 2023. Of the total shares repurchased, 2 million shares were purchased from HG Vora Special Opportunities Master Fund, Ltd. (“HG Vora”) for a cost of $89 million pursuant to the related stock purchase agreement that the Company entered into with HG Vora, effective March 13, 2023. As of April 1, 2023, $646 million remained available for additional repurchases under the current stock repurchase. Subsequent to the end of the first quarter of 2023 and through May 3, 2023, we repurchased less than 1 million shares of our common stock at a cost of $11 million.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number		Part of a Publicly	Purchased Under
	of Shares	Average	Announced Plan or	the Repurchase
	Purchased	Price Paid	Program	Program
Period	(In thousands)	per Share	(In thousands)	(In millions) (1)
January 1, 2023 — January 28, 2023	1,579	$49.40	1,579	$769
January 29, 2023 — February 25, 2023	481	$51.82	481	$745
February 26, 2023 — April 1, 2023	2,203	$45.14	2,203	$646
Total	4,263	$47.47	4,263

(1) In October 2022, our Board of Directors approved a new stock repurchase program of up to $1 billion, available through December 31, 2025, to replace the existing $600 million stock repurchase program effective November 3, 2022.

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

We did not declare any cash dividends in the first quarter of 2023 and do not anticipate declaring cash dividends in the foreseeable future. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

EXHIBITS

10.1

Stock Purchase Agreement, dated as of March 13, 2022, by and between HG Vora Special Opportunities Master Fund, Ltd. and The ODP Corporation (Incorporated by reference from Exhibit 10.1 of The ODP Corporation’s Form 8-K filed with the SEC on March 13, 2023).

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

THE ODP CORPORATION
(Registrant)

Date: May 10, 2023	By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ D. ANTHONY SCAGLIONE
D. Anthony Scaglione
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2023	By:	/s/ MAX W. HOOD
Max W. Hood
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)