Form 10-Q
period 2023-09-30
ODP Corp
filed 2023-11-08
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At November 1, 2023, there were 37,378,079 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

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

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Sales	$2,009	$2,172	$6,025	$6,385
Cost of goods and occupancy costs	1,535	1,686	4,655	4,983
Gross profit	474	486	1,370	1,402
Selling, general and administrative expenses	379	391	1,123	1,164
Asset impairments	3	3	13	8
Merger, restructuring and other operating expenses, net	1	8	2	42
Operating income	91	84	232	188
Other income (expense):
Interest income	3	1	7	3
Interest expense	(5)	(1)	(15)	(10)
Other income, net	3	5	8	9
Income from continuing operations before income taxes	92	89	232	190
Income tax expense	22	22	56	48
Net income from continuing operations	70	67	176	142
Discontinued operations, net of tax	—	—	—	7
Net income	$70	$67	$176	$149
Basic earnings (loss) per share
Continuing operations	$1.83	$1.39	$4.52	$2.92
Discontinued operations	—	(0.01)	—	0.14
Net basic earnings (loss) per share	$1.83	$1.38	$4.52	$3.06
Diluted earnings (loss) per share
Continuing operations	$1.79	$1.36	$4.38	$2.84
Discontinued operations	—	(0.01)	—	0.13
Net diluted earnings (loss) per share	$1.79	$1.35	$4.38	$2.97

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in The ODP Corporation Annual Report on Form 10-K filed on March 1, 2023 (the “2022 Form 10-K”).

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net income	$70	$67	$176	$149
Other comprehensive income, net of tax, where applicable:
Foreign currency translation adjustments	(7)	(19)	—	(31)
Reclassification of foreign currency translation adjustments realized upon disposal of business	—	—	—	6
Pension valuation adjustments	(43)	(3)	(44)	(5)
Total other comprehensive income, net of tax, where applicable	(50)	(22)	(44)	(30)
Comprehensive income	$20	$45	$132	$119

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2022 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$384	$403
Receivables, net	542	536
Inventories	782	828
Prepaid expenses and other current assets	37	36
Current assets held for sale	9	107
Total current assets	1,754	1,910
Property and equipment, net	352	352
Operating lease right-of-use assets	951	874
Goodwill	468	464
Other intangible assets, net	42	46
Deferred income taxes	141	182
Other assets	272	321
Total assets	$3,980	$4,149
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$818	$821
Accrued expenses and other current liabilities	930	1,005
Income taxes payable	3	17
Short-term borrowings and current maturities of long-term debt	9	16
Total current liabilities	1,760	1,859
Deferred income taxes and other long-term liabilities	118	122
Pension and postretirement obligations, net	16	16
Long-term debt, net of current maturities	164	172
Operating lease liabilities	767	693
Total liabilities	2,825	2,862
Commitments and contingencies
Stockholders' equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 66,695,068 at September 30, 2023 and 65,636,015 at December 31, 2022; outstanding shares — 37,626,086 at September 30, 2023 and 42,213,046 at December 31, 2022	1	1
Additional paid-in capital	2,744	2,742
Accumulated other comprehensive loss	(121)	(77)
Accumulated deficit	(275)	(451)
Treasury stock, at cost — 29,068,982 shares at September 30, 2023 and 23,422,969 shares at December 31, 2022	(1,194)	(928)
Total stockholders' equity	1,155	1,287
Total liabilities and stockholders’ equity	$3,980	$4,149

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2022 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	39 Weeks Ended
	September 30,	September 24,
	2023	2022
Cash flows from operating activities:
Net income	$176	$149
Income from discontinued operations, net of tax	—	7
Net income from continuing operations	176	142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87	100
Amortization of debt discount and issuance costs	1	—
Charges for losses on receivables and inventories	16	15
Asset impairments	13	8
Gain on disposition of assets, net	(3)	(4)
Compensation expense for share-based payments	28	31
Deferred income taxes and deferred tax asset valuation allowances	39	33
Changes in working capital and other operating activities	(96)	(246)
Net cash provided by operating activities of continuing operations	261	79
Net cash provided by (used in) operating activities of discontinued operations	—	—
Net cash provided by operating activities	261	79
Cash flows from investing activities:
Capital expenditures	(76)	(68)
Businesses acquired, net of cash acquired	(9)	—
Proceeds from disposition of assets	105	6
Settlement of company-owned life insurance policies	3	3
Net cash provided by (used in) investing activities of continuing operations	23	(59)
Net cash provided by investing activities of discontinued operations	5	74
Net cash provided by investing activities	28	15
Cash flows from financing activities:
Net payments on long and short-term borrowings	(12)	(16)
Debt retirement	(204)	(43)
Debt issuance	200	—
Share purchases for taxes, net of proceeds from employee share-based transactions	(26)	(19)
Repurchase of common stock for treasury	(264)	(69)
Other financing activities	—	(4)
Net cash used in financing activities of continuing operations	(306)	(151)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(306)	(151)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(6)
Net decrease in cash, cash equivalents and restricted cash	(17)	(63)
Cash, cash equivalents and restricted cash at beginning of period	404	537
Cash, cash equivalents and restricted cash at end of period	$387	$474
Supplemental information on non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$275	$171
Promissory note receivable obtained from disposition of discontinued operations	59	55
Cash taxes paid, net	27	—
Earn-out receivable obtained from disposition of discontinued operations	9	9
Cash interest paid, net of amounts capitalized and non-recourse debt	5	—
Right-of-use assets obtained in exchange for new finance lease liabilities	4	2
Other current receivable obtained from disposition of discontinued operations	—	30
Transfer from additional paid-in capital to treasury stock for final settlement of the accelerated share repurchase agreement	—	29

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2022 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share amounts)

(Unaudited)

	39 Weeks Ended September 30, 2023
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 31, 2022	65,636,015	$1	$2,742	$(77)	$(451)	$(928)	$1,287
Net income	—	—	—	—	72	—	72
Other comprehensive income	—	—	—	2	—	—	2
Exercise and release of incentive stock (including income tax benefits and withholding)	812,978	—	(19)	—	—	—	(19)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Repurchase of common stock						(202)	(202)
Other	—	—	—	—	—	(1)	(1)
Balance at April 1, 2023	66,448,993	$1	$2,732	$(75)	$(379)	$(1,131)	$1,148
Net income	—	—	—	—	34	—	34
Other comprehensive income	—	—	—	4	—	—	4
Exercise and release of incentive stock (including income tax benefits and withholding)	148,113	—	(4)	—	—	—	(4)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Repurchase of common stock	—	—		—	—	(31)	(31)
Other	—	—	—	—	1	—	1
Balance at July 1, 2023	66,597,106	$1	$2,737	$(71)	$(344)	$(1,162)	$1,161
Net income	—	—	—	—	70	—	70
Other comprehensive loss	—	—	—	(50)	—	—	(50)
Exercise and release of incentive stock (including income tax benefits and withholding)	97,962	—	(3)	—	—	—	(3)
Amortization of long-term incentive stock grants	—	—	10	—	—	—	10
Repurchase of common stock	—	—	—	—	—	(32)	(32)
Other					(1)		(1)
Balance at September 30, 2023	66,695,068	$1	$2,744	$(121)	$(275)	$(1,194)	$1,155

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2022 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share amounts)

(Unaudited) - (Continued)

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The ODP Corporation (including its consolidated subsidiaries, “ODP” or the “Company”) is a leading provider of products, services and technology solutions through an integrated business-to-business (“B2B”) distribution platform and omni-channel presence, which includes supply chain and distribution operations, dedicated sales professionals, a B2B digital procurement solution, online presence, and a network of Office Depot and OfficeMax retail stores. Through its operating companies ODP Business Solutions, LLC; Office Depot, LLC; Veyer, LLC; and Varis, Inc., The ODP Corporation empowers every business, professional, and consumer to achieve more every day.

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

The Condensed Consolidated Financial Statements as of September 30, 2023, and for the 13-week and 39-week periods ended September 30, 2023 (also referred to as the “third quarter of 2023” and “year-to-date 2023”, respectively) and September 24, 2022 (also referred to as the “third quarter of 2022” and “year-to-date 2022”, respectively) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The Company made a business acquisition in 2023 which is included prospectively from the date of acquisition, thus affecting the comparability of the Company’s financial statements for the periods presented in this Quarterly Report on Form 10-Q. Refer to Note 2 for additional information.

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

CASH MANAGEMENT

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Amounts not yet presented for payment to zero balance disbursement accounts of $9 million and $16 million at September 30, 2023 and December 31, 2022, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

At September 30, 2023 and December 31, 2022, cash and cash equivalents held outside the United States amounted to $101 million and $113 million, respectively. Year-to-date 2023, the Company repatriated $25 million cash that was held in Canada, for a cost of $1 million.

The Company has certain ongoing pension obligations related to its frozen defined benefit pension plan in the United Kingdom. Restricted cash consists primarily of cash in bank committed to fund UK pension obligations based on the agreements that govern the UK pension plan. Restricted cash is valued at cost, which approximates fair value. Restricted cash was $3 million and $1 million at September 30, 2023 and December 31, 2022, respectively.

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

	September 30,	December 31,
(In millions)	2023	2022
Trade receivables, net	$435	$412
Short-term contract assets	5	8
Long-term contract assets	1	2
Short-term contract liabilities	33	41
Long-term contract liabilities	—	—

The Company recognized revenues of $24 million and $23 million year-to-date 2023 and year-to-date 2022, respectively, which were included in the short-term contract liability balance at the beginning of each respective period.

NOTE 2. ACQUISITIONS

Since 2017, the Company has been acquiring profitable regional office supply distribution businesses to expand its reach and distribution network into geographic areas that were previously underserved. In the first quarter of 2023, the Company acquired a small independent regional office supply distribution business in the U.S. There have not been any other acquisitions in year-to-date 2023. The Company’s strategy has been to acquire businesses with purchase prices ranging from $5 million to $15 million, which were individually insignificant to the Company. The business acquired was consistent with acquisitions of similar sized businesses in the past and the acquisition was primarily funded with cash on hand.

The acquisition was treated as a purchase in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transactions including goodwill and other intangible assets. The Company has performed a preliminary purchase price allocation of the aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transactions. The preliminary purchase price allocation for the acquired office supply distribution business includes $4 million of goodwill. An immaterial amount of the aggregate purchase price was allocated to working capital accounts. These assets and liabilities are included in the Condensed Consolidated Balance Sheet as of September 30, 2023. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the dates of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of the acquired business is combined with the Company’s operating results subsequent to the purchase date and are included in the ODP Business Solutions Division, as described in Note 4. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired business are not material to the Company.

Under the business combinations accounting guidance, merger and integration costs are not included as components of consideration transferred. Instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger, restructuring and other operating expenses, net line in the Condensed Consolidated Statements of Operations. Refer to Note 3 for additional information about the merger, restructuring and other operating expenses incurred during the third quarter and year-to-date 2023.

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

	Third Quarter		Year-to-Date
(In millions)	2023	2022	2023	2022
Merger and transaction related expenses
Transaction and integration	$—	$(7)	$—	$(7)
Total Merger and transaction related expenses	—	(7)	—	(7)
Restructuring expenses
Severance	—	(1)	—	(2)
Professional fees	—	—	—	—
Facility closure, contract termination, and other expenses, net	1	2	2	4
Total Restructuring expenses, net	1	1	2	2
Other operating expenses
Professional fees	—	14	—	47
Total Other operating expenses	—	14	—	47
Total Merger, restructuring and other operating expenses, net	$1	$8	$2	$42

MERGER AND TRANSACTION RELATED EXPENSES

Transaction and integration expenses include legal, accounting, and other third-party expenses incurred in connection with acquisitions. Year-to-date 2023, the Company recognized transaction and integration expenses of less than $1 million related to the acquisition of the small independent regional office supply distribution business. The Company did not incur any transaction and integration expenses in the third quarter of 2023. In the third quarter of 2022, the Company recognized $7 million income related to an earn-out adjustment on the acquisition of BuyerQuest Holdings, Inc. Year-to-date 2022, the Company did not incur any additional transaction and integration expenses.

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

In December 2022, the Company’s Board of Directors approved to extend the program through 2024. The Company closed four and 30 retail stores, respectively, in the third quarter and year-to-date 2023. The Company had closed a total of 237 retail stores and two distribution facilities in 2022, 2021 and 2020 under the Maximize B2B Restructuring Plan. It is anticipated that additional retail stores will be closed in 2023 and 2024. However, it is generally understood that closures will approximate the store’s lease termination date.

In the third quarter and year-to-date 2023, the Company had $1 million and $2 million of restructuring costs, respectively, associated with the Maximize B2B Restructuring Plan. In the third quarter and year-to-date 2023, the Company made cash payments of $3 million and $7 million, respectively, associated with expenditures for the Maximize B2B Restructuring Plan. Since its inception in 2020, the Company incurred $83 million in restructuring expenses to implement the Maximize B2B Restructuring Plan through year-to-date 2023 for its continuing operations, of which $68 million were cash expenditures. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $95 million.

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

OTHER OPERATING EXPENSES

Other operating expenses represent costs incurred that are incremental to those related to running the Company’s core operations, which are presented within Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. The Company did not incur any other operating expenses in the third quarter and year-to-date 2023. Year-to-date 2022, the Company had incurred $33 million in third-party professional fees associated with the previously planned separation of its consumer business, which was all incurred in the first half of 2022. Also, during the third quarter of 2022, the Company incurred $14 million in third-party professional fees in connection with the re-alignment of its operations into four Divisions. For additional information, see Note 1. “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements and Management’s Discussion and Analysis in the 2022 Form 10-K.

MERGER, RESTRUCTURING AND OTHER ACCRUALS

The activity in the merger, restructuring and other accruals year-to-date 2023 is presented in the table below. Certain merger, restructuring and other charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

	Balance as of			Balance as of
	December 31,	Charges (credits)	Cash	September 30,
(In millions)	2022	Incurred	Payments	2023
Termination benefits:
Maximize B2B Restructuring Plan	$5	$—	$(3)	$2
Lease and contract obligations, accruals for facilities closures and other costs:
Maximize B2B Restructuring Plan	4	4	(4)	4
Comprehensive Business Review	1	—	—	1
Previously planned separation of consumer business and re-alignment	2	—	(2)	—
Total	$12	$4	$(9)	$7

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.

NOTE 4. SEGMENT INFORMATION

At September 30, 2023, the Company had four reportable segments:

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Office Depot Division – The Company’s leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 938 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). The Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offering business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are facilitated through the Company’s regional print production centers.

Veyer Division – The Company’s supply chain, distribution, procurement and global sourcing operation, which specializes in B2B and consumer business service delivery, with core competencies in distribution, fulfillment, transportation, global sourcing and purchasing. The Veyer Division’s customers include our Office Depot Division and ODP Business Solutions Division, as well as third-party customers. The Veyer Division also includes the Company’s global sourcing operations in Asia.

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

The following is a summary of sales and operating income (loss) by each of the Divisions, reconciled to consolidated totals:

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Varis Division	Eliminations	Total
Third Quarter of 2023
Sales (external)	$996	$1,000	$11	$2	$—	$2,009
Sales (internal)	4	10	1,320	—	(1,334)	—
Total sales	$1,000	$1,010	$1,331	$2	$(1,334)	$2,009
Division operating income (loss)	$56	$66	$10	$(17)	$—	$115

Year-to-Date 2023
Sales (external)	$3,001	$2,991	$28	$5	$—	$6,025
Sales (internal)	11	27	4,044	—	(4,082)	—
Total sales	$3,012	$3,018	$4,072	$5	$(4,082)	$6,025
Division operating income (loss)	$140	$186	$31	$(48)	$—	$309

Third Quarter of 2022
Sales (external)	$1,030	$1,133	$7	$2	$—	$2,172
Sales (internal)	5	10	1,477	—	(1,492)	—
Total sales	$1,035	$1,143	$1,484	$2	$(1,492)	$2,172
Division operating income (loss)	$48	$83	$9	$(17)	$—	$123

Year-to-Date 2022
Sales (external)	$3,004	$3,358	$18	$5	$—	$6,385
Sales (internal)	15	25	4,415	—	(4,455)	—
Total sales	$3,019	$3,383	$4,433	$5	$(4,455)	$6,385
Division operating income (loss)	$103	$228	$25	$(48)	$—	$308

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

	Third Quarter		Year-to-Date
(In millions)	2023	2022	2023	2022
Total Divisions operating income	$115	$123	$309	$308
Add/(subtract):
Asset impairments	(3)	(3)	(13)	(8)
Merger, restructuring and other operating expenses, net	(1)	(8)	(2)	(42)
Unallocated expenses	(20)	(28)	(62)	(70)
Interest income	3	1	7	3
Interest expense	(5)	(1)	(15)	(10)
Other income, net	3	5	8	9
Income from continuing operations before income taxes	$92	$89	$232	$190

The following table provides information about disaggregated sales by major categories:

	Third Quarter		Year-to-Date
(In millions)	2023	2022	2023	2022
Major sales categories
Supplies	$1,013	$1,080	$3,012	$3,106
Technology	531	597	1,674	1,871
Furniture and other	297	336	846	948
Copy and print	168	159	493	460
Total	$2,009	$2,172	$6,025	$6,385

The components of goodwill by segment are as follows:

(In millions)	Balance as of December 31, 2022	Acquisitions	Balance as of September 30, 2023
ODP Business Solutions Division	$142	$4	$146
Office Depot Division	219	—	219
Veyer Division	35	—	35
Varis Division	68	—	68
Total	$464	$4	$468

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. Each reportable segment also represents a reporting unit. The most recent annual impairment assessment was performed during the fourth quarter of 2022, using a quantitative assessment for its Varis reporting unit, and qualitative assessments for all other reporting units. The quantitative assessment for Varis reporting unit combined the income approach and the market approach valuation methodologies and concluded that the fair value of this reporting unit exceeded its carrying amount by 21%. The Varis reporting unit has been in operation since 2021, therefore the Company has less experience estimating the operating performance of this reporting unit. Although it continues to add new customers and suppliers, its expected revenue increase has been slower than anticipated due to the time it requires to ramp up activity for new customers. As a result, the current operating performance of the Varis reporting unit has fallen below projections in year-to-date 2023. In addition, the Company has performed an extensive evaluation of triggering events for this reporting unit and determined that there is not an impairment as of September 30, 2023. The Company’s long-term planning process is performed annually in the fourth quarter, which aligns with the timing of the Company’s annual goodwill and indefinite-lived intangible assessment date. Changes to the critical assumptions used to estimate the fair value of this reporting unit, including changes in projected revenue growth rates, gross margin or expenses may result in a different calculation of fair value, and it is reasonably possible that impairment charges could be recognized in the near future.

The Company will continue to evaluate the recoverability of goodwill at the reporting unit level. If the operating results of the Company’s reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in additional goodwill impairment charges.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 5. INCOME TAXES

The Company’s effective tax rates were 24% for both the third quarter and year-to-date 2023, and 25% for both the third quarter and year-to-date 2022. For the third quarter and year-to-date 2023, the Company’s effective rates were primarily impacted by the recognition of research and development tax credits and a tax benefit associated with stock-based compensation awards year-to-date. For the third quarter and year-to-date 2022, the Company’s effective rates were primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

NOTE 6. EARNINGS PER SHARE

The following table represents the calculation of earnings per common share – basic and diluted:

	Third Quarter		Year-to-Date
(In millions, except per share amounts)	2023	2022	2023	2022
Basic Earnings Per Share
Numerator:
Net income from continuing operations	$70	$67	$176	$142
Income from discontinued operations, net of tax	—	—	—	7
Net income	$70	$67	$176	$149
Denominator:
Weighted-average shares outstanding	38	48	39	49
Basic earnings per share
Continuing operations	$1.83	$1.39	$4.52	$2.92
Discontinued operations	—	(0.01)	—	0.14
Net basic earnings per share	$1.83	$1.38	$4.52	$3.06
Diluted Earnings Per Share
Numerator:
Net income from continuing operations	$70	$67	$176	$142
Income from discontinued operations, net of tax	—	—	—	7
Net income	$70	$67	$176	$149
Denominator:
Weighted-average shares outstanding	38	48	39	49
Effect of dilutive securities:
Stock options and restricted stock	1	1	1	1
Diluted weighted-average shares outstanding	39	49	40	50
Diluted earnings per share
Continuing operations	$1.79	$1.36	$4.38	$2.84
Discontinued operations	—	(0.01)	—	0.13
Net diluted earnings per share	$1.79	$1.35	$4.38	$2.97

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were less than one million in both the third quarter and year-to-date 2023, respectively, and one million and less than one million in the third quarter and year-to-date 2022, respectively, but they were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

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

As provided by the Third Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, cash value of company-owned life insurance policies, and certain specific real estate of the Company. Year-to-date 2023, the Company elected to draw down $200 million under the Third Amended Credit Agreement to fund the repurchase of its common stock from HG Vora Special Opportunities Master Fund, Ltd. (“HG Vora”) as part of the Company's existing $1 billion stock repurchase program, as well as for working capital management and timing of collections and disbursements. This was repaid during the second and third quarters of 2023, resulting in no revolving loans outstanding at September 30, 2023. During the third quarter of 2023, the Company retired $4 million of outstanding FILO Term Loan Facility loans. At September 30, 2023, the Company had $53 million of outstanding FILO Term Loan Facility loans, $38 million of outstanding standby letters of credit, and $771 million of available credit under the Third Amended Credit Agreement. The Company was in compliance with all applicable covenants at September 30, 2023.

NOTE 8. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 31, 2022	$(39)	$(38)	$(77)
Other comprehensive income activity	—	(44)	(44)
Balance at September 30, 2023	$(39)	$(82)	$(121)

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

The Company repurchased 659 thousand shares of its common stock at a cost of $32 million and six million shares of its common stock at a cost of $266 million in the third quarter and year-to-date 2023, respectively. Of the total shares repurchased, two million shares were purchased from HG Vora for a cost of $89 million pursuant to the related stock purchase agreement that the Company entered into with HG Vora, effective March 13, 2023. As of September 30, 2023, $583 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of the third quarter of 2023 and through November 1, 2023, the Company repurchased 249 thousand shares of its common stock at a cost of $11 million.

At September 30, 2023, there were 29 million shares of common stock held in treasury. The Company’s Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 7 for additional information about the Company’s compliance with covenants.

DIVIDENDS ON COMMON STOCK

The Company did not declare any cash dividends in the third quarter and year-to-date 2023. The Company does not anticipate declaring cash dividends in the foreseeable future. The Company’s Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 7 for additional information about the Company’s compliance with covenants.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 9. EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – NORTH AMERICA

The components of net periodic pension benefit for the Company’s North America pension plans are as follows:

	Third Quarter		Year-to-Date
(In millions)	2023	2022	2023	2022
Service cost	$—	$—	$—	$—
Interest cost	8	5	24	16
Expected return on plan assets	(8)	(6)	(25)	(19)
Amortization of gain	(2)	—	(5)	—
Net periodic pension benefit	$(2)	$(1)	$(6)	$(3)

The North America qualified pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022. The North America nonqualified pension plan is in a net liability position and included in Pension and postretirement obligations, net in the Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022. Year-to-date 2023, $2 million of cash contributions were made to the North America pension plans. The Company expects to make additional cash contributions of less than $1 million to the North America pension plans during the remainder of 2023.

PENSION PLAN – UNITED KINGDOM

The components of net periodic pension benefit for the Company’s pension plan in the United Kingdom (“UK”) are as follows:

	Third Quarter		Year-to-Date
(In millions)	2023	2022	2023	2022
Service cost	$—	$—	$—	$—
Interest cost	2	1	5	3
Expected return on plan assets	(2)	(1)	(5)	(5)
Net periodic pension benefit	$—	$—	$—	$(2)

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

In July 2023, in accordance with applicable UK pension regulations, Trustees of the UK pension plan entered into an agreement with an insurer for the bulk annuity purchase of the plan, covering 100% of the plan’s members. The insurer was selected after careful consideration of offers received from multiple independent insurers. This agreement, or buy-in, resulted in an exchange of plan assets for an annuity that covers the plan’s future projected benefit obligations. The initial value of the asset associated with this contract is equal to the premium paid to the insurer to secure the insurance policy. In accordance with US GAAP, the Company has set the value of its liability obligations covered by the annuity buy-in contract to be equal to the fair value of the buy-in contract. This has resulted in a reduction of the net asset position of the UK pension plan and a corresponding charge of $44 million to other comprehensive income during the third quarter of 2023. The Company anticipates the buyout of the plan and transfer of future benefit obligations of plan participants to be completed with existing plan funds as early as 2024. Accordingly, the Company does not expect the transaction to result in material cash inflows or outflows. At the completion of the buy-out, the Company will remove the assets and liabilities of the UK pension plan from its Consolidated Balance Sheet and a final non-cash plan settlement loss will be included in net periodic pension cost.

The UK pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022. Year-to-date 2023, no cash contributions were made to the UK pension plan, and the Company does not anticipate making further cash contributions to the UK pension plan.

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

RECURRING FAIR VALUE MEASUREMENTS

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments, which may be entered into to mitigate risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. The Company did not have derivative financial instruments during the third quarter and year-to-date 2023.

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the third quarter and year-to-date 2023, the Company recognized asset impairment charges of $3 million and $13 million, respectively. Of these asset impairment charges, $2 million and $8 million in the third quarter and year-to-date 2023, respectively, related to the impairment of operating lease right-of-use (“ROU”) assets associated with the Company’s retail store locations, with the remainder relating to impairment of fixed assets and other impairment. In the third quarter and year-to-date 2022, the Company recognized asset impairment charges of $3 million and $8 million, respectively, primarily related to the impairment of operating lease ROU assets associated with the Company's retail store locations. All impairment charges discussed in the sections below are presented in Asset impairments in the Condensed Consolidated Statements of Operations.

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

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the third quarter of 2023 impairment calculation were discounted at a weighted average discount rate of 8%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There are uncertainties regarding the impact of supply chain and macroeconomic conditions on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the third quarter of 2023, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets. The Company did not identify any impairment indicators for these long-lived assets as of September 30, 2023, and as a result, there were no associated impairment charges.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The Company’s corporate headquarters in Boca Raton met the criteria to be classified as held for sale during the third quarter of 2022. The asset was measured at the lower of its carrying amount or estimated fair value less costs to sell upon classification to held for sale, which was $104 million, and did not result in any valuation reserve being recorded. Accordingly, the Company presented its corporate headquarters in Boca Raton within current assets held for sale in the Condensed Consolidated Balance Sheets as of December 31, 2022. The Company had entered into an agreement in principle with a third-party buyer to sell this facility. The sales transaction was completed on April 6, 2023, for a sale price of $104 million. As a result, there were no gains or losses recorded as a result of the sales transaction in the third quarter and year-to-date 2023. Upon the completion of the sale, the Company also leased back a portion of the building’s office space from the new owner.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	September 30,		December 31,
	2023		2022
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Company-owned life insurance	$137	$137	$138	$138
Financial liabilities:
Long-term debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	53	53	57	57
Revenue bonds, due in varying amounts periodically through 2029	75	76	75	76
American & Foreign Power Company, Inc. 5% debentures, due 2030	16	14	15	14

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

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending, threatened and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of September 30, 2023, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these combined liabilities, the Company’s estimated range of reasonably possible losses was approximately $15 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations, or cash flows.

NOTE 12. DISCONTINUED OPERATIONS

The Company sold its former CompuCom Division through a single disposal group on December 31, 2021. The transaction was structured and accounted for as an equity sale. The related Securities Purchase Agreement (“SPA”) provides for consideration consisting of a cash purchase price equal to $125 million (subject to customary adjustments, including for cash, debt and working capital), an interest-bearing promissory note in the amount of $55 million, and a holding fee (“earn-out”) provision providing for payments of up to $125 million in certain circumstances. The promissory note accrues interest at six percent per annum, payable on a quarterly basis in cash or in-kind, and is due in full on June 30, 2027. Under the earn-out provision, if the purchaser receives dividends or sale proceeds from the CompuCom business equal to (i) three times its initial capital investment in the CompuCom business plus (ii) 15% per annum on subsequent capital investments, the Company will be entitled to 50% of any subsequent dividends or sale proceeds up to and until the Company has received an aggregate of $125 million. The Company also agreed to provide certain transitional services to the purchaser for a period of three to twelve months under a separate agreement after closing. The SPA contains customary warranties of the Company and the purchaser.

In the fourth quarter of 2022, the Company and the purchaser settled on the cash, debt and working capital adjustments, which resulted in the total cash purchase price of $104 million. At the closing date of the transaction, on December 31, 2021, the Company had previously received $95 million from the purchaser. Of the additional $9 million to be received to settle the total cash purchase price, $5 million was received in the first quarter of 2023, and the promissory note was amended in February 2023 to include the remaining $4 million, bringing its principal balance to $59 million. The earn-out provision was identified to be a derivative in accordance with ASC 815, and its fair value was determined using Monte Carlo simulation as $9 million. The promissory note and the earn-out are non-current receivables as of September 30, 2023.

The Company did not have any financial results related to discontinued operations on its condensed consolidated statement of operations in the third quarter and year-to-date 2023. Year-to-date 2022, the Company had loss on disposal of CompuCom of $1 million, representing third party professional fees incurred in connection with the sale. In addition, the Company received $7 million of insurance proceeds year-to-date 2022 for the malware incident that occurred in 2021 reflected in gain on disposal of discontinued operations, and had an income tax benefit on discontinued operations of $1 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the Company’s ability to achieve its strategic plans, the potential impact of the COVID-19 pandemic on our business, liquidity, suppliers, consumers, customers, and employees, disruptions or inefficiencies in our supply chain, our strategic shift to maintain all of our businesses under common ownership, our ability to mitigate or manage disruptions posed by COVID-19, uncertainties arising from conflicts including the conflicts in Russia-Ukraine and in the Middle East, and macroeconomic drivers and their effect on the U.S. economy, changes in worldwide and U.S. economic conditions including higher interest rates that materially impact consumer spending and employment and the demand for our products and services, and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth herein under “Risk Factors,” found in Other Information which supplements our discussion of “Risk Factors” within Other Key Information in our Annual Report on Form 10-K filed on March 1, 2023 (the “2022 Form 10-K”) with the SEC, Forward-Looking Statements, found in our 2022 Form 10-K.

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

OVERVIEW

THE COMPANY

We are a leading provider of products, services and technology solutions through an integrated business-to-business (“B2B”) distribution platform and omni-channel presence, which includes supply chain and distribution operations, dedicated sales professionals, a B2B digital procurement solution, online presence, and a network of Office Depot and OfficeMax retail stores. Through our operating companies ODP Business Solutions, LLC; Office Depot, LLC; Veyer, LLC; and Varis, Inc., we empower every business, professional, and consumer to achieve more every day.

As of September 30, 2023, our operations are organized into four reportable segments (or “Divisions”), as described below. We sold our CompuCom Division through a single disposal group on December 31, 2021. Accordingly, that business is presented as discontinued operations.

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

Office Depot Division - Our leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 938 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). Our Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offering business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are facilitated through our regional print production centers.

Veyer Division – Our supply chain, distribution, procurement and global sourcing operation, which specializes in B2B and consumer business service delivery, with core competencies in distribution, fulfillment, transportation, global sourcing and purchasing. The Veyer Division’s customers include our Office Depot Division and ODP Business Solutions Division, as well as third-party customers. The Veyer Division also includes the Company’s global sourcing operations in Asia.

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

ACQUISITIONS

We have been acquiring profitable regional office supply distribution businesses to expand our reach and distribution network into geographic areas that were previously underserved. During the first quarter of 2023, we acquired a small independent regional office supply distribution business in the U.S. There have not been any other acquisitions in year-to-date 2023. Our strategy has been to acquire businesses with purchase prices ranging from $5 million to $15 million, which were individually insignificant to us. The business acquired was consistent with acquisitions of similar sized businesses in the past and the acquisition was primarily funded with cash on hand. The operating results of this small office supply business is combined with our operating results subsequent to its purchase date, and is included in our ODP Business Solutions Division segment. Refer to Note 2. “Acquisitions” in Notes to Condensed Consolidated Financial Statements for additional information.

DISPOSITIONS

The sale of CompuCom, which represented our former CompuCom Division, was completed on December 31, 2021. The transaction was structured and accounted for as an equity sale. The related Securities Purchase Agreement (“SPA”) provides for consideration consisting of a cash purchase price equal to $125 million (subject to customary adjustments, including for cash, debt and working capital), an interest-bearing promissory note in the amount of $55 million, and a holding fee (“earn-out”) provision providing for payments of up to $125 million in certain circumstances. The promissory note accrues interest at six percent per annum, payable on a quarterly basis in cash or in-kind, and is due in full on June 30, 2027. Under the earn-out provision, if the purchaser receives dividends or sale proceeds from the CompuCom business equal to (i) three times its initial capital investment in the CompuCom business plus (ii) 15% per annum on subsequent capital investments, the Company will be entitled to 50% of any subsequent dividends or sale proceeds up to and until the Company has received an aggregate of $125 million. The Company also agreed to provide certain transitional services to the purchaser for a period of three to twelve months under a separate agreement after closing. The SPA contains customary warranties of the Company and the purchaser.

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

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 13-week and 39-week periods ended September 30, 2023 (also referred to as the “third quarter of 2023” and “year-to-date 2023”) and September 24, 2022 (also referred to as the “third quarter of 2022” and “year-to-date 2022”).

Our consolidated sales were lower by $163 million, or 8%, in the third quarter of 2023 compared to the same period in the prior year. Sales in our ODP Business Solutions Division decreased $34 million, or 3%, as compared to the same period in the prior year. Our ODP Business Solutions Division experienced decreased sales across a majority of its product categories, primarily in technology. This was driven by lower demand from business-to-business customers, due to reduced spending. Sales in our Office Depot Division decreased $133 million, or 12%, as compared to the same period in the prior year, mainly as a result of planned store closures, lower demand, and lower average order values at our retail stores and eCommerce platform. The sales decline was across the majority of Office Depot Division’s product categories, except copy and print. The demand for these categories was impacted by reduced spending of our customers during the competitive back-to-school season in the third quarter of 2023. The contribution of our Veyer Division and Varis Division to consolidated sales was not material.

Our consolidated sales were lower by $360 million, or 6%, year-to-date 2023 compared to the same period in the prior year. Sales in our ODP Business Solutions Division decreased $3 million, and was relatively flat as compared to the same period in the prior year. ODP Business Solutions Division experienced $97 million higher sales across certain product categories including paper, furniture, cleaning and breakroom, and school and office supplies. These increases in sales were partially offset by sales decreases in personal protective equipment and technology. Sales in our Office Depot Division decreased $367 million, or 11%, as compared to the same period in the prior year, mainly as a result of planned store closures, lower demand, and lower average order values at our retail stores and eCommerce platform. The sales decline was across the majority of Office Depot Division’s product categories, except copy and print. The demand for these categories was impacted by reduced spending of our customers during the competitive back-to-school season in the third quarter of 2023. The contribution of our Veyer Division and Varis Division to consolidated sales was not material.

Sales (External)	Third Quarter			Year-to-Date
(In millions)	2023	2022	Change	2023	2022	Change
ODP Business Solutions Division	$996	$1,030	(3)%	$3,001	$3,004	(0)%
Office Depot Division	1,000	1,133	(12)%	2,991	3,358	(11)%
Veyer Division	11	7	57%	28	18	56%
Varis Division	2	2	0%	5	5	0%
Total	$2,009	$2,172	(8)%	$6,025	$6,385	(6)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•
Total gross profit decreased $12 million, or 3% in the third quarter of 2023 when compared to the same period in 2022. Our ODP Business Solutions Division had $8 million higher gross profit resulting from favorable product margin. Our Veyer Division had $5 million higher gross profit due to the increase in sales to third parties and lower product costs. Our Varis Division also contributed $1 million higher gross profit during this period. These improvements were more than offset by $26 million decrease in gross profit of our Office Depot Division. The decrease in the Office Depot Division gross profit in the third quarter of 2023 is primarily due to the flow through impact of lower sales, partially offset by improved product margin. Total gross profit decreased $32 million, or 2% year-to-date 2023 when compared to the same period in 2022. Our ODP Business Solutions Division had $44 million higher gross profit resulting from favorable product margin. Our Veyer Division had $12 million higher gross profit due to the increase in sales to third parties and lower product costs. Our Varis Division also contributed $2 million higher gross profit during this period. These increases were more than offset by a $90 million decrease in gross profit of our Office Depot Division. The decrease in the Office Depot Division gross profit year-to-date 2023 is primarily due to the flow through impact of lower sales, and higher distribution and occupancy costs, partially offset by improved product margin. Year-to-date 2023, our supply chain and occupancy costs have increased, including labor, facility and store rents, and utilities.
•
Total gross margin for the third quarter and year-to-date 2023 was 24% and 23%, respectively. Total gross margin for both the third quarter and year-to-date 2022 was 22%.

•
Total selling, general and administrative expenses decreased $12 million and $41 million in the third quarter and year-to-date 2023, respectively, when compared to the same periods in 2022. This was mainly driven by $10 million and $48 million decrease in our Office Depot Division in the third quarter and year-to-date 2023, respectively. The decrease in our Office Depot Division was driven by store closures and certain strategic initiatives, including the Maximize B2B Restructuring Plan, aimed to generate savings through optimizing our retail footprint and removing corresponding costs supporting our Office Depot Division as our retail footprint is reduced. Also impacting the third quarter of 2023 and year-to-date 2023 were lower corporate costs, which mainly consisted of employee-related costs. These decreases were partially offset by increases in employee-related costs in our ODP Business Solutions Division and Veyer Division. Selling, general and administrative expenses as a percentage of total sales was 19% in the third quarter and year-to-date 2023 as compared to 18% in the same prior year periods, mainly due to the deleveraging from lower sales.
•
We recorded $3 million and $13 million of asset impairment charges in the third quarter and year-to-date 2023, respectively, primarily related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder relating to impairment of fixed assets and other impairment. Refer to Note 10. “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements for additional information.
•
Our merger, restructuring and other operating expenses, net were $1 million and $2 million in the third quarter and year-to-date 2023, respectively. The expenses in both periods related to restructuring activities, and transaction and integration costs. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Condensed Consolidated Financial Statements for additional information.
•
For the third quarter and year-to-date 2023, the Company’s effective tax rates were primarily impacted by the recognition of research and development tax credits and a tax benefit associated with stock-based compensation awards year-to-date. For the third quarter and year-to-date 2022, the Company’s effective rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate of 24% for the third quarter of 2023 to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters. Refer to Note 5. “Income Taxes” in Notes to Condensed Consolidated Financial Statements for additional information.
•
Diluted earnings per share from continuing operations was $1.79 in the third quarter of 2023 compared to $1.36 in the third quarter of 2022. Diluted earnings per share from continuing operations was $4.38 year-to-date 2023 compared to $2.84 year-to-date 2022. The increase in diluted earnings per share from continuing operations in the third quarter and year-to-date 2023 compared to the same prior year periods is due to higher net income and lower weighted average shares. Refer to Note 6. “Earnings Per Share” in Notes to Condensed Consolidated Financial Statements for additional information.
•
There were no diluted earnings per share from discontinued operations in either the third quarter of 2023 or year-to-date 2023, compared to diluted loss per share from discontinued operations of $(0.01) in the third quarter of 2022 and diluted earnings per share from discontinued operations of $0.13 year-to-date 2022.
•
Net diluted earnings per share was $1.79 in the third quarter of 2023 compared to $1.35 in the third quarter of 2022. Net diluted earnings per share was $4.38 year-to-date 2023 compared to $2.97 year-to-date 2022.
•
We repurchased 659 thousand shares of our common stock in the third quarter of 2023 for total consideration of $32 million. Year-to-date 2023 we repurchased six million shares of our common stock for total consideration of $266 million. As of September 30, 2023, $583 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of third quarter of 2023 and through November 1, 2023, we bought back 249 thousand shares of our common stock at a cost of $11 million.
•
At September 30, 2023, we had $384 million in cash and cash equivalents and $771 million of available credit under the Third Amended Credit Agreement (as defined in Note 7. “Debt” in Notes to Condensed Consolidated Financial Statements), for a total liquidity of approximately $1.2 billion. Cash provided by operating activities of continuing operations was $261 million year-to-date 2023 compared to cash provided by operating activities of continuing operations of $79 million in the comparable prior year period. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

ODP BUSINESS SOLUTIONS DIVISION

	Third Quarter		Year-to-Date
(In millions)	2023	2022	2023	2022
Sales (external)	$996	$1,030	$3,001	$3,004
Sales (internal)	$4	$5	$11	$15
% change of total sales	(3)%	9%	(0)%	11%
Division operating income	$56	$48	$140	$103
% of total sales	6%	5%	5%	3%

Sales in our ODP Business Solutions Division decreased $35 million in the third quarter of 2023 compared to the corresponding quarter in 2022. During the third quarter of 2023, our ODP Business Solutions Division experienced decreased sales across a majority of its product categories, primarily in technology, compared to the corresponding quarter in 2022. This was driven by lower demand from business-to-business customers, due to reduced spending. We expect sales in our ODP Business Solutions Division to continue to be adversely impacted in the near term due to macroeconomic factors that continue to weigh on the U.S. economy, which can materially impact spending by our business-to-business customers and the demand for our products and services. Sales include internal sales of $4 million and $5 million in the third quarter of 2023 and the third quarter of 2022, respectively, which relate to ODP Business Solutions Division customers’ transactions held at Office Depot Division retail store locations.

Sales in our ODP Business Solutions Division decreased by $7 million year-to-date 2023 compared to the corresponding period in 2022. Year-to-date 2023, our ODP Business Solutions Division experienced $97 million higher sales across certain product categories including paper, furniture, cleaning and breakroom, and school and office supplies. In addition to continued demand from our business-to-business customers, favorable price adjustments contributed to the increase in sales. These increases were more than offset by a decline in sales of $104 million, which was mainly in personal protective equipment as demand for that category decreases, and in technology. Sales include internal sales of $11 million and $15 million year-to-date 2023 and year-to-date 2022, respectively, which relates to ODP Business Solutions Division customers’ transactions held at Office Depot Division retail store locations. The impact of the small independent regional office supply distribution business we acquired year-to-date 2023 was not material to our sales.

Our ODP Business Solutions Division sales could be impacted in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment and inflation that materially impact spending, the demand for our products and services and the availability of supply. The changes in work environments as a result of the COVID-19 outbreak has been material to the results of the ODP Business Solutions Division in the third quarter and year-to-date 2023. A prolonged or permanent shift to hybrid or continued remote work arrangements, as well as the substance and pace of macroeconomic recovery could also have a material impact to the future results of the ODP Business Solutions Division.

Our ODP Business Solutions Division operating income was $56 million in the third quarter of 2023 compared to $48 million in the third quarter of 2022, an increase of 17%. Operating income as a percentage of sales increased 1% in the third quarter of 2023 compared to the corresponding period in 2022. The improvement in operating income was mainly driven by favorable product margin, which resulted in 140 basis points higher gross profit margin. This was partially offset by our selling, general and administrative expense, which, as a percentage of sales, increased compared to the corresponding period in the prior year.

Our ODP Business Solutions Division operating income was $140 million year-to-date 2023 compared to $103 million year-to-date 2022, an increase of 36%. Operating income as a percentage of sales increased 2% year-to-date 2023 compared to the corresponding period in 2022. The improvement in operating income was mainly driven by favorable product margin, which resulted in 150 basis points higher gross profit margin. Our selling, general and administrative expenses as a percentage of sales was relatively flat compared to the corresponding period in the prior year.

OFFICE DEPOT DIVISION

	Third Quarter		Year-to-Date
(In millions)	2023	2022	2023	2022
Sales (external)	$1,000	$1,133	$2,991	$3,358
Sales (internal)	$10	$10	$27	$25
% change of total sales	(12)%	(8)%	(11)%	(9)%
Division operating income	$66	$83	$186	$228
% of total sales	7%	7%	6%	7%
Comparable store sales decrease	(6)%	N/A	(5)%	N/A

Sales in our Office Depot Division decreased $133 million and $365 million, or 12% and 11%, in the third quarter and year-to-date 2023, respectively, compared to the corresponding periods in 2022. We had $10 million and $30 million of increased sales in copy and print services in the third quarter and year-to-date 2023, respectively, compared to the corresponding periods in 2022, as more of our customers have transitioned to on-site work and in-person learning. This was more than offset by fewer transactions in product sales for the third quarter and year-to-date 2023. The largest drivers of our product sales decline for both the third quarter and year-to-date 2023 were planned store closures, lower demand, and lower average order values in our stores as well as through our eCommerce platform. The sales decline in both the third quarter and year-to-date 2023 were across the majority of our product categories, except copy and print. The demand for these categories was impacted by reduced spending of our customers during the competitive back-to-school season in the third quarter of 2023.

We believe sales in our Office Depot Division may continue to be adversely impacted in the near term and potentially longer related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending, and the demand for our products and services.

Sales include internal sales of $10 million and $27 million in the third quarter and year-to-date 2023, respectively, which relate to print services provided to the ODP Business Solutions Division as well as internal service fees for providing buy online, pick up in store (“BOPIS”) transactions to ODP Business Solutions Division customers.

Sales generated through our eCommerce platform include online sales fulfilled through warehouses, BOPIS transactions, online orders shipped from store, and same day delivery orders fulfilled with retail store inventory. These sales represented 27% and 29% of Office Depot Division’s total sales in the third quarter and year-to-date 2023, respectively, as compared to 28% and 30% of total sales in the comparable prior periods, respectively.

Comparable store sales decreased 6% and 5% in the third quarter and year-to-date 2023, respectively, reflecting lower store traffic and average order value, partially offset by higher conversion rate. The average order value was impacted by lower sales in our workspace and computer product categories. Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes or natural disasters, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods but may differ from measures used by other companies.

Our Office Depot Division operating income was $66 million in the third quarter of 2023, which decreased 20% as compared to $83 million in the third quarter of 2022. Operating income as a percentage of sales was flat in the third quarter of 2023 compared to the corresponding period in 2022. The reduction in operating income was mainly due to the flow through impact of lower sales. The gross margin rate was 90 basis points higher primarily due to improved product margin, however, this was more than offset by the impact of selling, general and administrative costs, mainly due to deleveraging from lower sales.

Our Office Depot Division operating income was $186 million year-to-date 2023, which decreased 18% as compared to $228 million year-to-date 2022. Operating income as a percentage of sales decreased 1% year-to-date 2023 compared to the corresponding period in 2022. The reduction in operating income was mainly due to the flow through impact of lower sales. The gross margin rate was 20 basis points higher due to improved product margin, however, this was more than offset by higher distribution and occupancy costs and the impact of selling, general and administrative costs, mainly due to deleveraging from lower sales.

As of September 30, 2023, our Office Depot Division operated 938 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands compared to 1,009 stores at the end of the third quarter of 2022. Charges associated with store closures as part of a restructuring plan are reported as appropriate in Asset impairments and Merger, restructuring and other operating expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail store and distribution center assets and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to the “Corporate” section below for additional information of expenses incurred to date.

VEYER DIVISION

	Third Quarter		Year-to-Date
(In millions)	2023	2022	2023	2022
Sales (external)	$11	$7	$28	$18
Sales (internal)	$1,320	$1,477	$4,044	$4,415
% change of total sales	(10)%	(3)%	(8)%	(2)%
Division operating income	$10	$9	$31	$25
% of total sales	1%	1%	1%	1%

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

In the third quarter of 2023 and the third quarter of 2022, $629 million and $752 million of internal sales are to the Office Depot Division, and $691 million and $726 million are to the ODP Business Solutions Division, respectively. The decrease in internal sales to the Office Depot Division is related to the decline in customer demand at our retail stores and eCommerce platform, which is discussed further in the Office Depot Division section above. The decrease in internal sales to the ODP Business Solutions Division is related to reduced demand experienced by ODP Business Solutions Division for certain product categories during the third quarter of 2023, which is discussed further in the ODP Business Solutions Division section above. Year-to-date 2023 and year-to-date 2022, $1.9 billion and $2.2 billion of internal sales are to the Office Depot Division, respectively, and $2.1 billion and $2.2 billion are to the ODP Business Solutions Division, respectively. The drivers of the change in internal sales to the Office Depot Division on a year-to-date basis are consistent with those described above. The decrease in internal sales to the ODP Business Solutions Division year-to-date 2023 is mainly related to reduced demand for personal protective equipment, and the reduced demand experienced in the third quarter of 2023, which are discussed further in the ODP Business Solutions Division section above.

External sales represent supply chain services provided to third parties, as well as product sales by our Asia sourcing operation to third parties. The $4 million and $10 million increase in external sales in the third quarter and year-to-date 2023, respectively, was driven by supply chain services provided and product sales to third parties.

Our Veyer Division operating income was $10 million in the third quarter of 2023 compared to $9 million in the third quarter of 2022, and $31 million year-to-date 2023 compared to $25 million year-to-date 2022. The increase in both periods related to the favorable impacts of higher sales to third parties and lower product costing on our Veyer Division's gross profit, which more than offset the impact of lower internal sales. This was partially offset by the impact of higher employee-related costs in both periods. Future performance of our Veyer Division is dependent upon market conditions in the transportation and logistics industry, including fluctuations in labor and fuel costs, and its ability to pass any cost increases through to its customers.

VARIS DIVISION

	Third Quarter		Year-to-Date
(In millions)	2023	2022	2023	2022
Sales (external)	$2	$2	$5	$5
Sales (internal)	$—	$—	$—	$—
% change of total sales	0%	0%	0%	67%
Division operating loss	$(17)	$(17)	$(48)	$(48)
% of total sales	(850)%	(850)%	(960)%	(960)%

Sales in our Varis Division in the third quarter of 2023 and year-to-date 2023 were flat compared to the corresponding periods in the prior year. Sales predominantly related to subscription services.

Division operating loss was $17 million and $48 million in the third quarter of 2023 and year-to-date 2023, respectively, which were flat compared to third quarter of 2022 and year-to-date 2022. Our Varis Division had lower employee-related costs in the third quarter and year-to-date 2023 compared to the corresponding periods in the prior year. We incurred costs related to amortization of internally developed software, which represent investments in the resources required to expand and scale the technology platform. These costs were offset by the reduction in employee-related costs, discussed above. We expect to continue to incur costs and invest in growing our Varis Division in the near future.

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

Asset impairments

We recognized asset impairment charges of $3 million and $13 million in the third quarter and year-to-date 2023, respectively. Of these asset impairment charges, $2 million and $8 million in the third quarter and year-to-date 2023, respectively, related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder relating to impairment of fixed assets and other impairment. We recognized asset impairment charges of $3 million and $8 million in the third quarter and year-to-date 2022, respectively, primarily related to impairment of operating lease ROU assets associated with our retail store locations.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In the third quarter and year-to-date 2023, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our restructuring programs, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value.

During the fourth quarter of 2022, we performed our annual impairment assessment, which was as of the first day of fiscal month December. We used a quantitative assessment for our Varis Division reporting unit, and qualitative assessments for all other reporting units. The quantitative assessment for the Varis Division reporting unit combined the income approach and the market approach valuation methodologies and concluded that the fair value of this reporting unit exceeded its carrying amount. The fair value of our Varis reporting unit exceeded its carrying amount by 21%. Our Varis reporting unit has been in operation since 2021, therefore we have less experience estimating the operating performance of this reporting unit. Although it continues to add new customers and suppliers, its expected revenue increase has been slower than anticipated due to the time it requires to ramp up activity for new customers. As a result, the current operating performance of the Varis reporting unit has fallen below projections in year-to-date 2023. We have performed an evaluation of triggering events for this reporting unit and determined that there is not an impairment as of September 30, 2023. In addition, the Company’s long-term planning process is performed annually in the fourth quarter, which aligns with the timing of our annual goodwill and indefinite-lived intangible assessment date. Changes to the critical assumptions used to estimate the fair value of this reporting unit, including changes in projected revenue growth rates, gross margin or expenses may result in a different calculation of fair value, and it is reasonably possible that impairment charges could be recognized in the near future. Refer to Note 4. “Segment Information” in Notes to Condensed Consolidated Financial Statements for an additional information.

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

Merger, restructuring and other operating expenses, net

We have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. In the first half of 2022, we also incurred costs related to our actions to separate our consumer business through a potential sale, prior to our Board of Directors’ decision on June 21, 2022 to maintain the consumer business under common ownership. The expenses and any income recognized directly associated with these actions are included in Merger, restructuring and other operating expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income. Merger, restructuring and other operating expenses, net were $1 million and $2 million in the third quarter and year-to-date 2023, respectively, compared to $8 million and $42 million in the third quarter and year-to-date 2022, respectively. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Condensed Consolidated Financial Statements for an additional analysis of these Corporate charges.

Unallocated Expenses

We allocate to our Divisions functional support expenses that are considered to be directly or closely related to segment activity. These allocated expenses are included in the measurement of Division operating income. Other companies may charge more or less for functional support expenses to their segments, and our results, therefore, may not be comparable to similarly titled measures used by other companies. The unallocated expenses primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, legal, audit and similar functions. Unallocated expenses were $20 million and $62 million in the third quarter and year-to-date 2023, respectively, compared to $28 million and $70 million in the third quarter and year-to-date 2022, respectively. The decrease in the third quarter of 2023 compared to the prior year period was primarily due to lower corporate payroll and incentive expenses, as well as lower third-party professional fees and legal fees. The decrease year-to-date 2023 compared to the prior year period was primarily due to lower corporate payroll, as well as lower legal fees and third-party professional fees.

Other Income and Expense

	Third Quarter		Year-to-Date
(In millions)	2023	2022	2023	2022
Interest income	$3	$1	$7	$3
Interest expense	(5)	(1)	(15)	(10)
Other income, net	3	5	8	9

In April 2020, we entered into the Third Amended Credit Agreement which provided for an aggregate principal amount of up to $1.3 billion asset-based revolving credit facility and asset-based FILO Term Loan Facility, maturing in April 2025. We recorded $1 million and $4 million of interest expense in the third quarter and year-to-date 2023, respectively, and $1 million and $2 million of interest expense in the third quarter and year-to-date 2022, respectively, related to the Third Amended Credit Agreement. We also recorded interest expense related to our finance lease obligations and revenue bonds in all periods presented.

Other income, net includes the pension credit related to the frozen OfficeMax pension and other benefit plans, as well as the pension credit related to the pension plan in the United Kingdom that has been retained by us in connection with the sale of the European Business.

Income Taxes

Our effective tax rate was 24% for both the third quarter and year-to-date 2023 and 25% for both the third quarter and year-to-date 2022. For the third quarter and year-to-date 2023 the Company’s effective rates were primarily impacted by the recognition of the research and development tax credits and a tax benefit associated with stock-based compensation awards year-to-date. For 2022, the Company’s effective rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date. This along with the impact of state taxes and the mix of income and losses across U.S and non-U.S. jurisdictions, caused our effective tax rate to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At September 30, 2023 and December 31, 2022, we had $384 million and $403 million in cash and cash equivalents, respectively, and $771 million and $856 million of available credit under the Third Amended Credit Agreement, respectively, for a total liquidity of approximately $1.2 billion and $1.3 billion at the end of each respective period. We sold our Company's corporate headquarters in Boca Raton in April 2023 for $104 million, which increased our cash and cash equivalents and liquidity. This was partially offset by an $83 million reduction in our available credit under the Third Amended Credit Agreement as a result of this sale. Despite the weaker global economic conditions and the uncertainties related to the present macroeconomic environment, we currently believe that as a result of our strong financial position, including our cash and cash equivalents on hand, availability of funds under the Third Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. From time to time, we may prepay outstanding debt and/or restructure or refinance debt obligations. As the impact of the COVID-19 pandemic on the global and national economies and our operations evolves, we will continue to assess our liquidity needs.

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

Year-to-date 2023, we elected to draw down $200 million under the Third Amended Credit Agreement to fund the repurchase of our common stock from HG Vora Special Opportunities Master Fund, Ltd. (“HG Vora”) as part of our existing $1 billion stock repurchase program, as well as for working capital management and timing of collections and disbursements. We repaid this amount during the first half of 2023, resulting in no revolving loans outstanding at September 30, 2023. During the third quarter of 2023, we retired $4 million of outstanding FILO Term Loan Facility loans. At September 30, 2023, we had $53 million of outstanding FILO Term Loan Facility loans, $38 million of outstanding standby letters of credit, and $771 million of available credit under the Third Amended Credit Agreement. We were in compliance with all applicable covenants at September 30, 2023.

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

Capital Return Programs – Share Repurchases and Dividends

In October 2022, our Board of Directors approved a new stock repurchase program of up to $1 billion, available through December 31, 2025, to replace the existing $600 million stock repurchase program effective November 3, 2022. Year-to-date 2023, we repurchased six million shares of our common stock for total consideration of $266 million. Of the total shares repurchased, two million shares were purchased from HG Vora for a cost of $89 million pursuant to the related stock purchase agreement that the Company entered into with HG Vora, effective March 13, 2023. As of September 30, 2023, $583 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of the third quarter of 2023 and through November 1, 2023, we repurchased 249 thousand shares of our common stock at a cost of $11 million.

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

We did not declare any cash dividends in the third quarter and year-to-date 2023. We do not anticipate declaring cash dividends in the foreseeable future. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

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

CASH FLOWS

Continuing Operations

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

	Year-to-Date
(In millions)	2023	2022
Operating activities of continuing operations	$261	$79
Investing activities of continuing operations	23	(59)
Financing activities of continuing operations	(306)	(151)

Operating Activities

Year-to-date 2023, cash provided by operating activities of continuing operations was $261 million, compared to cash provided by operating activities of continuing operations of $79 million during the corresponding period in 2022. This increase in cash flows from operating activities was primarily driven by $152 million more cash inflows from working capital, $24 million more net income after adjusting for non-cash charges, and $6 million more usage of deferred tax assets against current obligations. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. Year-to-date 2023, the primary drivers for higher cash flows from working capital were $57 million more cash flows from changes in our receivables, $82 million increase in cash flows from our inventories, and $16 million more cash flows from our trade payables and other liabilities. The increase in our cash flows from receivables is due to the improved collections. The change in inventories is mainly attributable to purchase volume. The changes in our payables and other liabilities are reflective of the timing of payments.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash provided by investing activities of continuing operations was $23 million year-to-date 2023, compared to cash used in investing activities of continuing operations of $59 million year-to-date 2022. The cash inflow year-to-date 2023 was driven by $105 million of proceeds from disposition of assets, of which $100 million related to the sale of our corporate headquarters. This cash inflow was partially offset by $76 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities, as well as $9 million outflow related to the business acquisition disclosed herein. The cash outflow year-to-date 2022 was driven by $68 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities. These outflows were partially offset by proceeds from sale of assets of $6 million and the cash proceeds from our company-owned life insurance policies of $3 million.

Financing Activities

Cash used in financing activities of continuing operations was $306 million year-to-date 2023, compared to $151 million year-to-date 2022. The cash outflow year-to-date 2023 primarily consisted of $264 million in repurchases of common stock, including commissions, $12 million of net payments on long- and short-term borrowings activity related to our debt, and $26 million share purchases for taxes, net of proceeds, for employee share-based transactions. Cash used year-to-date 2022 primarily consisted of $16 million of net payments on long- and short-term borrowings activity related to our debt, $43 million payment on our FILO Term Loan Facility loans under the Third Amended Credit Agreement, $69 million in repurchases of common stock, including commissions, and $19 million share purchases for taxes, net of proceeds, for employee share-based transactions.

Discontinued Operations

There was no cash flow related to operating and financing activities of discontinued operations for year-to-date 2023 or year-to-date 2022.

Cash flows provided by investing activities of discontinued operations was $5 million year-to-date 2023 compared to cash provided by investing activities of discontinued operations of $74 million year-to-date 2022. The cash flows year-to-date 2023 represent proceeds from the purchaser to settle the cash, debt and working capital adjustments related to sale of our CompuCom Division. The cash flows in the comparative period reflects proceeds received from the sale of our CompuCom Division, net of cash sold and selling costs, on December 31, 2021, when the sale transaction closed, and insurance proceeds received related to the malware incident in 2021.

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

OTHER INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2023, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2022 Form 10-K.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased 659 thousand shares of our common stock at a cost of $32 million in the third quarter of 2023. As of September 30, 2023, $583 million remained available for additional repurchases under the current stock repurchase. Subsequent to the end of the third quarter of 2023 and through November 1, 2023, we repurchased 249 thousand shares of our common stock at a cost of $11 million.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number		Part of a Publicly	Purchased Under
	of Shares	Average	Announced Plan or	the Repurchase
	Purchased	Price Paid	Program	Program
Period	(In thousands)	per Share	(In thousands)	(In millions) (1)
July 2, 2023 — July 29, 2023	197	$48.54	197	$605
July 30, 2023 — August 26, 2023	210	$49.26	210	$595
August 27, 2023 — September 30, 2023	252	$48.06	252	$583
Total	659	$48.59	659

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

We did not declare any cash dividends in third quarter and year-to-date 2023 and do not anticipate declaring cash dividends in the foreseeable future. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

OTHER INFORMATION

As previously disclosed, the Company’s Chief Executive Officer, Gerry Smith, is on a temporary medical leave of absence, and Joseph S. Vassalluzzo, the Company’s non-executive Chair of the Board, has assumed Mr. Smith’s authority and responsibilities until Mr. Smith returns from his medical leave. Mr. Smith is continuing to recover at his home, and the Company expects that Mr. Smith will remain on a medical leave of absence for several more weeks.

RULE 10B5-1 TRADING PLANS

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2023.

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

THE ODP CORPORATION
(Registrant)

Date: November 8, 2023	By:	/s/ JOSEPH S. VASSALLUZZO
Joseph S. Vassalluzzo
Chairman, Board of Directors
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ D. ANTHONY SCAGLIONE
D. Anthony Scaglione
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2023	By:	/s/ MAX W. HOOD
Max W. Hood
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)