Form 10-K
period 2023-12-30
ODP Corp
filed 2024-02-28
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 30, 2023

Or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 1-10948

The ODP Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1457062
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6600 North Military Trail, Boca Raton, Florida	33496
(Address of Principal Executive Offices)	(Zip Code)

(561) 438-4800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	ODP	The NASDAQ Stock Market (NASDAQ Global Select Market)

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

The aggregate market value of common stock held by non-affiliates of the registrant as of July 2, 2023 (based on the closing market price of the common stock on the Composite Tape on June 30, 2023) was approximately $1,722,730,616 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the registrant).

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At February 21, 2024, there were 36,628,247 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

Documents Incorporated by Reference:

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to The ODP Corporation’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after close of the registrant’s fiscal year covered by this Annual Report.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (“Annual Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), that involve risks and uncertainties. These forward-looking statements include both historical information and other information that can be used to infer future performance. Examples of historical information include annual financial statements and the commentary on past performance contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). While certain information has specifically been identified as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is historical, all the information contained in this Annual Report should be considered to be “forward-looking statements” as referred to in the Reform Act. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue,” “may,” “will” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. Certain information in MD&A is clearly forward-looking in nature, and without limiting the generality of the preceding cautionary statements, we specifically advise you to consider all of MD&A in the light of the cautionary statements set forth herein.

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

We operate through four business units including ODP Business Solutions, LLC; Office Depot, LLC; Veyer, LLC; and Varis, Inc. These four synergistic and defined business units position us to deliver value as follows:

FISCAL YEAR

Our fiscal year results are based on a 52- or 53-week calendar ending on the last Saturday in December. Fiscal year 2023 had 52 weeks and ended on December 30, 2023. Fiscal year 2022 had 53 weeks and ended on December 31, 2022. Fiscal year 2021 had 52 weeks and ended on December 25, 2021. Certain subsidiaries operate on a calendar year basis; however, the reporting difference did not have a material impact on 2023 and the other periods presented.

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

HOW WE ORGANIZE OUR BUSINESS

At December 30, 2023, our operations are organized into four reportable segments (or “Divisions”): ODP Business Solutions Division, Office Depot Division, Veyer Division, and Varis Division. We sold our CompuCom Division in the first quarter of 2022. Additional information regarding our Divisions is presented in MD&A and in Note 4. “Segment Information” in Notes to Consolidated Financial Statements located in Financial Statements and Supplemental Details of this Annual Report.

ODP BUSINESS SOLUTIONS DIVISION

The ODP Business Solutions Division, or ODP BSD, is our leading B2B distribution solutions provider serving small, medium and enterprise level companies, including those in the public and education sectors. This segment operates in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. The ODP Business Solutions Division sells nationally branded, as well as our private branded, office supply and adjacency products and services to customers, who are served through a dedicated sales force, catalogs, telesales, and electronically through our Internet websites. Adjacency products and services include cleaning, janitorial, and breakroom supplies, office furniture, technology products, and copy and print services. This segment also includes our Federation entities, which are over 20 regional office supply distribution businesses acquired by us as part of our transformation to expand our reach and distribution network into geographic areas that were previously underserved, and which continue to operate under their own brand names. The acquisition of these businesses has allowed for an effective and accretive opportunity to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

In 2023, we continued to build on several initiatives to expand our margins, grow in adjacency product and services categories, and increase cash flows of ODP BSD, including the following:

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

OFFICE DEPOT DIVISION

The Office Depot Division is our leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 916 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and our eCommerce presence (www.officedepot.com). Our Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture, and offers business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the printing needs for retail and business customers are facilitated through our regional print production centers. Our Office Depot Division aims to serve small business, home office, educational customers, and consumers better than anyone else can by providing a unique combination of value, convenience and customer engagement.

We have a broad representation across the United States with the largest concentration of our retail stores in Texas, California, and Florida. Most of our retail stores are located in leased facilities that currently average over 20,000 square feet. To better serve our customers and to provide more options in how they choose to shop, we have a Buy Online-Pickup in Store (“BOPIS”) offering, and a 20 minute in-store or curbside pick-up guarantee for online orders placed two hours before our store closing time in all locations. We also offer same-day delivery in selected markets.

In 2023, we continued to build on several initiatives to drive cash flow generation from our Office Depot Division, including the following:

•
expand our assortment of offerings to new adjacencies relevant to our core customer segments, including arts and crafts, home office organization and décor, select greeting cards and party supplies, and small business services;

•
expand our industry-leading in-store pickup program while improving our online and mobile conversion rate and average order size;
•
optimize store footprint and carefully manage expenses to remain highly profitable; and
•
optimize growing our 5C culture, giving back to our local communities and supporting equal opportunities in education and entrepreneurship.

In 2020, we implemented the Maximize B2B Restructuring Plan, a restructuring plan to re-align our operational focus to support our “business-to-business” solutions and IT services business units and improve costs. Implementation of the Maximize B2B Restructuring Plan was expected to be substantially completed by the end of 2023. In December 2022, our Board of Directors approved to extend the program through the end of 2024. The Maximize B2B Restructuring Plan aims to generate savings through optimizing the Company’s retail footprint, removing costs that directly support the Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of the Company’s business-to-business platform. Since the implementation of the Maximize B2B Restructuring Plan, we have closed a total of 297 retail stores as a result of this plan. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Consolidated Financial Statements for additional information.

VEYER DIVISION

The Veyer Division is our supply chain, distribution, procurement and global sourcing operation, which specializes in B2B and consumer business service delivery, with core competencies in distribution, fulfillment, transportation, global sourcing and purchasing. The Veyer Division’s customers include our Office Depot Division and ODP Business Solutions Division, as well as third-party customers. The Veyer Division also includes the Company’s global sourcing operations in Asia.

The Veyer Division’s assets and capabilities include eight million square feet of infrastructure through a nationwide network of distribution centers (“DCs”), crossdocks, and other facilities, which provides for coverage in all the key markets we serve. We have a workforce of approximately 3,000 team members, and a robust network of dedicated national and international carrier partnerships, supporting ocean, line haul, less than truckload and national small parcel capacity. We have a private fleet of over 500 vehicles in the Veyer Division’s delivery fleet and a nationwide last-mile delivery service. With our network coverage, we can reach 98.5% of the U.S. population for next day services across multiple distribution points, whether they are retail stores, consumer homes, or businesses. Our local and global sourcing offices in Asia select, source and purchase products each year in office product, technology, furniture, cleaning and breakroom categories, including private brands, all of which we distribute for our customers throughout our network. These assets are supported by quality technology that supports a high level of service for our customers and reduces Veyer Division’s operating costs.

In 2023, we continued to build on several initiatives to drive incremental income through our Veyer Division, including the following:

•
deliver exceptional service and competitive pricing to Office Depot and ODP Business Solutions to ensure they achieve their business objectives and remain highly competitive in the markets they serve;
•
utilize available existing capacity to attract and grow with new customers, including in the third-party logistics segment where there is demand for our services and capabilities;
•
modernize key functionality to ensure we provide great value to our customers, for example, through automated technology and robotics in our DCs and crossdock facilities;
•
drive a low-cost business model to drive profitability; and
•
invest in sales and marketing of our third-party services.

VARIS DIVISION

The Varis Division is our tech-enabled B2B indirect procurement marketplace, which provides a seamless way for buyers and suppliers to transact through the platform’s consumer-like buying experience, advanced spend management tools, network of suppliers, and technology capabilities. In connection with our development efforts of this Division, we acquired BuyerQuest Holdings, Inc. (“BuyerQuest”) in 2021, a software as a service eProcurement platform company. BuyerQuest’s operating results are included in the operating results for our Varis Division. The Varis Division currently serves enterprise businesses and provides its services to middle- and small-sized businesses. It is focused on filling the growing demand for a B2B centric digital commerce platform that is modern, trusted, and provides the procurement controls and visibility businesses require to operate.

OUR CAPITAL

INTELLECTUAL PROPERTY

We currently operate under the brand names Office Depot®, OfficeMax® and Grand & Toy®, as well as others. We hold trademark registrations and pending applications domestically and worldwide for these operating brands as well as for a wide assortment of private branded products and services including “Office Depot,” “TUL®,” “Ativa®,” “Foray®,” “Realspace®,” “WorkPro®,” “Brenton Studio®,” “Highmark®,” “Executive Suite®,” “Juku®,” and others. We also hold issued patents and pending patent applications domestically and worldwide for certain private branded products, such as shredders, office chairs and writing instruments.

HUMAN CAPITAL MANAGEMENT

As of January 27, 2024, we had approximately 20,000 full-time and part-time employees from continuing operations as compared to 25,000 full-time and part-time employees as of January 28, 2023. The year-on-year change is mainly attributable to planned store closures and other cost reduction measures. We also utilize independent contractors and temporary personnel to supplement our workforce. Our key human capital management objectives are to attract, retain and develop talent to drive our strategy for long-term success.

Our Board of Directors provides oversight on certain human capital management matters, including through its Compensation & Talent Committee. The Compensation & Talent Committee is responsible for overseeing and providing perspective on our strategies and policies including with respect to diversity and inclusion, pay equity, recruiting, retention, training and development, and workplace environment and safety consistent with our culture, objectives and strategy. At The ODP Corporation, we recognize the importance of supporting diversity and inclusion and are committed to promoting a safe, trusting environment where our associates, customers and vendors feel valued, respected and accepted. We are proud of the diversity within our Board of Directors, comprised of 42% female directors and 28% of directors who are people of color. Our total workforce is 42% female.

Human capital engagement and development underpins our efforts to execute our strategy. Our approach to employee engagement is centered on fostering a safe workplace culture that respects and values differences and is inclusive. We achieve this by establishing a platform to regularly check-in and gauge employee engagement, utilizing the survey results and feedback to gain insights, identify strengths and areas of opportunity, and take actions to improve. To consistently promote engagement, we encourage employees to participate in Associate Resource Groups (“ARGs”). These employee-led groups focus on cultivating a sense of community, providing support, and fostering a culture of belonging and inclusivity. Currently, our 10 enterprise ARGs represent diverse dimensions of our workforce, actively contributing to a welcoming and inclusive environment and advocating for allyship and engagement within the groups, the organization, and the communities they support.

We continue to invest in our employees’ career growth and provide employees with a range of personal and professional development opportunities through our enterprise learning platform, special projects, coaching and mentoring, and other avenues. Our enterprise culture programs, such as our ARGs, community outreach and philanthropic efforts provide additional opportunities for associates to expand their networks, skillsets and leadership competencies, contributing to their overall growth and well-being, leading to increased job satisfaction, motivation, and a positive work environment.

We have a demonstrated history of investing in our workforce through comprehensive and competitive compensation and benefits, and a focus on employee health and well-being. A key component of our foundation is our 5C culture, which is built on five key cultural values: “customer,” “commitment,” “change,” “caring,” and “creativity.” Our 5C culture drives exceptional performance in everything we do. We focus on the skills and behaviors that matter most, shaping our culture through actions. Our 5C focus helps drive strong community support and focuses on sustainability, diversity, and environmental improvements, driving a stronger and more effective organization.

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

As of December 30, 2023, we operated a total of 62 DCs and crossdock facilities from continuing operations in the United States and Canada. Including our satellite locations, we had over 90 facilities in our distribution network. Refer to “Properties” within Other Key Information for more details.

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

Total Company sales by offering were as follows:

	2023	2022	2021
Major revenue categories
Supplies	49.8%	48.8%	45.1%
Technology	27.8%	29.0%	32.6%
Furniture and other	14.1%	14.8%	15.4%
Copy and print	8.3%	7.4%	6.9%
Total	100.0%	100.0%	100.0%

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

Our marketing programs are designed to create and capture demand, drive frequency of customer visits, increase customer spend across product lines, and build brand awareness. We have shifted a meaningful amount of our marketing efforts in recent periods to digital programs that increase demand generation, enhance audience targeting and include the use of social media platforms and digital videos. We also continue to advertise through traditional outbound marketing vehicles such as e-mail, direct mail and catalogs.

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

Our customer acquisition efforts regularly shift to vehicles and formats found to be most productive for reaching the targeted customer. We acquire customers through e-mail and social media campaigns, online affiliate connections, on-premises sales calls, outbound sales calls, and catalogs, among others. No single customer accounted for more than 10% of total consolidated sales or receivables in 2023, 2022 or 2021. Additionally, we believe that none of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect in our consolidated results of operations.

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

Our Veyer Division competes externally with supply chain operators, and our Varis Division competes with other digital platform operations and procurement technologies. As we continue to work towards growing external sales of our Veyer Division and our Varis Division, how they compete in their respective industries is expected to be further defined.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)

We believe that ESG issues play an essential role in the long-term success of our Company, our industry, and our communities, both today and future generations. We are committed to conducting our business in a sustainable manner and maintain policies and procedures that form the foundation of our environmental responsibility program.

Our sustainability initiatives are guided by a “triple bottom line” approach, which focuses on Planet (environmental), People (social) and Prosperity (economic). While the environmental and social aspects help us lower emissions, capture community impacts, and quantify various metrics, we also understand that they ultimately contribute to our success by generating greater business value.

Empowering our employees and suppliers at all levels to promote safe and environmentally responsible practices while focusing on initiatives such as the reduction of facility energy consumption, reduction in emissions in our private fleet, and minimizing the use of harmful chemicals is an integral part of our program. Our strategy includes priority goals such as science-based targets for greenhouse gas (“GHG”) emissions reduction, plastic reduction, and achieving Zero Waste in a significant percentage of our DCs.

To meet these goals, we have put in place a robust business management system to oversee initiatives, measure and report on key performance indicators, and adjust plans as necessary. Board oversight is a vital part of our governance model: the Corporate Governance & Nominating Committee assumes responsibility for overseeing the Company’s strategy and programs related to corporate social responsibility, the environment, and sustainability. The Audit Committee reviews the Company’s controls and procedures over ESG disclosures, including related data and metrics, and legislative and regulatory developments, including changes to the SEC’s rules and regulations, affecting ESG disclosures within the financial reporting framework. The Compensation and Talent Committee oversees the Company’s strategies and policies related to human capital development matters, including diversity and inclusion, pay equity, recruiting, retention, training and development, and workplace environment and safety consistent with the Company’s culture and strategy, and reviews and discusses with management the Company’s disclosure related to human capital management to be included in the Company’s Annual Reports on Form 10-K.

Accomplishments are visible in our implementation of environmental programs aligned with our policy to “buy greener, be greener and sell greener.” We don’t merely focus on our operations but aim to help our customers achieve their sustainability goals as well by increasing the sales of high-quality, sustainable products with greener attributes. We provide reporting to our B2B customers to track performance.

Our commitment to transparency is reinforced through comprehensive disclosures in our annual Sustainability Report and on our website.

WHO MANAGES OUR BUSINESS

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following information is provided regarding the executive officers of ODP.

Gerry P. Smith — Age: 60

Mr. Smith was appointed to serve as our Chief Executive Officer and a Director in February 2017. Prior to joining us and since 2006, Mr. Smith was at Lenovo Group Limited (“Lenovo”) and previously served as Lenovo’s Executive Vice President and Chief Operating Officer since 2016 where he was responsible for all operations across Lenovo’s global product portfolio. Prior to assuming this role, also in 2016, Mr. Smith was Executive Vice President and President, Data Center Group. From 2015 to 2016, he served as Chief Operating Officer of the Personal Computing Group and Enterprise Business Group, and from 2013 to 2015 he served as President of the Americas. In these roles, Mr. Smith oversaw Lenovo’s fast-growing enterprise business worldwide and Lenovo’s overall business in the America’s region. Prior to that, Mr. Smith was President, North America and Senior Vice President, Global Operations of Lenovo from 2012 to 2013, and Senior Vice President of Global Supply Chain of Lenovo from 2006 until 2012 where he was responsible for end-to-end supply chain management. Prior to Lenovo, Mr. Smith held a number of executive positions at Dell Inc. from 1994 until 2006, as the company became a global leader in personal computers. Since August 2020, he serves on the Board of Directors of Arrow Electronics, Inc. and is the Chair of its Compensation Committee. In January 2022, Mr. Smith became a founding member of the Advisory Board for Zero100, a global coalition of CEOs, Chief Operations and Supply Chain Officers working to accelerate progress towards zero percent carbon, 100% digital supply chains.

David Centrella — Age: 53

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

Sarah E. Hlavinka — Age: 59

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

Max Hood — Age: 45

Mr. Hood was appointed to serve as our Senior Vice President, Chief Accounting Officer & Controller in February 2023. Mr. Hood joined us in 2018 as Vice President in Accounting, including oversight of Treasury between March 2021 and August 2022. Prior to joining us, Mr. Hood had several roles at GE between 2010 and 2018, with the latest being the Global Operations Controller for its Energy Connections division. Mr. Hood began his career at Deloitte & Touche LLP as part of their Audit & Assurance practice for nine years. Mr. Hood is also a Certified Public Accountant.

John W. Gannfors — Age: 58

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

Zöe Maloney — Age: 51

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

Kevin Moffitt — Age: 50

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

D. Anthony Scaglione — Age: 51

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

Risks Related to Our Industry and Macroeconomic Conditions

Macroeconomic conditions have and may continue to adversely affect our business and financial performance.

Our operating results and performance depend significantly on economic conditions and their impact on business and consumer spending. In the past, the decline in business and consumer spending has caused our comparable retail store sales, sales on our eCommerce platform, and ODP BSD sales to decline from prior periods. The global macroeconomic outlook continues to remain uncertain due to a variety of factors, including geopolitical instability, labor shortages, supply chain disruptions, fuel costs, and inflation related to increased occupancy, raw materials and other costs, and the impacts of the COVID-19 pandemic may continue, all of which may continue to exacerbate many of the other risks described in this “Risk Factors” section, any of which could have a material effect on us. Our business and financial performance may continue to be adversely affected by current and future economic conditions, including, without limitation, the level of consumer debt, high levels of unemployment, higher interest rates and the ability of our customers to obtain credit, which may cause a continued or further decline in business and consumer spending. In addition, a weaker U.S. economy, higher unemployment and/or inflation on essential goods will materially impact consumer spending. Decreased foot traffic at our stores and declining financial performance of or product demand from our business customers has and will continue to adversely impact future sales.

The COVID-19 pandemic has had widespread impacts on global society, economies, financial markets and consumer and business spending. Given that businesses still continue remote and hybrid working arrangements, this has impacted and will continue to impact our business and the demand for our products, particularly for our business units which serve business customers.

Our business is highly competitive and failure to adequately differentiate ourselves or respond to shifting consumer demands could continue to adversely impact our financial performance.

The office products market is highly competitive and we compete locally, domestically and internationally with office supply resellers, including Staples, Internet-based companies such as Amazon.com, mass merchandisers such as Walmart and Target, wholesale clubs such as Costco, Sam’s Club and BJs, computer and electronics superstores such as Best Buy, food and drug stores, discount stores, and direct marketing companies. Some competitors may offer a broader assortment of products or have more extensive e-commerce channels, while others have substantially greater financial resources to devote to sourcing, marketing and selling their products. The ability of consumers to compare prices on a real-time basis using digital technology puts additional pressure on us to maintain competitive pricing. In addition, consumers are utilizing more technology and purchasing less paper, ink and toner, physical file storage and general office supplies. In order to achieve and maintain expected profitability levels, we must continue to grow by adding new customers and taking market share from competitors. If we are not able to compete effectively, it could negatively affect our business and results of operations.

Consumers and businesses continue to focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. Our ability to be competitive on delivery times and delivery costs depends on many factors, and our failure to successfully manage these factors and offer competitive delivery options could negatively impact the demand for our products and our profit margins. Because our business strategy is based on offering superior levels of customer service and a full range of services to complement the products we offer, our cost structure might be higher than some of our competitors, and this, in conjunction with price transparency, could put pressure on our margins.

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

We operate a large network of retail stores, distribution centers, and delivery vehicles. As such, we purchase significant amounts of fuel needed to transport products to our retail stores and customers as well as shipping costs to import products from overseas. Additionally, the performance of certain of our divisions is dependent upon market conditions in the transportation and logistics industry, including fluctuations in fuel costs. While we may hedge our anticipated fuel purchases, the underlying commodity costs associated with this transport activity is beyond our control and may be volatile. Recently, the supply and availability of fuel in markets in which we operate have experienced increased volatility and have led to changes in fuel prices. Disruptions in availability of fuel or future increases in the price of fuel could cause our operating costs to rise significantly to the extent not covered by our hedges and could have a negative impact on our ability to operate our transportation networks. Additionally, other commodity prices, such as paper, may increase and we may not be able to pass along such costs to our customers. Fluctuations in the availability or cost of our energy and other commodity prices could have a material adverse effect on our profitability.

Increased transportation costs and changes in the relationships with independent shipping companies may have an adverse effect on our business.

We rely upon third-party carriers for timely delivery of certain product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, labor organization, inclement weather and increased labor and fuel costs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and may cause us to lose customers. If our relationship with any of these third-party carriers is terminated or impaired, or if any of these third parties are unable to ship products for us, we would be required to use alternative, and possibly more expensive, carriers for the shipment of products. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all, which may have an adverse effect on our results of operations, financial condition and cash flows. Changes in shipping terms, or the inability of these third-party shippers to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, insolvency, or any other reason), may have an adverse effect on our results of operations, financial condition and cash flows. Additionally, deterioration of the financial condition of these third-party carriers may have an adverse effect on our shipping costs. Any future increases in shipping rates may have an adverse effect on our results of operations, financial condition and cash flows, particularly if we are unable to pass on these higher costs to our customers.

Catastrophic events could adversely affect our operating results.

The risk or actual occurrence of one or more catastrophic events could have a material adverse effect on our financial performance. Such events may be caused by, for example:

•
natural disasters or extreme weather events such as climate change, hurricanes, tornadoes, floods and earthquakes;
•
diseases, epidemics or pandemics (such as the COVID-19 pandemic) that may affect our employees, customers or partners;
•
floods, fire or other catastrophes affecting our properties;
•
the Russia-Ukraine conflict, the conflict in the Middle East, terrorism or cyberterrorism, geopolitical tensions in China, civil unrest or other conflicts; or
•
extended power outages.

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

Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable. These changes over time could affect, for example, the availability and cost of certain consumer products, commodities and energy (including utilities), which in turn may impact our ability to manufacture or procure certain goods required for the operation of our business at the quantities and levels we require. Additionally, any initiatives to mitigate the effect of climate change may be cost prohibitive. As a consequence of these or other catastrophic events, we may endure interruption to our operations or losses of property, equipment or inventory, which would adversely affect our revenue and profitability. For example, hurricanes can disrupt operations in the southeastern United States and the Gulf Coast region where a heavy concentration of our customers are located, and negatively impact sales in both our ODP Business Solutions and Office Depot Divisions or operations of our Veyer unit. Moreover, current or future insurance arrangements may be subject to deductibles and/or not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination.

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

Our focus on new business offerings exposes us to certain risks and requires significant continued investment that could have a material adverse impact on our revenue and profitability as well as our reputation.

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
•
intense competition in the marketplace;
•
lack of brand recognition; and
•
need for continued investment of our technology and infrastructure.

Our ability to compete successfully depends on our ability to ensure a continuing and timely introduction of innovative new products, services and technologies to the marketplace. If we are unable to pivot into a more business services-driven platform and sell innovative new products, our ability to gain a competitive advantage could be adversely affected.

These expanded risks increase the complexity of our business and places significant responsibility on our management, employees, operations, systems, technical expertise, financial resources, and internal financial and regulatory control and reporting functions. In addition, new initiatives we test through trials and pilots may not scale or grow effectively or as we expected, which could limit our growth and negatively affect our operating results. In order to continue to grow external sales, we continue to invest significant resources in developing new technology and capabilities to meet customers’ needs. The growth of these initiatives may also expose us to laws or regulations that are beyond our current expertise.

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

Our ability to achieve the benefits we anticipate from acquisitions we make will depend in large part upon whether we are able to leverage the capabilities of the acquired companies to grow revenue across our combined organization, manage the acquired company’s business, execute our strategy in an efficient and effective manner, integrate the acquired business effectively and realize anticipated cost synergies. In addition, private companies recently acquired which were previously not subject to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), may lack certain internal controls, which could ultimately affect our ability to ensure compliance with the requirements of SOX.

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

We may fail to realize the expected benefits of our strategic initiatives, including announced or potential future restructuring and transformation efforts.

In order to operate more efficiently and control costs, we recently announced our plans to make organizational restructuring changes to enhance operating results and increase shareholder returns. These plans include cost improvement actions across our entire enterprise, including our Varis Division, and optimizing our organizational structure to support future growth of our business. In addition, we began a strategic review of our Varis Division, which we expect to conclude by early May 2024. The failure to efficiently execute such initiatives as part of our business strategy could minimize the expected benefits to the organization resulting in potential impacts to ongoing operations and cost overruns.

Additionally, our ability to achieve the benefits from these initiatives within the expected time frame is subject to many estimates and assumptions and other factors that we may not be able to control. We may also incur significant charges related to restructuring plans, which would reduce our profitability in the periods such charges are incurred.

Due to the complexities inherent in implementing these types of cost reduction and restructuring activities, and the quarterly phasing of related investments, we may fail to realize expected efficiencies and benefits, such as the expected level of annual savings as a result of cost improvement actions, or may experience a delay in realizing such efficiencies and benefits, and our operations and business could be disrupted. Company management may be required to divert their focus to managing these disruptions. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, adverse effects on employee morale, and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, and could have a material adverse effect on our sales growth and other results of operations, cash flows or financial condition, or competitive position.

Failure to attract and retain qualified personnel could have an adverse impact on our business.

Our performance is highly dependent on attracting, retaining and engaging appropriately qualified employees in our retail stores, distribution centers, field and corporate offices. The market for qualified employees, with the right talent and competencies, is highly competitive. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers, availability of qualified personnel and our ability to offer appropriate compensation and benefits packages. We operate in a competitive labor market and there is a risk that market increases in compensation and benefits costs could have a material adverse effect on our profitability. Failure to recruit or retain qualified employees, and the inability to keep our supply of skills and resources in balance with customer demand, may impair our efficiency and effectiveness, our ability to pursue growth opportunities and adversely affect our results of operations. In addition, a significant amount of turnover of our executive team or other employees in key positions with specific knowledge relating to us, our operations and our industry, may negatively impact our operations.

We depend on our executive management team and other key personnel, and the inability to recruit and retain certain personnel could adversely affect our performance and result in the loss of management continuity and institutional knowledge. From time to time, there may be changes in our senior management team resulting from the termination or departure of executives. In September 2023, we announced that Mr. Smith, our CEO, was taking a medical leave of absence, and Joseph S. Vassalluzzo, non-executive Chairman of our Board of Directors, would assume Mr. Smith’s authority and responsibilities until Mr. Smith’s return from medical leave. Although Mr. Smith has resumed his duties and responsibilities as of February 1, 2024, the loss of the services of our senior management, particularly Mr. Smith, or other key employees for any reason could significantly delay or prevent the achievement of our development and strategic objectives and harm our business, financial condition and results of operations.

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

OfficeMax sponsors defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees (the “Pension Plans”). The Pension Plans are frozen and do not allow new entrants; however, they are under-funded, and we may be required to make contributions in subsequent years in order to maintain required funding levels. Required future contributions could have an adverse impact on our cash flows and our financial results. Additional future contributions to the Pension Plans, financial market performance and Internal Revenue Service (“IRS”) funding requirements could materially change these expected payments.

As part of the sale of our business in Europe, we have retained responsibility for the defined benefit plan covering certain employees in the United Kingdom. In July 2023, in accordance with applicable UK pension regulations, Trustees of the UK pension plan entered into an agreement with an insurer for the bulk annuity purchase of the plan, covering 100% of the plan’s members. This agreement, or buy-in, resulted in an exchange of plan assets for an annuity that covers the plan’s future projected benefit obligations. The benefit obligation was not transferred to the insurer, and we remain responsible for paying pension benefits until a buy-out of the plan is completed, which is expected to occur in 2025. However, should an unexpected issue arise, or the buy-out cannot be completed, there could be consequences which adversely impact our results of operations, financial position and cash flows. In addition, as part of the European business sale transaction, the purchaser shall indemnify and hold us harmless in connection with any guarantees in place as of September 23, 2016, and given by us in respect of the liabilities or obligations of the European business. Further, if the purchaser wishes to terminate any such guarantee or cease to comply with any underlying obligation which is subject to such a guarantee, the purchaser shall obtain an unconditional and irrevocable release of the guarantee. However, we are contingently liable in the event of a breach by the purchaser of any such obligation.

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

We regularly assess past performance and make estimates and projections of future performance at an individual store and reporting unit level. Reduced sales, our shift in strategy to be less price promotional, as well as competitive factors and changes in consumer spending habits resulted in a downward adjustment of anticipated future cash flows for the individual retail stores that resulted in the impairment. We continue to foresee challenges in the market and economy that could adversely impact our operations. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if we implement an aggressive store downsizing program in the future, additional impairment charges may result. We have also recognized impairment charges on retail store related assets, including operating lease right-of-use (“ROU”) assets, that were deemed unrecoverable based on prior restructuring programs, including the current Maximize B2B program and a goodwill impairment in our Varis Division. In addition, asset impairments may be recognized based on future decisions and conditions as we continually evaluate the performance of our business units.

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

Failure to detect, prevent, or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact our reputation, business, results of operations, and financial condition. Issues that might pose a reputational risk include an inability to achieve our omni-channel goals, including providing an e-commerce and delivery experience that meets the expectations of consumers; failure of our cybersecurity measures to protect against data breaches; product liability and product recalls; social media activity; perception of engaging in politicized or controversial issues; failure to comply with applicable laws and regulations; and any of the other risks enumerated in these risk factors. In addition, information concerning us, whether or not true, may be instantly and easily posted on social media platforms at any time, which information may be adverse to our reputation or brand. The harm may be immediate without affording us an opportunity for redress or correction. If our reputation or brand is damaged, our customers may refuse to continue shopping with us, potential employees may be unwilling to work for us, business partners may be discouraged from seeking future business dealings with us and, as a result, our operations and financial results may suffer.

Veyer and Varis, as developing business units, have different branding and reputational requirements. The failure to identify and execute effective marketing and branding could adversely affect a new business disproportionately compared to well-known brands in the ability to attract new customers and in turn, drive revenue.

Our exclusive brand products are subject to several additional product, supply chain and legal risks that could affect our operating results.

We sell a substantial number of products under our own brands including Office Depot®, OfficeMax® and other proprietary brands where we are the importer of record. While we have focused on the quality of our proprietary branded products, we rely on third parties to manufacture these products. Such third-party manufacturers may prove to be unreliable, the quality of our globally sourced products may vary from our expectations and standards, such products may not meet applicable regulatory requirements which may require us to recall those products, or such products may infringe upon the intellectual property rights of third parties. The manufacturers and related factories of these products may fail to comply with global social responsibility regulations. As the importer of record and private labeler, there are increased regulatory reporting and compliance risks, including customs compliance, global social responsibilities, country of origin, chemical compliance, product liability, advertising and labeling. Though we seek indemnities from the manufacturers of these products, the uncertainty of realization of any such indemnity and the lack of understanding of U.S. laws in certain foreign jurisdictions make it more likely that we may have to respond to claims or complaints from our customers.

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

Economic and civil unrest in areas of the world where we source products and services, as well as shipping and dockage issues, could adversely impact the availability or cost of our products and services, or both. Most of our goods imported to the U.S. arrive from Asia through ports located on the U.S. west coast and we are therefore subject to potential disruption due to labor unrest, security issues or natural disasters affecting any or all of these ports. In addition, we purchase and source products from a wide variety of suppliers, including from suppliers overseas, particularly in China where we maintain a global sourcing office to facilitate product sourcing. Diplomatic tensions between China and the U.S. and developments in Hong Kong and Taiwan, alongside other potential areas of tension, may affect us by creating regulatory, reputational and market risks. These and any future measures and countermeasures that may be taken by the U.S. or China may increase our cost of goods sold or reduce the supply of the products available to us. There is no assurance that any such increased costs could be passed on to our customers, or that we could find alternative products from other sources at comparable prices. To the extent that we are subject to more challenging regulatory environments and enhanced legal and regulatory requirements, such exposure could have a material adverse effect on our business, including the added cost of increased compliance measures that we may determine to be necessary.

In light of the trade tensions between the U.S. and China, we have incurred incremental costs related to trade tariffs on inventory we purchase from China, but such costs have not had a material impact on our results of operations. We continue to monitor and evaluate the potential impact of the effective and proposed tariffs as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and have implemented strategies to mitigate such impact, including changes to our contracting model, alternative sourcing strategies and selective price increase pass-through efforts. If any of these events continue as described, they could disrupt the movement of products through our supply chain or increase their cost. In addition, we are in the process of diversifying our sourcing options outside Asia and executing this diversification plan introduces risk, including cybersecurity, global social responsibilities, product quality assurance and compliance, operations, and logistics. Further, a larger scale sourcing shift will be time-consuming and difficult or impracticable for many products and may result in an increase in our manufacturing costs. Substantial regulatory uncertainty exists regarding foreign trade and trade policy, both in the United States and abroad. The adoption and expansion of trade restrictions, retaliatory tariffs, or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and/or the U.S. economy, which in turn could adversely impact our results of operations and business.

Risks Related to Our Indebtedness and Liquidity

Covenants in our credit facility could adversely impact our operations.

Our asset-based credit facility contains a fixed charge coverage ratio covenant that is operative only when borrowing availability is below 10% of the Borrowing Base (as defined in Note 9. “Debt” in Notes to Consolidated Financial Statements) or prior to a restricted transaction, such as incurring additional indebtedness, acquisitions, dispositions, dividends, or share repurchases if we do not have the required liquidity. The agreement governing our credit facility (the “Third Amended Credit Agreement” as defined in Note 9. “Debt” in Notes to Consolidated Financial Statements) also contains representations, warranties, affirmative and negative covenants, and default provisions. A breach of any of these covenants could result in a default under our Third Amended Credit Agreement. Upon the occurrence of an event of default under our Third Amended Credit Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, we may not have sufficient assets to repay our asset-based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Acceleration of our obligations under our credit facilities would permit the holders of our other material debt to accelerate their obligations. We were in compliance with all applicable covenants as of December 30, 2023.

Risks Related to Legal and Regulatory Compliance

We are subject to legal proceedings and legal compliance risks.

We are involved in various legal proceedings, which from time to time may involve class action lawsuits, state and federal governmental inquiries, audits and investigations, environmental matters, employment, tort, state false claims act, data and privacy laws, consumer litigation and intellectual property litigation. At times, such matters may involve directors and/or executive officers. Additionally, the regulatory environment is more active. Certain of these legal proceedings, including government investigations, may be a significant distraction to management and could expose our Company to significant liability, including settlement expenses, damages, fines, penalties, attorneys’ fees and costs, and non-monetary sanctions, including suspensions and debarments from doing business with certain government agencies, any of which could have a material adverse effect on our business and results of operations. For a description of our legal proceedings, refer to Note 15. “Contingencies” in Notes to Consolidated Financial Statements.

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

Our tax rate is derived from a combination of applicable tax rates in the various domestic and international jurisdictions in which we operate. While we have disposed of the majority of our international businesses, we remain subject to international taxes as part of our existing operations. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in these jurisdictions, our overall tax rate may fluctuate significantly from other companies or even our own past tax rates. In addition, changes in applicable U.S. or foreign tax laws and regulations, including the Tax Cuts and Jobs Act of 2017, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense and profitability. At any given point in time, we base our estimate of an annual effective tax rate upon a calculated mix of the tax rates applicable to us and to estimates of the amount of income likely to be generated in any given geography. The loss of or modification to one or more agreements with taxing jurisdictions, whether as a result of a third-party challenge, negotiation, or otherwise, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate, changes in valuation allowances, or adverse outcomes from the tax audits that regularly are in process in any of the jurisdictions in which we operate could result in substantial volatility, including an unfavorable change in our overall tax rate and/or our effective tax rate.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. Effective January 1, 2023, the 1% U.S. federal excise tax included in the Inflation Reduction Act of 2022 applied to certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations. Under the new excise tax requirements, we may be subject to the 1% excise tax (rather than our shareholders) in connection with certain of our repurchases. The foregoing would cause a reduction in our cash available on hand.

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

The potential for unionization has increased nationwide. Although none of our U.S.-based employees are currently covered under a collective bargaining agreement, and our management believes that our employee relations are good, our employees may elect to seek to be represented by labor unions in the future. For example, in May 2023, a union filed an election petition with the National Labor Relations Board seeking to represent certain employees at our Grand Prairie, Texas distribution center. Subsequently, the group of employees voted to not be represented by the union. Additionally, one of our competitors recently faced a union election in another state. Significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by significantly increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations. In addition, our responses to any union organizing efforts or a labor dispute involving some or all of our employees may harm our reputation.

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

Risks Related to Information Technology and Information Security

Disruptions of the computer systems we use could adversely affect our operations.

We rely heavily on computer systems to process transactions, including delivery of technology services, manage our inventory and supply-chain and to summarize and analyze our global business. In addition, when our website and our other customer-facing technology systems do not function as designed, our business could be negatively affected, resulting in a loss of customer confidence and satisfaction, and lost sales, which could adversely affect our reputation and result of operations. Various components of our information technology and computer systems, including hardware, networks, and software, are licensed to us and hosted by third-party vendors.

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

We maintain and periodically upgrade many of these systems that increase productivity and efficiency. If these systems are not properly maintained or enhanced, the attention of our workforce could be diverted and our ability to provide the level of service our customers demand could be constrained for some time. Failure to make such investments could limit our ability to compete against our peers that are investing in these areas. Further, new systems might not properly integrate with existing systems. Also, once implemented, when new systems and technology do not provide the intended efficiencies or anticipated benefits, it could add costs and complications to our ongoing operations.

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

CYBERSECURITY

Risk Management and Strategy

The ODP Corporation maintains a comprehensive process for assessing, identifying and managing material risks from cybersecurity threats including risks relating to disruption of business operations or financial reporting systems, intellectual property theft; fraud; extortion; harm to employees or customers; damage to relationships; violation of privacy laws and other litigation and legal risk; and reputational risk; as part of our overall risk management system and processes. Cybersecurity is a critical component of our Enterprise Risk Management (“ERM”) process and we have established a cybersecurity and information security framework to help safeguard the confidentiality, integrity and access of our information assets and to ensure regulatory, contractual and operational compliance. This includes protection of customer and employee personally identifiable information (“PII”) and company confidential information.

We have a cybersecurity governance framework in place which is designed to protect information and information systems from unauthorized access, use, disclosure, disruption, modification, or destruction. We deploy a multifaceted, in-depth digital security defense program to address digital security risks and vulnerabilities, and to protect company assets. The program is led by our Chief Information Security Officer (“CISO”) and implemented by a team of trained cybersecurity professionals comprising associates and third parties that augment the team. Our cybersecurity program consists of controls designed to identify, protect against, detect, respond to and recover from information and cybersecurity incidents.

Our CISO oversees the Company’s approach to managing cybersecurity and digital risk and is supported by the Company’s C-suite, officers and other Company leaders and regularly engages with cross-functional teams including finance, compliance, legal, and internal audit at the Company. We have a cybersecurity and information security framework that includes risk assessment and mitigation through a threat intelligence-driven approach and application of controls. The framework is based on International Organization for Standardizations (“ISO”) 27001/27002 standards for general information technology controls. In addition, we utilize Center for Internet Security best practice standards, the National Institute of Standards and Technology Cyber Security Framework for measuring overall readiness to respond to cyber threats, and Sarbanes-Oxley for assessment of internal controls. We utilize policies, software, training programs and hardware solutions to protect and monitor our environment, including multifactor authentication, firewalls, intrusion detection and prevention systems, vulnerability and penetration testing and identity management systems. Our information security and privacy policies are informed by regulatory requirements and are reviewed periodically for compliance and alignment with current state and federal laws and regulations. We comply with applicable industry security standards, including the Payment Card Industry Data Security Standard (“PCI DSS”). As part of our cybersecurity and information security program, we regularly evaluate and audit (with internal audit) our controls and vulnerabilities. Risks are identified from various sources and we monitor our infrastructure and applications to identify evolving cyber threats, and mitigate risks. We maintain a security operations center to monitor our Security Information and Event Management system.

Additionally, we maintain a Cybersecurity Incident Response Plan, which is reviewed regularly, and provides a framework for handling and escalating cybersecurity incidents based on the severity of the incident and facilitates cross-functional coordination across the Company.

We maintain a comprehensive global training and awareness program, provide annual security awareness education and training for employees and consultants, conduct internal “phishing” testing, and publish periodic cybersecurity newsletters providing relevant information on security topics and cybersecurity policies to help our associates and contractors extend our security mission throughout their day-to-day responsibilities and to help them make sound computing decisions. We also periodically conduct simulated cybersecurity incident exercises administered by a third-party cybersecurity consultant. Additionally, we carry industry-standard cybersecurity insurance, which we believe to be commensurate with our size and the nature of our operations, and regularly review our policy and levels of coverage based on current risks.

In connection with our cybersecurity risk management processes, we incorporate internal and external expertise. For example, our CISO works in partnership with our internal audit department to review cybersecurity controls in the context of financial reporting as part of the overall internal controls process. We utilize third-party security companies to test for cyber vulnerabilities, to perform penetration tests periodically and to test incident response preparedness. Additionally, we conduct regular information technology reviews based on the SOC 2 audit framework, periodic cybersecurity “tabletop” exercises with the C-suite, the Board, and Company associates and Board cybersecurity education, all of which are administered by independent third parties. We engage outside counsel regarding cybersecurity issues such as regulatory compliance, materiality determinations, disclosure obligations and best practices for oversight, as needed. We also collaborate with our peers and partners in the areas of threat intelligence and vulnerability management.

Cybersecurity risks related to third parties are managed as part of our third-party risk management program to assess risk from material vendors and suppliers. Additionally, we have developed information security processes applicable to third parties which are incorporated into our standard form contracts.

As previously disclosed, our business strategy, results of operations and financial condition were negatively impacted by a malware incident that affected CompuCom, our previously-owned subsidiary, in March 2021. We sold our CompuCom Division through a single disposal group on December 31, 2021 and the financial impact of the malware incident was reflected within discontinued operations. For additional information, see “Risk Factors” within Other Key Information in this Annual Report.

Governance

Management

The cybersecurity risk management processes described above are managed by our CISO and a team of information security professionals. Our CISO has 9 years of experience in the role at the Company and holds a Certified Information Security Manager (“CISM”) certification. In addition, our CISO has 10+ years of experience managing secure applications that are PCI DSS compliant and protect PII via application of information security policies/standards and risk management principles, along with 10+ years producing reduced risk, SOX, PCI, CCPA and Internal Audit compliant systems through application of control frameworks and governance structures.

Our CISO reports to the Chief Technology Officer (“CTO”) who, in partnership with the Chief Information Officer (“CIO”), is responsible for informing executive leadership regarding cybersecurity. The CISO also reports to the independent Audit Committee quarterly, as described below. The CISO leads a team of trained internal cybersecurity professionals addressing digital security risks, vulnerabilities and protecting company assets.

Board of Directors

The independent Audit Committee of the Board of Directors is primarily responsible for the oversight of risks from cybersecurity and data privacy and is responsible for assessing the Company’s business risk management process and policies pursuant to the committee charter. To fulfill this responsibility, the Audit Committee receives quarterly reports about cybersecurity risks from our CISO. These reports include information regarding the implementation and administration of our cybersecurity processes, cybersecurity governance processes, status of projects relating to cybersecurity, cybersecurity matters relating to any particular products or services, summaries of any material cybersecurity threats or incidents and responses thereto, regulatory updates, updates on cybersecurity trends and the results of any assessments performed by internal stakeholders or third-party advisors.

Additionally, the Board of Directors retains responsibility for the oversight of our overall risk management systems and processes. The Board reviews the results of the annual Enterprise Risk Management (“ERM”) assessment and the mitigation of the risks identified, which includes the topic of cybersecurity. The Company’s Risk Profile (derived from ERM assessment) is monitored throughout the year, and the Board and/or Audit Committee is updated, as necessary. Additionally, our CTO and CIO provide technology updates to the full Board quarterly, including governance and risk considerations of our information security program.

PROPERTIES

As of December 30, 2023, we operated in the following locations:

STORES

Office Depot Division (United States)

State	#	State	#
Alabama	21	Nebraska	7
Alaska	5	Nevada	18
Arizona	23	New Mexico	8
Arkansas	10	New York	8
California	74	North Carolina	35
Colorado	29	North Dakota	4
Florida	99	Ohio	28
Georgia	38	Oklahoma	13
Hawaii	8	Oregon	15
Idaho	6	Pennsylvania	7
Illinois	31	Puerto Rico	10
Indiana	15	South Carolina	15
Iowa	5	South Dakota	2
Kansas	8	Tennessee	26
Kentucky	8	Texas	138
Louisiana	31	Utah	10
Maryland	7	U.S. Virgin Islands	2
Michigan	21	Virginia	21
Minnesota	20	Washington	25
Mississippi	12	West Virginia	3
Missouri	23	Wisconsin	23
Montana	2	Wyoming	2
		TOTAL	916

The supply chain facilities which we operate in the continental United States and Puerto Rico support our ODP Business Solutions and Office Depot Divisions and the facilities in Canada support our ODP Business Solutions Division. The following table sets forth the locations of our principal supply chain facilities from continuing operations as of December 30, 2023.

DCs and Crossdock Facilities

State	#	State	#
Arizona	1	North Carolina	1
California	5	North Dakota	2
Colorado	1	Ohio	2
Florida	5	Oklahoma	1
Georgia	2	Pennsylvania	1
Hawaii	7	Puerto Rico	1
Idaho	1	Tennessee	1
Illinois	5	Texas	3
Kansas	1	Washington	3
Minnesota	3	Wisconsin	5
Mississippi	1	Total United States	56
Missouri	3	Canada	6
New Mexico	1	TOTAL	62

Our principal corporate headquarters is located in Boca Raton, FL, and is in a leased facility that is approximately 284,000 square feet. This facility is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations. Although we own a small number of our retail store locations, most of our facilities are leased or subleased. Additional information regarding our operating leases and leasing arrangements is available in Note 1. “Summary of Significant Accounting Policies” and Note 10. “Leases” in Notes to Consolidated Financial Statements.

LEGAL PROCEEDINGS

For a description of our legal proceedings, refer to Note 15. “Contingencies” in Notes to Consolidated Financial Statements.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP.

Holders

As of the close of business on February 21, 2024, there were 3,088 holders of record of our common stock.

Cash Dividend

We did not declare any cash dividends in 2023 and do not anticipate declaring cash dividends in the foreseeable future. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

Issuer Purchases of Equity Securities

In October 2022, our Board of Directors approved a stock repurchase program of up to $1 billion, available through December 31, 2025, to replace the existing $600 million stock repurchase program effective November 3, 2022. We repurchased six million shares in 2023 for a total consideration of $298 million. Of the total shares repurchased, two million shares were purchased from HG Vora Special Opportunities Master Fund, Ltd. (“HG Vora”) for a cost of $89 million pursuant to the related stock purchase agreement that the Company entered into with HG Vora, effective March 13, 2023. As of December 30, 2023, $552 million remains available for stock repurchases under the current stock repurchase program. In February 2024, the Company’s Board of Directors approved a new stock repurchase program of up to $1 billion of its common stock, available through March 31, 2027, which replaced the then existing $1 billion stock repurchase program. Subsequent to the end of fiscal 2023 and through February 21, 2024, we bought back 332 thousand shares of our common stock at a cost of $17 million.

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

The following table summarizes our common stock repurchases during the fourth quarter of 2023.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number		Part of a Publicly	Purchased Under
	of Shares	Average	Announced Plan or	the Repurchase
	Purchased	Price Paid	Program	Programs
Period	(In thousands)	per Share	(In thousands)	(In millions)
October 1 — October 28, 2023	221	$45.68	221	$573
October 29 — November 25, 2023	198	$46.98	198	$564
November 26 — December 30, 2023	253	$49.52	253	$552
Total	672	$47.51	672

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

The following graph compares the five-year cumulative total shareholder return on our common stock with the cumulative total returns of the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s Composite 1500 Specialty Retail Index (“S&P Composite 1500 Specialty Retail”) of which we are a component of each Index.

The graph assumes an investment of $100 at the close of trading on December 29, 2018, the last trading day of fiscal year 2018, in our common stock, the S&P 500 and the S&P Composite 1500 Specialty Retail.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among The ODP Corporation, the S&P 500 Index and the S&P Composite 1500 Specialty Retail Index

*$100 invested on 12/29/18 in stock or in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2024 Standard & Poor’s, a division of S&P Global. All rights reserved

	12/29/18	12/28/19	12/26/20	12/25/2021	12/31/2022	12/30/2023
The ODP Corporation	$100.00	$109.41	$120.37	$163.93	$191.47	$236.70
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P Composite 1500 Specialty Retail	100.00	129.75	156.98	233.17	197.75	226.20

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

As of December 30, 2023, our operations are organized into four reportable segments (or “Divisions”), as described below. We sold our CompuCom Division through a single disposal group on December 31, 2021. Accordingly, that business is presented as discontinued operations.

ODP Business Solutions Division – Our leading B2B distribution solutions provider serving small, medium and enterprise level companies, including those in the public and education sectors. This segment operates in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. The ODP Business Solutions Division sells nationally branded, as well as our private branded, office supply and adjacency products and services to customers, who are served through a dedicated sales force, catalogs, telesales, and electronically through our Internet websites. Adjacency products and services include cleaning, janitorial, and breakroom supplies, office furniture, technology products, and copy and print services. This segment also includes our Federation entities, which are over 20 regional office supply distribution businesses acquired by us as part of our transformation to expand our reach and distribution network into geographic areas that were previously underserved, and which continue to operate under their own brand names. The acquisition of these businesses has allowed for an effective and accretive means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

Office Depot Division – Our leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 916 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). Our Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offering business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are facilitated through our regional print production centers.

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

ACQUISITIONS

We have been acquiring profitable regional office supply distribution businesses to expand our reach and distribution network into geographic areas that were previously underserved. In 2023, we acquired two small independent regional office supply distribution businesses in the U.S. Our strategy has been to acquire businesses with purchase prices ranging from $5 million to $15 million, which are individually insignificant to us. The businesses acquired were consistent with acquisitions of similar sized businesses in the past and the acquisitions were primarily funded with cash on hand. The operating results of these small office supply businesses are combined with our operating results subsequent to their purchase dates, and are included in our ODP Business Solutions Division. Refer to Note 2. “Acquisitions” in Notes to Consolidated Financial Statements for additional information.

DISPOSITIONS

The sale of CompuCom, which represented our former CompuCom Division, was completed on December 31, 2021. The transaction was structured and accounted for as an equity sale. The related Securities Purchase Agreement (“SPA”) provides for consideration consisting of a cash purchase price equal to $125 million (subject to customary adjustments, including cash, debt and working capital), an interest-bearing promissory note in the amount of $55 million, and a holding fee (“earn-out”) provision providing for payments of up to $125 million in certain circumstances. The promissory note accrues interest at six percent per annum, payable on a quarterly basis in cash or in-kind, and is due in full on June 30, 2027. Under the earn-out provision, if the purchaser receives dividends or sale proceeds from the CompuCom business equal to (i) three times its initial capital investment in the CompuCom business plus (ii) 15% per annum on subsequent capital investments, the Company will be entitled to 50% of any subsequent dividends or sale proceeds up to and until the Company has received an aggregate of $125 million. The Company provided certain transitional services to the purchaser for a period of three to twelve months under a separate agreement after closing. The SPA contains customary warranties of the Company and the purchaser.

In February 2023, the Company and the purchaser reached a settlement on the cash, debt and working capital adjustments, and amended the promissory note which increased its principal balance to $59 million. The sale of CompuCom represented a strategic shift that had a major impact on our operations and financial results. Accordingly, the operating results and cash flows are classified as discontinued operations for all periods presented. Refer to Note 16. “Discontinued Operations” in Notes to Consolidated Financial Statements for additional information.

RECENT GLOBAL EVENTS

We are closely monitoring the unfolding events due to the Russia-Ukraine conflict and the conflict in the Middle East, and their regional and global ramifications. We do not have operations in Ukraine, Russia or the Middle East, and our supply chain has not been impacted as of the date of this report. While we do have certain vendors that are based in Ukraine, we have not experienced an impact as a result of the conflict. Other impacts due to this rapidly evolving situation are currently unknown and the broader economic impacts could potentially subject our business to materially adverse consequences should the situation escalate beyond its current scope.

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 52-week period ended December 30, 2023 (also referred to as “2023”) and the 53-week period ended December 31, 2022 (also referred to as “2022”) as well as our liquidity in 2023 and 2022. We have omitted discussion of 2021 results where it would be redundant to the discussion previously included in MD&A of our 2022 Annual Report on Form 10-K. Prior year amounts have been recast to conform to the current presentation of our reportable segments. In addition, management of the Company also changed how it analyzes these businesses, which resulted in the inclusion of certain corporate costs, mainly payroll related, previously excluded from segment profitability measures. The changes to our reportable segments did not impact our Consolidated Financial Statements. These changes also have no impact on previously reported Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders’ Equity, or Statements of Cash Flows.

Our consolidated sales were $660 million, or 8%, lower in 2023 compared to 2022. Sales in our ODP Business Solutions Division decreased $101 million, or 3%, as compared to 2022. This included the unfavorable impact from the 53rd week in 2022 not recurring in 2023, which had sales of $58 million. The decrease in sales in our ODP Business Solutions Division was across a majority of its product categories, primarily in personal protective equipment and technology, and was driven by lower demand from business-to-business customers, due to reduced spending. Sales in our Office Depot Division decreased $567 million, or 13%, as compared to the same period in the prior year. This included the unfavorable impact from the 53rd week in 2022 not recurring in 2023, which had sales of $70 million. The decrease in sales in our Office Depot Division was mainly a result of planned store closures, lower demand, and lower average order values at our retail stores and on our eCommerce platform. The sales decline was across the majority of Office Depot Division’s product categories, except copy and print. The demand for these categories was impacted by reduced spending of our customers, including during the competitive back-to-school season in the third quarter of 2023. Our Veyer Division sales increased $7 million, or 25%, as a result of increases in supply chain services provided to third parties. The contribution of our Varis Division to consolidated sales was not material.

(In millions)	2023	2022	Change
Sales (External)
ODP Business Solutions Division	$3,904	$4,005	(3)%
Office Depot Division	3,884	4,451	(13)%
Veyer Division	35	28	25%
Varis Division	8	7	14%
Total	$7,831	$8,491	(8)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•
Total gross profit decreased $82 million, or 4% in 2023 when compared to 2022. Our ODP Business Solutions Division had $36 million higher gross profit resulting from favorable product margin. Our Veyer Division had $11 million higher gross profit due to the increase in sales to third parties and lower product costs. Our Varis Division also contributed $3 million higher gross profit during this period. These improvements were more than offset by $132 million decrease in gross profit of our Office Depot Division. The decrease in the Office Depot Division gross profit in 2023 is primarily due to the flow through impact of lower sales, partially offset by improved product margin. In 2023, our supply chain and occupancy costs have increased, including labor, facility and store rents, and utilities.
•
Total gross margin for 2023 and 2022, was 23% and 22%, respectively.
•
Total selling, general and administrative expenses decreased $76 million in 2023 when compared to 2022, mainly due to the $76 million decrease in our Office Depot Division in 2023. The decrease in our Office Depot Division was driven by store closures and certain strategic initiatives, including the Maximize B2B Restructuring Plan, aimed to generate savings through optimizing our retail footprint and removing corresponding costs supporting our Office Depot Division as our retail footprint is reduced. Also impacting 2023 were lower corporate costs, which mainly consisted of employee-related costs. These decreases were partially offset by increases in employee-related costs in our ODP Business Solutions Division and Veyer Division. Selling, general and administrative expenses as a percentage of total sales was 19% in 2023 as compared to 18% in 2022, mainly due to the deleveraging from lower sales.

•
We recorded $85 million of asset impairment charges in 2023 which included $68 million related to the impairment of goodwill in our Varis Division, and $12 million related to impairment of operating lease right-of-use (“ROU”) assets associated with our retail store locations, with the remainder primarily relating to impairment of fixed assets at these retail store locations and other impairments. We recorded $14 million of asset impairment charges in 2022, which included $12 million related to impairment of operating lease ROU assets associated with our retail store locations, with the remainder primarily relating to impairment of fixed assets at these retail store locations. Refer to Note 14. “Fair Value Measurements” in Notes to Consolidated Financial Statements for additional information.
•
We recorded $4 million of Merger, restructuring and other operating expenses, net in 2023 compared to $39 million in 2022. Merger, restructuring and other operating expenses in 2023 relate to restructuring activities and transaction and integration costs. Merger, restructuring and other operating expenses in 2022 relate to costs associated with the previously planned separation of our consumer business and the re-alignment of our operations, which were mainly third-party professional fees. These costs were partially offset by $8 million income related to restructuring activities, which was driven by reversals of employee severance accruals, and $7 million income related to an earn-out adjustment for BuyerQuest. We did not record any transaction and integration costs in 2022. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Consolidated Financial Statements for additional information.
•
In 2023, our effective tax rate was primarily impacted by the goodwill impairment in our Varis Division, the recognition of a tax windfall associated with stock-based compensation awards, recognition of 2022 and 2023 Research and Development tax credits, and certain nondeductible items. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate of 31% for 2023 to differ from the statutory rate of 21%. Our effective tax rate for prior periods has varied considerably primarily due to stock-based compensation awards, recognition of tax benefits due to state taxes, recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position, certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters. Refer to Note 5. “Income Taxes” in Notes to Consolidated Financial Statements for additional information.
•
Diluted earnings per share from continuing operations was $3.50 in 2023 compared to $3.61 in 2022.
•
There were no diluted earnings per share from discontinued operations in 2023. Diluted loss per share from discontinued operations was $(0.24) in 2022.
•
Net diluted earnings per share was $3.50 in 2023 compared to $3.37 in 2022.
•
We repurchased six million shares in 2023 for a total consideration of $298 million. As of December 30, 2023, $552 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of 2023 and through February 21, 2024, we bought back 332 thousand shares of our common stock at a cost of $17 million.
•
At December 30, 2023, we had $392 million in cash and cash equivalents and $696 million of available credit under the Third Amended Credit Agreement (as defined in Note 9. “Debt” in Notes to Consolidated Financial Statements), for a total liquidity of approximately $1.1 billion. Cash provided by operating activities of continuing operations was $331 million in 2023 compared to cash provided by operating activities of $237 million in 2022. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results. Fiscal years 2023 and 2021 include 52 weeks, and fiscal year 2022 includes 53 weeks.

ODP BUSINESS SOLUTIONS DIVISION

(In millions)	2023	2022	2021
Sales (external)	$3,904	$4,005	$3,602
Sales (internal)	$13	$19	$24
% change of total sales	(3)%	11%	1%
Division operating income	$174	$140	$72
% of total sales	4%	3%	2%

Sales in our ODP Business Solutions Division decreased by $107 million, or 3%, in 2023 compared to 2022. This included the unfavorable impact from the 53rd week in 2022 not recurring in 2023, which had sales of $58 million. Our ODP Business Solutions Division experienced decreased sales across a majority of its product categories, primarily in personal protective equipment and technology, compared to 2022. This was driven by lower demand from business-to-business customers, due to reduced spending. We expect sales in our ODP Business Solutions Division to continue to be adversely impacted in the near term due to macroeconomic factors that continue to weigh on the U.S. economy, which can materially impact spending by our business-to-business customers and the demand for our products and services. The impact of the two small independent regional office supply distribution businesses we acquired in 2023 were not material to our sales.

Sales in our ODP Business Solutions Division increased $398 million, or 11%, in 2022 compared to 2021. This included the favorable impact from the 53rd week in 2022, which had sales of $58 million. In 2022, our ODP Business Solutions Division experienced higher demand across the majority of our product categories, including furniture, school and office supplies, copy and print services as well as personal protective equipment and cleaning supplies, which contributed $80 million to the sales increase. The higher demand was driven by the continued recovery of our business-to-business customers, including those in the education sector, from the disruptions to their operations as a result of the impacts of the COVID-19 pandemic. In addition to higher demand, inflationary initiatives also resulted in favorable pricing, which also contributed to the increase in sales. These increases were partially offset by a decline of $19 million in ink and toner sales, mainly as a result of supply challenges.

Sales include internal sales of $13 million, $19 million and $24 million in 2023, 2022 and 2021, respectively, which relate to ODP Business Solutions Division customers’ transactions held at Office Depot Division retail store locations. Internal sales are eliminated upon consolidation.

Our ODP Business Solutions Division sales could be adversely impacted in the near term by numerous factors, among others, a weaker U.S. economy and higher unemployment and inflation, that materially impact spending, the demand for our products and services and the availability of supply. Specifically, we experienced supply constraints in some of our larger product categories such as ink and technology products, and we may continue to face delays or difficulty sourcing these products.

The changes in work environments as a result of the general macroeconomic environment, including ongoing remote work trends have been material to the results of the ODP Business Solutions Division in 2023. A prolonged or permanent shift to hybrid or continued remote work arrangements, as well as the substance and pace of macroeconomic recovery could continue to have a material impact to the future results of the ODP Business Solutions Division.

Our ODP Business Solutions Division operating income was $174 million in 2023 compared to $140 million in 2022, an increase of 24% year-over-year. Operating income as a percentage of sales increased 1% in 2023 compared to 2022. The improvement in operating income was mainly driven by favorable product margin, which resulted in 130 basis points higher gross profit margin. This was partially offset by the unfavorable impact of the 53rd week in 2022, which contributed $5 million to operating income in 2022. Our selling, general and administrative expenses as a percentage of sales was relatively flat compared to the corresponding period in the prior year.

Our ODP Business Solutions Division operating income was $140 million in 2022 compared to $72 million in 2021, an increase of 94% year-over-year. Operating income as a percentage of sales increased 1% in 2022 compared to 2021. The increase was mainly driven by the flow through impact of higher sales and higher gross profit, as well as the 53rd week in 2022, which contributed $5 million to operating income in 2022. Although we experienced higher supply chain and import costs due to the impacts of COVID-19 and cost inflation of fuel and labor costs, this was more than offset by adjustments to selling price and lower selling, general and administrative expenses as a percentage of sales. The improvement in our selling, general and administrative expenses is attributable to cost saving initiatives of our Maximize B2B restructuring program, which reduced costs in payroll, advertising and other operating expenses.

OFFICE DEPOT DIVISION

(In millions)	2023	2022	2021
Sales (external)	$3,884	$4,451	$4,830
Sales (internal)	$34	$36	$34
% change of total sales	(13)%	(8)%	(9)%
Division operating income	$230	$285	$325
% of total sales	6%	6%	7%
Comparable store sales decrease	6%	N/A	N/A

Sales in our Office Depot Division decreased $569 million, or 13%, in 2023 compared to 2022. This included the unfavorable impact from the 53rd week in 2022 not recurring in 2023, which had sales of $70 million. The largest drivers of our product sales decline in 2023 were planned store closures, lower demand, and lower average order values in our stores as well as on our eCommerce platform. The sales decline in 2023 were across the majority of our product categories, except copy and print. The demand for these categories was impacted by reduced spending of our customers, including during the competitive back-to-school season in the third quarter of 2023.

Sales in our Office Depot Division decreased $377 million, or 8%, in 2022 compared to 2021, including the positive impact of sales from the 53rd week in 2022, which was $70 million. We also had $70 million of increased sales in copy and print services, paper, school and breakroom supplies in 2022 compared to 2021, as more of our customers have transitioned to on-site work and in-person learning. This was more than offset by fewer transactions in the majority of our other product categories in 2022, as a result of both planned store closures and lower demand. This included technology, furniture and personal protective equipment products, which had experienced higher demand in 2021, driven by the needs of our customers to help address their challenges derived from the COVID-19 pandemic and included facilitating the continued remote work and virtual learning environments.

We believe sales in our Office Depot Division may continue to be adversely impacted in the near term and potentially longer related to numerous factors, among others, a weaker U.S. economy and higher unemployment, that materially impact consumer spending, and the demand for our products and services.

Sales include internal sales of $34 million, $36 million and $34 million in 2023, 2022 and 2021, respectively, which relate to print services provided to the ODP Business Solutions Division as well as internal service fee for providing buy online, pick up in store (“BOPIS”) transactions to ODP Business Solutions Division customers. Internal sales are eliminated upon consolidation.

Sales generated through our eCommerce platform include online sales fulfilled through warehouses, BOPIS transactions, online orders shipped from store, and same day delivery orders fulfilled with retail store inventory. These sales represented 30% of Office Depot Division’s total sales in 2023, as compared to 30% of total sales in 2022, and 29% of total sales in 2021.

Comparable store sales decreased 6% in 2023, reflecting lower store traffic and average order value, partially offset by higher conversion rate. A conversion rate is the percentage of store visitors who complete a purchase. The average order value was impacted by lower sales in our workspace and computer product categories. Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes or natural disasters, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods but may differ from measures used by other companies.

Our Office Depot Division operating income was $230 million in 2023, which decreased 19% as compared to $285 million in 2022, including the unfavorable impact from the 53rd week in 2022, which contributed $15 million to operating income in 2022. The reduction in operating income was mainly due to the flow through impact of lower sales. The gross margin rate was approximately 40 basis points higher, which was due to improved product margin, partially offset by the deleverage in distribution and occupancy costs due to lower sales. This was further offset by the impact of selling, general and administrative costs, resulting in a flat operating income as a percentage of sales compared to 2022.

Our Office Depot Division operating income was $285 million in 2022, which decreased 12% as compared to $325 million in 2021, including the positive impact of the 53rd week in 2022, which contributed $15 million to operating income in 2022. This decrease is mostly attributable to the flow-through impact of lower sales and higher supply chain costs, which offset our improved product margin rate. Our supply chain, import and occupancy costs were impacted by cost increases due to COVID-19, cost inflation of fuel and labor costs, and higher rent costs from lease renewals. Selling, general and administrative costs as a percentage of sales was flat compared to the corresponding period in the prior year.

As of December 30, 2023, our Office Depot Division operated 916 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands compared to 980 stores at the end of 2022. Charges associated with store closures as part of a restructuring plan are reported as appropriate in Asset impairments and Merger, restructuring and other operating expenses, net in the Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail stores and distribution center assets, and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to the “Corporate” section below for additional information of expenses incurred to date.

	Open at Beginning of Period	Closed	Opened	Open at End of Period
2021	1,154	116	—	1,038
2022	1,038	58	—	980
2023	980	64	—	916

VEYER DIVISION

(In millions)	2023	2022	2021
Sales (external)	$35	$28	$28
Sales (internal)	$5,253	$5,855	$5,963
% change of total sales	(10)%	(2)%	(6)%
Division operating income	$34	$28	$30
% of total sales	1%	0%	1%

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

In 2023, 2022, and 2021, $2.7 billion, $2.9 billion and $3.3 billion of internal sales are to the Office Depot Division, respectively, and $2.5 billion, $2.9 billion and $2.7 billion are to the ODP Business Solutions Division, respectively. The decrease in internal sales to the Office Depot Division is related to the decline in customer demand at our retail stores and eCommerce platform, which is discussed further in the Office Depot Division section above. The decrease in internal sales to the ODP Business Solutions Division is related to reduced demand experienced by ODP Business Solutions Division across a majority of its product categories, which is discussed further in the ODP Business Solutions Division section above. These decreases were further impacted by the 53rd week in 2022, which did not exist in 2023.

External sales represent supply chain services provided to third parties, as well as product sales by our Asia sourcing operation to third parties. The $7 million increase in external sales was driven by supply chain services provided to third parties. External sales were flat in 2022 as compared to 2021.

Our Veyer Division operating income was $34 million in 2023 compared to $28 million in 2022. The year-over-year increase of $6 million was mainly due to the favorable impacts of higher sales to third parties and lower product costing on our Veyer Division’s gross profit, which more than offset the impact of lower internal sales. This was partially offset by the impact of higher employee-related costs in 2023. Our Veyer Division operating income was $28 million in 2022 compared to $30 million in 2021. The year-over-year decrease of $2 million was mainly due to the flow through impact of lower sales. Future performance of our Veyer Division is dependent upon market conditions in the transportation and logistics industry, including fluctuations in labor and fuel costs, and its ability to pass any cost increases through to its customers.

VARIS DIVISION

(In millions)	2023	2022	2021
Sales (external)	$8	$7	$5
Sales (internal)	$—	$—	$—
% change of total sales	14%	40%	N/A
Division operating loss	$(63)	$(66)	$(34)
% of total sales	(788)%	(943)%	(680)%

Sales in our Varis Division were $8 million, $7 million, and $5 million in 2023, 2022, and 2021, respectively. Our Varis Division was formed in 2021. The increase in sales since then is driven by the acquisition of BuyerQuest in the first quarter of 2021, and addition of new customers to the platform. Sales predominantly relate to subscription services.

Our Varis Division operating loss was $63 million in 2023, compared to a loss of $66 million in 2022, a decrease of 5%, which was driven by lower employee-related costs. We incurred costs related to amortization of internally developed software, which represent investments in the resources required to expand and scale the technology platform. These costs were offset by the reduction in employee-related costs, discussed above. We expect that our Varis Division will require continued investment to develop software to meet customer needs in the future. Our Varis Division operating loss increased $32 million, or 94%, in 2022 compared to 2021, which was driven by investments in the resources required to expand and scale the technology platform and upgraded product offerings. The costs were mainly related to payroll, third-party professional fees, and amortization of internally developed software.

CORPORATE

The line items in our Consolidated Statements of Operations impacted by Corporate activities are presented in the table below, followed by a narrative discussion of the significant matters. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures.

(In millions)	2023	2022	2021
Asset impairments	$85	$14	$20
Merger, restructuring and other operating expenses, net	4	39	51
Total charges and credits impact on Operating income	$89	$53	$71

In addition to these charges and credits, certain selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Expenses” below.

Asset impairments

Asset impairment charges comprise the following:

(In millions)	2023	2022	2021
Retail stores	$13	$14	$20
Goodwill	68	—	—
Other	4	—	—
Total Asset impairments	$85	$14	$20

In 2023, 2022 and 2021, we recognized asset impairment charges of $85 million, $14 million and $20 million, respectively, related to our continuing operations. Of the asset impairment charges in 2023, $68 million was related to the impairment of goodwill in our Varis Division and $12 million was related to the impairment of operating lease ROU assets associated with our retail store locations. The remainder was related to impairment of fixed assets at these retail store locations and other impairments. Of the asset impairment charges in 2022, $12 million was related to impairment of operating lease ROU assets associated with our retail store locations, and the remainder was related to the impairment of fixed assets at these retail store locations.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In 2023, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our restructuring programs, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value.

We test our goodwill and indefinite-lived intangible assets for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. During the fourth quarter of 2023, we performed our annual impairment assessment, which was as of the first day of fiscal month December. We used a quantitative assessment for our Varis reporting unit, which comprises our Varis Division, and qualitative assessments for all other reporting units. The quantitative assessment for our Varis reporting unit combined the income approach and the market approach valuation methodologies and concluded that its carrying value exceeded its fair value. As a result, we recorded a non-cash impairment charge of $68 million in the fourth quarter of 2023. The decline in the fair value of our Varis reporting unit has mainly resulted from changes to its projected revenue growth rates and timeline, which were finalized during our annual long-term planning process in the fourth quarter of 2023. Our Varis reporting unit has been in operation since 2021, therefore we have less experience estimating the operating performance of this reporting unit. Its expected revenue increase has been slower than anticipated due to the time it requires to ramp up activity for new customers. In addition, during our long-term planning process, we made adjustments to reduce our forecasted spend on Varis in 2024 and beyond, which further impacted expected revenue growth rates and their timing. These changes in critical assumptions resulted in a reduction in its estimated fair value.

Refer to Note 8. “Goodwill and Other Intangible Assets” in Notes to Consolidated Financial Statements for additional information. If the operating results of our reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in goodwill impairment charges. Further, while we are currently in a strong liquidity and capital position, a significant deterioration may have a material impact on our liquidity and capital in future periods.

Merger, restructuring and other operating expenses, net

We have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. In 2022 and 2021, we also incurred costs related to our actions to separate our consumer business through a potential sale, prior to our Board of Directors’ decision on June 21, 2022 to maintain the consumer business under common ownership. In addition, we incurred costs related to completing the re-alignment of operations into four Divisions in 2022, which also represent our current reportable segments. The expenses and any income recognized directly associated with these actions are included in Merger, restructuring and other operating expenses, net on a separate line in the Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income. Merger, restructuring and other operating expenses, net were $4 million, $39 million and $51 million in 2023, 2022 and 2021, respectively. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Consolidated Financial Statements for an additional analysis of these Corporate charges.

Unallocated Expenses

We allocate to our Divisions functional support expenses that are considered to be directly or closely related to segment activity. These allocated expenses are included in the measurement of Division operating income. Other companies may charge more or less for functional support expenses to their segments, and our results, therefore, may not be comparable to similarly titled measures used by other companies. The unallocated expenses primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, legal, audit and similar functions. Unallocated expenses were $85 million, $91 million, and $88 million in 2023, 2022 and 2021, respectively. The decrease in 2023 compared to 2022 was primarily due to lower Corporate professional fees and insurance expenses.

Other Income and Expense

(In millions)	2023	2022	2021
Interest income	$10	$5	$1
Interest expense	(20)	(16)	(28)
Other income, net	9	10	24

In April 2020, we entered into the Third Amended Credit Agreement which provided for an aggregate principal amount of up to $1.3 billion asset-based revolving credit facility and asset-based FILO Term Loan Facility, maturing in April 2025. In 2022, we reduced our asset-based revolving credit facility by $200 million to $1.0 billion and retired $43 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement. In 2023, we retired $4 million of outstanding FILO Term Loan Facility loans. We recorded $6 million, $4 million and $5 million of interest expense in 2023, 2022 and 2021, respectively, related to the Third Amended Credit Agreement. We also recorded interest expense related to our finance lease obligations and revenue bonds in all periods presented. Interest expense in 2022 also includes $3 million of income related to reversal of uncertain tax positions.

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

Income Taxes

(In millions)	2023	2022	2021
Income tax expense	$61	$64	$44
Effective income tax rate*	31%	26%	19%

* Income taxes as a percentage of income from continuing operations before income taxes.

During 2023 and 2022, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing our effective tax rates due to limited international operations and improved operating results. Our effective tax rates were 31%, 26% and 19% in 2023, 2022 and 2021, respectively.

In 2023, our effective tax rate was primarily impacted by the goodwill impairment in our Varis Division, the recognition of a tax windfall associated with stock-based compensation awards, recognition of 2022 and 2023 Research and Development tax credits, and certain nondeductible items. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate of 31% for 2023 to differ from the statutory rate of 21%. Our effective tax rate for prior periods has varied considerably primarily due to stock-based compensation awards, recognition of tax benefits due to state taxes, recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position, certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact our effective tax rates in future quarters.

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

It is anticipated that $5 million of the unfavorable material tax positions will be resolved within the next 12 months. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

We file a U.S. Federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal and state and local income tax examinations for years before 2020 and 2017, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. Federal income tax examination and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years prior to 2017. Our U.S. Federal income tax returns for 2021 and 2022 are currently under review. Generally, we are subject to routine examination for years 2017 and forward in our international tax jurisdictions.

Refer to Note 5. “Income Taxes” in Notes to Consolidated Financial Statements for additional tax discussion.

Discontinued Operations

Refer to Note 16. “Discontinued Operations” in Notes to Consolidated Financial Statements for information regarding the CompuCom Division which is accounted for as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At December 30, 2023 and December 31, 2022, we had $392 million and $403 million in cash and cash equivalents, respectively, and $696 million and $856 million of available credit under the Third Amended Credit Agreement (as defined in Note 9. “Debt” in Notes to Consolidated Financial Statements), respectively, for a total liquidity of approximately $1.1 billion and $1.3 billion at the end of fiscal 2023 and fiscal 2022, respectively. We sold our Company’s corporate headquarters in Boca Raton in April 2023 for $104 million, which increased our cash and cash equivalents and liquidity. This was partially offset by an $83 million reduction in our available credit under the Third Amended Credit Agreement as a result of this sale. Despite the weaker global economic conditions and the uncertainties related to the current macroeconomic environment, we currently believe that as a result of our strong financial position, including our cash and cash equivalents on hand, availability of funds under the Third Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Annual Report on Form 10-K. From time to time, we may prepay outstanding debt and/or restructure or refinance debt obligations.

Financing

As disclosed in Note 9. “Debt” in Notes to Consolidated Financial Statements, on April 17, 2020, we entered into the Third Amended and Restated Credit Agreement, which provided for a $1.2 billion asset-based revolving credit facility and a $100 million asset-based FILO Term Loan Facility, for an aggregate principal amount of up to $1.3 billion (the “New Facilities”). The New Facilities mature in April 2025. The Third Amended and Restated Credit Agreement replaced our then existing amended and restated credit agreement that was due to mature in May 2021. In 2022, we reduced our asset-based revolving credit facility by $200 million to $1.0 billion and retired $43 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement. Also, during the first quarter of 2023, the Third Amended Credit Agreement was amended to replace the LIBOR-based Eurocurrency reference interest rate option with a reference interest rate option based upon SOFR. Other than the foregoing, the material terms of the Third Amended Credit Agreement remain unchanged.

In 2023, we elected to draw down $200 million under the Third Amended Credit Agreement to fund the repurchase of our common stock from HG Vora Special Opportunities Master Fund, Ltd. (“HG Vora”) as part of our existing $1 billion stock repurchase program, as well as for working capital management and timing of collections and disbursements. We repaid this amount, resulting in no revolving loans outstanding at December 30, 2023. In 2023, we retired $4 million of outstanding FILO Term Loan Facility loans. At December 30, 2023, we had $53 million of outstanding FILO Term Loan Facility loans, $38 million of outstanding standby letters of credit and $696 million of available credit under the Third Amended Credit Agreement. We were in compliance with all applicable covenants at December 30, 2023. In January 2024, we retired $53 million of outstanding FILO Term Loan Facility loans. This was funded through available liquidity.

Acquisitions and dispositions

In addition to the business acquisitions disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets in connection with our strategic transformation. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness.

Capital Expenditures

In 2024, we expect to incur capital expenditures of up to approximately $100 million, including investments to support our business priorities. These expenditures will be funded through available cash on hand and operating cash flows.

Capital Return Programs – Share Repurchases and Dividends

In October 2022, our Board of Directors approved a stock repurchase program of up to $1 billion, available through December 31, 2025 to replace the existing $600 million stock repurchase program effective November 3, 2022. We repurchased six million shares in 2023 for a total consideration of $298 million. Of the total shares repurchased, two million shares were purchased from HG Vora for a cost of $89 million pursuant to the related stock purchase agreement that the Company entered into with HG Vora, effective March 13, 2023. As of December 30, 2023, $552 million remains available for stock repurchases under the current stock repurchase program. In February 2024, the Company’s Board of Directors approved a new stock repurchase program of up to $1 billion of its common stock, available through March 31, 2027, which replaced the then existing $1 billion stock repurchase program. Subsequent to the end of fiscal 2023 and through February 21, 2024, we repurchased 332 thousand shares of our common stock at a cost of $17 million.

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

We did not declare any cash dividends in 2023. We do not anticipate declaring cash dividends in the foreseeable future. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

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

CASH FLOWS

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

(In millions)	2023	2022	2021
Operating activities of continuing operations	$331	$237	$344
Investing activities of continuing operations	(7)	(86)	(75)
Financing activities of continuing operations	(340)	(355)	(459)

Operating Activities from Continuing Operations

Cash provided by operating activities from continuing operations was $331 million in 2023, compared to $237 million in 2022. This increase in cash flows from operating activities was primarily driven by $73 million more cash inflows from working capital, and $21 million more income from operations, after adjusting for non-cash charges. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of customer promotions, vendor production planning, new product introductions and working capital management. In 2023, the primary drivers for higher cash flows from working capital were $83 million more cash flows from our receivables and $34 million increase in cash flows from our inventories, partially offset by $38 million less cash flows from our trade payables and other liabilities. The change in our receivables is due to lower sales on credit and timing. The change in our inventories is mainly attributable to purchase volume. The higher outflows related to our trade payables and other liabilities was mainly due to timing of payments and less purchase volume.

Cash provided by operating activities of continuing operations decreased by $107 million during 2022 when compared to 2021. This decrease was primarily driven by $123 million less cash inflows from working capital, and $30 million less income from operations, after adjusting for non-cash charges, partially offset by $46 million higher usage of deferred tax assets.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements.

Investing Activities from Continuing Operations

Cash used in investing activities from continuing operations was $7 million in 2023, which was driven by $105 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities, and $16 million in businesses acquired, net of cash acquired. These outflows were partially offset by the proceeds from sale of assets of $109 million and cash proceeds from our company-owned life insurance policies of $5 million.

Cash used in investing activities of continuing operations was $86 million in 2022, primarily driven by $99 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities. These outflows were partially offset by the proceeds from sale of assets of $8 million and cash proceeds from our company-owned life insurance policies of $5 million.

Financing Activities from Continuing Operations

Cash used in financing activities of continuing operations was $340 million in 2023. The cash outflow in 2023 primarily consisted of $295 million in repurchases of common stock including commission, $26 million share purchases for taxes, net of proceeds, for employee share-based transactions, and $15 million of net payments on short- and long-term borrowings activity related to our debt, including retirement.

Cash used in financing activities of continuing operations was $355 million in 2022, primarily consisting of $266 million in repurchases of common stock including commission, $64 million of net payments on short- and long-term borrowings activity related to our debt, including retirement, and $20 million share purchases for taxes, net of proceeds, for employee share-based transactions.

Discontinued Operations

Cash provided by (used in) operating, investing and financing activities of discontinued operations is summarized as follows:

(In millions)	2023	2022	2021
Operating activities of discontinued operations	$—	$—	$2
Investing activities of discontinued operations	5	76	(4)
Financing activities of discontinued operations	—	—	—

There were no cash flows related to operating activities of discontinued operations in 2023 or 2022. Cash used in operating activities from discontinued operations was $2 million in 2021. The change in operating cash flows of discontinued operations in the comparative periods was primarily driven by the sale of our CompuCom Division on December 31, 2021.

Cash flows provided by investing activities of discontinued operations was $5 million in 2023, compared to cash flows provided by investing activities from discontinued operations of $76 million in 2022. The cash flows in 2023 represent proceeds from the purchaser to settle the cash, debt, and working capital adjustments related to the sale of our CompuCom division. The cash flow in the comparative period reflects proceeds received from the sale of our CompuCom Division, net of cash sold and selling costs, on December 31, 2021. In addition, 2022 includes $10 million of insurance proceeds received related to the malware incident in 2021.

Contractual Obligations

Contractual obligations for future payments at December 30, 2023 primarily relate to operating and finance lease commitments, obligations under our long-term debt, and purchase commitments.

Operating and financing leases represent minimum required lease payments during the noncancelable lease term. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities, and maintenance, which are not included in our estimated lease obligation. Refer to Note 10. “Leases” in Notes to Consolidated Financial Statements for the maturities of our operating and finance lease obligations.

Long-term debt obligations consist primarily of expected payments of principal and interest on our $53 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement and $91 million of revenue bonds and gold debentures at various interest rates. Refer to Note 9. “Debt” in Notes to Consolidated Financial Statements for the maturities of our long-term debt obligations.

Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding on us that meet any of the following criteria: (1) they are non-cancelable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If the obligation is non-cancelable, the entire value of the contract is included as a purchase obligation. If the obligation is cancelable, but we would incur a penalty if cancelled, the dollar amount of the penalty is included as a purchase obligation. If we can unilaterally terminate an agreement simply by providing a certain number of days’ notice or by paying a termination fee, the amount of the termination fee or the amount that would be paid over the “notice period” is included as a purchase obligation. As of December 30, 2023, purchase obligations include marketing services, outsourced accounting services, certain fixed assets and software licenses, service and maintenance contracts for information technology and communication.

Our Consolidated Balance Sheet as of December 30, 2023 includes $123 million classified as Deferred income taxes and other long-term liabilities. Deferred income taxes and other long-term liabilities primarily consist of net long-term deferred income taxes, deferred lease credits, long-term restructuring accruals, certain liabilities under our deferred compensation plans, accruals for uncertain tax positions, and environmental accruals. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Consolidated Financial Statements for a discussion of our restructuring accruals and Note 5. “Income Taxes” in Notes to Consolidated Financial Statements for additional information regarding our deferred tax positions and accruals for uncertain tax positions.

Our Consolidated Balance Sheet as of December 30, 2023 also includes $16 million of current and non-current pension and postretirement obligations. Our estimate is that payments in future years will total $25 million. This estimate represents the minimum contributions required per Internal Revenue Service funding rules and our estimated future payments under pension and postretirement plans. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, healthcare cost trends, benefit payment patterns and other factors. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. Refer to Note 13. “Employee Benefit Plans” in Notes to Consolidated Financial Statements for additional information.

In addition to the above, we have outstanding standby letters of credit totaling $38 million at December 30, 2023.

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

Vendor programs are recognized throughout the year based on judgment and estimates, and amounts due from vendors are generally settled throughout the year based on purchase volumes. The final amounts not already collected from vendors are generally known soon after year-end and are reflected in our results of operations. Substantially all vendor program receivables outstanding at the end of the year are settled within the three months following year-end. We believe that our historical collection rates of these receivables provide a sound basis for our estimates of anticipated vendor payments throughout the year.

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

When performing the annual goodwill impairment test, we may start with an optional qualitative assessment which involves the evaluation of all events and circumstances, including both positive and negative events, in their totality, to determine whether it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we evaluate goodwill for impairment by comparing the fair value of a reporting unit to its carrying value, including the associated goodwill. We estimate the reporting unit’s fair value using discounted cash flow analysis and market-based evaluations, when available. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. We typically use a combination of valuation approaches that are dependent on several significant estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital for each reporting unit. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial statements. In 2023, we recorded a $68 million goodwill impairment charge related to our Varis Division. Refer to Note 8. “Goodwill and Other Intangible Assets” in Notes to Consolidated Financial Statements for additional information.

Other intangible assets primarily include customer relationship values and, trade names and technology, which primarily related to the OfficeMax merger and our acquisitions of regional small office supply businesses. The original valuation of our customer relationship values assumed continuation of attrition rates previously experienced with these businesses and synergy benefits from the transactions. If we experience an unanticipated decline in sales or profitability associated with these customers, the remaining useful life will be reassessed and could result in either acceleration of amortization or impairment.

Accounting for Business Combinations — We include the results of operations of acquired businesses in our consolidated results prospectively from the date of acquisition. Total purchase consideration of acquired businesses may include contingent consideration based on the future results of operations of the acquired businesses. Significant judgments are required to estimate the future results of operations of the acquired businesses and the contingent consideration. Differences between the actual results of operations of the acquired businesses and the original estimate may result in additional contingent consideration liabilities. Changes in fair value of the contingent consideration may result in additional transaction related expenses. We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. We use various valuation methodologies to estimate the fair value of assets acquired and liabilities assumed, including using a market participant perspective when applying cost, income and relief from royalty analyses, supplemented with market appraisals where appropriate. Significant judgments and estimates are required in preparing these fair value estimates. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and us and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

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

The impact on cash and cash equivalents held at December 30, 2023, from a hypothetical 50-basis-point change in interest rates, would be an increase or decrease in interest income of approximately $2 million. The impact on our New Facilities loans at December 30, 2023, from a hypothetical 50-basis-point change in interest rates, would be an increase or decrease in interest expense of less than $1 million.

The following table provides information about our debt portfolio outstanding as of December 30, 2023, that is sensitive to changes in interest rates. The following table does not include our obligations for pension plans and other postretirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. Refer to Note 13. “Employee Benefit Plans” in Notes to Consolidated Financial Statements for additional information about our pension plans and other postretirement benefits obligations.

	2023			2022
(In millions)	Carrying Amount	Fair Value	Risk Sensitivity	Carrying Amount	Fair Value	Risk Sensitivity
Financial liabilities:
Recourse debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	$53	$53	$—	$57	$57	$—
Revenue bonds, due in varying amounts periodically through 2029	$75	$76	$2	$75	$76	$2
American & Foreign Power Company, Inc. 5% debentures, due 2030	$16	$14	$—	$15	$14	$—

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50-basis-point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50-basis-point change in interest rates prevailing at year-end.

Foreign Exchange Rate Risk

We conduct business through our entities in Canada and China, where their functional currency is not the U.S. dollar. We continue to assess our exposure to foreign currency fluctuations against the U.S. dollar. As of December 30, 2023, a 10% change in the applicable foreign exchange rates would have resulted in an increase or decrease in our pretax earnings from continuing operations of less than $2 million.

Commodities Risk

We operate a large network of stores and distribution centers. As such, we purchase fuel needed to transport products to our retail stores and customers as well as pay shipping costs to import products from overseas. We are exposed to potential changes in the underlying commodity costs associated with this transport activity.

We may enter into economic hedge transactions for a portion of our anticipated fuel consumption. These arrangements are marked to market at each reporting period. Some of these arrangements may not be designated as hedges for accounting purposes and changes in value are recognized in current earnings through the Cost of goods sold and occupancy costs line in the Consolidated Statements of Operations. Those that are designated as hedges for accounting purposes are also marked to market at each reporting period, with the change in value deferred in accumulated other comprehensive income until the related fuel is consumed. Currently, these economic hedging transactions are not considered material. As of December 30, 2023, excluding the impact of any hedge transaction, a 10% change in domestic commodity costs would have resulted in an increase or decrease in our operating profit of approximately $4 million.

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

CONTROLS AND PROCEDURES

MANAGEMENT’S DISCLOSURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the possible controls and procedures. Each reporting period, we carry out an evaluation, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that, as of December 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for ODP as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 30, 2023.

Our internal control over financial reporting as of December 30, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report provided below.

OTHER INFORMATION

RULE 10B5-1 TRADING PLANS

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The ODP Corporation

Boca Raton, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The ODP Corporation and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended December 30, 2023, of the Company and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.

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

February 28, 2024

REFERENCE TO THE PROXY STATEMENT

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers is set forth under the caption “Information About Our Executive Officers” within Who Manages Our Business of this Annual Report.

Information required by this item with respect to our directors and the nomination process will be contained under the headings “Election of Directors” and “Corporate Governance,” respectively, in the proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) within 120 days after the end of our fiscal year, which information is incorporated by reference in this Annual Report.

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

The information required by this item with respect to compensation policies and practices as they relate to the Company’s risk management will be contained in the Proxy Statement under the heading “Corporate Governance” under the subheadings “Board Oversight of Risk,” “Role of the Board Committees in Risk Oversight,” and “Compensation Programs Risk Assessment” and is incorporated by reference in this Annual Report.

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

3.1	Amended and Restated Certificate of Incorporation of The ODP Corporation (Incorporated by reference from Exhibit 3.1 of The ODP Corporation’s Form 8-K12B, filed with the SEC on July 1, 2020).

3.2	Amended and Restated Bylaws of The ODP Corporation (Incorporated by reference from Exhibit 3.2 of The ODP Corporation’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of The ODP Corporation (Incorporated by reference from Exhibit 3.3 of The ODP Corporation’s Form 8-K12B, filed with the SEC on July 1, 2020).

4.1	Specimen Common Stock Certificate of The ODP Corporation (Incorporated by reference from Exhibit 4.2 of The ODP Corporation’s Current Report on Form 8-K, filed with the SEC on July 1, 2020).

4.2	Description of The ODP Corporation’s Securities (Incorporated by reference from Exhibit 4.2 of The ODP Corporation’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

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

10.30

Securities Purchase Agreement with Lincoln Merger Sub Two LLC, CompuCom Super Holdings LLC, and Project Heritage Acquisition, LLC, dated December 31, 2021 (Incorporated by reference from Exhibit 10.30 of The ODP Corporation’s Annual Report on Form 10-K, filed with the SEC on February 23, 2022).*

10.31

Stock Purchase Agreement, dated as of March 13, 2023, by and between HG Vora Special Opportunities Master Fund, Ltd. and The ODP Corporation (Incorporated by reference from Exhibit 10.1 of the ODP Corporation’s Current Report on Form 8-K, filed with the SEC on March 13, 2023).

10.32

Second Amendment, dated as of March 31, 2023, among the ODP Corporation, ODP Investment, LLC, Office Depot, LLC, Grand & Toy Limited/Grand & Toy Limiteé, as Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the other lenders referred to therein (Incorporated by reference from Exhibit 10.1 of The ODP Corporation’s Current Report on Form 8-K, filed with the SEC on April 6, 2023).

10.33	Varis, Inc. Equity Incentive Plan Option Award Agreement (Incorporated by reference from Exhibit 10.01 of The ODP Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2023).*

21	List of The ODP Corporation’s Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for the Recovery of Erroneously Awarded Incentive Based Compensation.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February 2024.

THE ODP CORPORATION

By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 28, 2024.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The ODP Corporation

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The ODP Corporation and subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three fiscal years in the period ended December 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill — Refer to Notes 1 and 8 to the financial statements

Critical Audit Matter Description

The Company evaluates goodwill for impairment at least annually at the reporting unit level, or more often if an indicator of impairment is present, by comparing allocated carrying value of goodwill to the estimated fair value of the respective reporting unit or through a qualitative assessment to determine whether it is not more likely than not that the fair value of the reporting units are less than their respective carrying amounts. The determination of fair value of the reporting units, or events and conditions affecting fair value in the case of a qualitative analysis, require management to make significant estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital for each reporting unit. An adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the financial statements.

As of November 26, 2023, the Company performed its annual impairment assessment, which included a quantitative assessment for the Varis reporting unit. Based upon these tests, it was concluded that the carrying amount of the Varis reporting unit exceeded its fair value, resulting in a full impairment of the goodwill balance allocated to the Varis reporting unit. The total consolidated goodwill balance as of December 30, 2023, was $403 million, net of impairment charges of $68 million associated with the Varis reporting unit.

We identified the goodwill balance related to the Varis reporting unit as a critical audit matter. Given the significant judgments made by management to estimate the fair value of the Varis reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

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

February 28, 2024

We have served as the Company's auditor since 1990.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	2023	2022	2021
Sales	$7,831	$8,491	$8,465
Cost of goods sold and occupancy costs	6,065	6,643	6,602
Gross profit	1,766	1,848	1,863
Selling, general and administrative expenses	1,476	1,552	1,558
Asset impairments	85	14	20
Merger, restructuring and other operating expenses, net	4	39	51
Operating income	201	243	234
Other income (expense):
Interest income	10	5	1
Interest expense	(20)	(16)	(28)
Other income, net	9	10	24
Income from continuing operations before income taxes	200	242	231
Income tax expense	61	64	44
Net income from continuing operations	139	178	187
Discontinued operations, net of tax	—	(12)	(395)
Net income (loss)	$139	$166	$(208)
Basic earnings (loss) per share
Continuing operations	$3.61	$3.73	$3.54
Discontinued operations	—	(0.25)	(7.47)
Net basic earnings (loss) per share	$3.61	$3.48	$(3.93)
Diluted earnings (loss) per share
Continuing operations	$3.50	$3.61	$3.42
Discontinued operations	—	(0.24)	(7.21)
Net diluted earnings (loss) per share	$3.50	$3.37	$(3.79)

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	2023	2022	2021
Net income (loss)	$139	$166	$(208)
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	8	(12)	—
Change in deferred pension, net of $2 million, $(3) million and $6 million of deferred income taxes in 2023, 2022 and 2021, respectively	(45)	(59)	26
Total other comprehensive income (loss), net of tax, where applicable	(37)	(71)	26
Comprehensive income (loss)	$102	$95	$(182)

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	December 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$392	$403
Receivables, net	487	536
Inventories	765	828
Prepaid expenses and other current assets	28	36
Current assets held for sale	6	107
Total current assets	1,678	1,910
Property and equipment, net	359	352
Operating lease right-of-use assets	983	874
Goodwill	403	464
Other intangible assets, net	45	46
Deferred income taxes	140	182
Other assets	278	321
Total assets	$3,886	$4,149
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$755	$821
Accrued expenses and other current liabilities	923	1,005
Income taxes payable	6	17
Short-term borrowings and current maturities of long-term debt	9	16
Total current liabilities	1,693	1,859
Deferred income taxes and other long-term liabilities	123	122
Pension and postretirement obligations, net	15	16
Long-term debt, net of current maturities	165	172
Operating lease liabilities, net of current portion	789	693
Total liabilities	2,785	2,862
Contingencies (Note 15)
Stockholders’ equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 66,700,292 at December 30, 2023 and 65,636,015 at December 31, 2022; outstanding shares — 36,959,377 at December 30, 2023 and 42,213,046 at December 31, 2022	1	1
Additional paid-in capital	2,752	2,742
Accumulated other comprehensive loss	(114)	(77)
Accumulated deficit	(312)	(451)
Treasury stock, at cost — 29,740,915 shares at December 30, 2023 and 23,422,969 shares at December 31, 2022	(1,226)	(928)
Total stockholders’ equity	1,101	1,287
Total liabilities and stockholders’ equity	$3,886	$4,149

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$139	$166	$(208)
Loss from discontinued operations, net of tax	—	(12)	(395)
Net income (loss) from continuing operations	139	178	187
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115	131	146
Amortization of debt discount and issuance costs	2	2	2
Charges for losses on receivables and inventories	28	19	22
Asset impairments	85	14	20
Gain on disposition of assets, net	(4)	(4)	(5)
Compensation expense for share-based payments	36	40	38
Deferred income taxes and deferred tax asset valuation allowances	40	40	(6)
Changes in assets and liabilities:
Decrease (increase) in receivables	41	(42)	(61)
Decrease in inventories	47	13	35
Net decrease in prepaid expenses, operating lease right-of-use assets, and other assets	277	282	281
Net increase in trade accounts payable, accrued expenses, operating lease liabilities, and other current and other long-term liabilities	(474)	(436)	(312)
Other operating activities	(1)	—	(3)
Total adjustments	192	59	157
Net cash provided by operating activities of continuing operations	331	237	344
Net cash provided by operating activities of discontinued operations	—	—	2
Net cash provided by operating activities	331	237	346
Cash flows from investing activities:
Capital expenditures	(105)	(99)	(73)
Businesses acquired, net of cash acquired	(16)	—	(29)
Proceeds from disposition of assets	109	8	5
Settlement of company-owned life insurance policies	5	5	22
Net cash used in investing activities of continuing operations	(7)	(86)	(75)
Net cash provided by (used in) investing activities of discontinued operations	5	76	(4)
Net cash used in investing activities	(2)	(10)	(79)
Cash flows from financing activities:
Net payments on long and short-term borrowings	(15)	(21)	(25)
Debt retirement	(204)	(43)	(100)
Debt issuance	200	—	—
Share purchases for taxes, net of proceeds from employee share-based transactions	(26)	(20)	(26)
Repurchase of common stock for treasury and advance payment for accelerated share repurchase	(295)	(266)	(307)
Other financing activities	—	(5)	(1)
Net cash used in financing activities of continuing operations	(340)	(355)	(459)
Net cash used in financing activities of discontinued operations	—	—	—
Net cash used in financing activities	(340)	(355)	(459)
Effect of exchange rate changes on cash and cash equivalents	2	(5)	—
Net decrease in cash, cash equivalents and restricted cash	(9)	(133)	(192)
Cash, cash equivalents and restricted cash at beginning of period	404	537	729
Cash, cash equivalents and restricted cash at end of period	395	404	537
Less: cash and cash equivalents of discontinued operations	—	—	(23)
Cash, cash equivalents and restricted cash at end of period — continuing operations	$395	$404	$514
Supplemental information on operating, investing, and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$375	$228	$127
Promissory note receivable obtained from disposition of discontinued operations	59	55	—
Cash taxes paid, net	35	17	43
Earn-out receivable obtained from disposition of discontinued operations	9	9	—
Right-of-use assets obtained in exchange for new finance lease liabilities	7	4	3
Cash interest paid, net of amounts capitalized and non-recourse debt	16	16	25
Other current and noncurrent receivables obtained from disposition of discontinued operations	—	9	—
Transfer from additional paid-in capital to treasury stock for final settlement of the accelerated share repurchase agreement	—	29	—
Business acquired in exchange for common stock issuance	—	—	35

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 26, 2020	62,551,255	$1	$2,675	$(32)	$(409)	$(355)	$1,880
Net loss	—	—	—	—	(208)	—	(208)
Other comprehensive income	—	—	—	26	—	—	26
Exercise and release of incentive stock (including income tax benefits and withholding)	1,326,226	—	(26)	—	—	—	(26)
Amortization of long-term incentive stock grants	—	—	38	—	—	—	38
Repurchase of common stock and advance payment for accelerated share repurchase	—	—	(30)	—	—	(277)	(307)
Common stock issuance related to the BuyerQuest acquisition	827,498	—	35	—	—	—	35
Balance at December 25, 2021	64,704,979	1	2,692	(6)	(617)	(632)	1,438
Net income	—	—	—	—	166	—	166
Other comprehensive loss	—	—	—	(71)	—	—	(71)
Exercise and release of incentive stock (including income tax benefits and withholding)	931,036	—	(20)	—	—	—	(20)
Amortization of long-term incentive stock grants	—	—	40	—	—	—	40
Final settlement of the accelerated share repurchase agreement	—	—	29	—	—	(29)	—
Repurchase of common stock	—	—	—	—	—	(266)	(266)
Other	—	—	1	—	—	(1)	—
Balance at December 31, 2022	65,636,015	1	2,742	(77)	(451)	(928)	1,287
Net income	—	—	—	—	139	—	139
Other comprehensive loss	—	—	—	(37)	—	—	(37)
Exercise and release of incentive stock (including income tax benefits and withholding)	1,064,277	—	(26)	—	—	—	(26)
Amortization of long-term incentive stock grants	—	—	36	—	—	—	36
Repurchase of common stock	—	—	—	—	—	(298)	(298)
Balance at December 30, 2023	66,700,292	$1	$2,752	$(114)	$(312)	$(1,226)	$1,101

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

The Company has four reportable segments (or “Divisions”): ODP Business Solutions Division, Office Depot Division, Veyer Division, and Varis Division. Refer to Note 4 for additional information.

The Company’s CompuCom Division was sold through a single disposal group on December 31, 2021. Accordingly, that business is presented as discontinued operations. Refer to Note 16 for additional information.

As a result of the CompuCom Division’s presentation as discontinued operations, the Company’s level of service revenue is below 10% of the Company’s total revenue for all periods presented, and accordingly, revenues and cost of sales from services and products are not separately disclosed in the Company’s Consolidated Statements of Operations. Prior period amounts have been reclassified to conform to the current period presentation.

Fiscal Year: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Fiscal year 2023 had 52 weeks and ended on December 30, 2023. Fiscal year 2022 had 53 weeks and ended on December 31, 2022. Fiscal year 2021 had 52 weeks and ended on December 25, 2021. Certain subsidiaries operate on a calendar year basis; however, the reporting difference did not have a material impact in any period presented.

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

Business Combinations: The Company applies the acquisition method of accounting for acquisitions where the Company is considered the accounting acquirer in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). The results of operations of acquired businesses are included in the Company’s consolidated results prospectively from the date of acquisition. The Company allocates the fair value of purchase consideration to the tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. Various valuation methodologies are used to estimate the fair value of assets acquired and liabilities assumed, including using a market participant perspective when applying cost, income and relief from royalty analyses, supplemented with market appraisals where appropriate. Significant judgments and estimates are required in preparing these fair value estimates. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and the Company and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combinations and are expensed as incurred. Refer to Note 2 for additional information.

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

THE ODP CORPORATION

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

Amounts not yet presented for payment to zero balance disbursement accounts of $13 million and $16 million at December 30, 2023 and December 31, 2022, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

At December 30, 2023 and December 31, 2022, cash and cash equivalents held outside the United States amounted to $106 million and $113 million, respectively.

Restricted cash consists primarily of cash in bank committed to fund UK pension obligations based on the agreements that govern the UK pension plan. Restricted cash is valued at cost, which approximates fair value. Restricted cash was $3 million and $1 million at December 30, 2023 and December 31, 2022, respectively.

Receivables: Trade receivables totaled $369 million and $412 million at December 30, 2023 and December 31, 2022, respectively, net of an allowance for doubtful accounts of $12 million and $8 million, respectively, to reduce receivables to an amount expected to be collectible from customers.

Exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the United States or internationally. No single customer accounted for more than 10% of total sales or receivables in 2023, 2022 or 2021. Other receivables were $119 million and $123 million at December 30, 2023 and December 31, 2022, respectively, of which $77 million and $82 million, respectively, are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs.

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

Income Taxes: Income taxes are accounted for under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities attributable to differences between the carrying amounts and the tax bases of assets and liabilities and operating loss and tax credit carryforwards. Valuation allowances are recorded to reduce deferred tax assets to the amount believed to be more likely than not to be realized. The Company recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination. Interest related to income tax exposures is included in interest expense in the Consolidated Statements of Operations. Refer to Note 5 for additional information on income taxes.

Property and Equipment: Property and equipment additions are recorded at cost. Depreciation and amortization is recognized over the estimated useful lives using the straight-line method. The useful lives of depreciable assets are estimated to be 15-30 years for buildings and three to ten years for furniture, fixtures and equipment. Computer software is amortized over three years for common office applications, five years for larger business applications and seven years for certain enterprise-wide systems. Leasehold improvements are amortized over the shorter of the estimated economic lives of the improvements or the terms of the underlying leases, including renewal options considered reasonably assured. The Company capitalizes certain costs related to internal use software that is expected to benefit future periods. These costs are amortized using the straight-line method over the three to seven year expected life of the software. Major repairs that extend the useful lives of assets are capitalized and amortized over the estimated use period. Routine maintenance costs are expensed as incurred. Refer to Note 7 for additional information on property and equipment.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Refer to Note 8 for additional information on goodwill and other intangible assets.

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

Facility Closure and Severance Costs: Retail store performance is regularly reviewed against expectations and retail stores not meeting performance requirements may be closed. Retail stores are also closed as part of restructuring activities which aim to optimize the Company’s retail footprint. Refer to Note 3 for additional information on the restructuring programs and associated store closures. Costs associated with facility closures, principally accrued variable lease and restoration costs, are recognized when the facility is no longer used in an operating capacity or when a liability has been incurred. Retail store assets, including operating lease right-of-use (“ROU”) assets, are also reviewed for possible impairment, or reduction of estimated useful lives.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued Expenses and Other Current Liabilities: The major components of Accrued expenses and other current liabilities in the Consolidated Balance Sheets are tax liabilities, payroll and benefit accruals, customer rebates accruals, inventory receipts accruals and current portion of operating lease liabilities. Accrued payroll and benefits were $125 million and $158 million at December 30, 2023 and December 31, 2022, respectively.

Vendor Financing Programs: The Company maintains financing agreements with third-party financial institutions through which its vendors, at their sole discretion, may elect to sell their receivables due from the Company to the third-party financial institutions at terms negotiated amongst them. The Company’s obligations to its vendors, including amounts due and scheduled payment terms, are not impacted. The Company does not pledge any assets or provide any guarantees to any third party in connection with these financing arrangements. The outstanding amounts due to the third-party financial institutions related to vendors participating in these financing arrangements were not significant, and were mainly included within Accounts payable in the Consolidated Balance Sheet as of December 30, 2023.

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

Revenue Recognition: Revenue includes the sale of:


Supplies such as paper, writing instruments, office supplies, cleaning and breakroom items, personal protective equipment, and product subscriptions;

Technology related products such as toner and ink, printers, computers, tablets and accessories, electronic storage, and sales of third-party software, as well as technology support services offerings provided in the Company’s retail stores, such as installation and repair;

Furniture and other products such as desks, seating, luggage, gift cards and warranties, as well as supply chain services and e-procurement platform offerings; and

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts in 2023, 2022 and 2021.

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

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and deferred revenue is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of December 30, 2023 and December 31, 2022, the Company had $6 million and $15 million, respectively, of deferred revenue related to the loyalty program, which is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company recognizes revenue in certain circumstances before product delivery occurs (commonly referred to as bill-and-hold transactions). Revenue from bill-and-hold transactions is recognized when all specific requirements for transfer of control under a bill-and-hold arrangement have been met which include, among other things, a request from the customer that the product be held for future scheduled delivery. For these bill-and-hold arrangements, the associated product inventory is identified separately as belonging to the customer and is ready for physical transfer. Bill-and-hold arrangements were immaterial in 2023.

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

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to deferred contract acquisition costs (refer to the section “Costs to Obtain a Contract” below) and if applicable, the Company’s conditional right to consideration for completed performance under a contract. The short- and long-term components of contract assets in the table below are included in Prepaid expenses and other current assets, and Other assets, respectively, in the Consolidated Balance Sheets. Contract liabilities include payments received in advance of performance under the contract, which are recognized as revenue when the performance obligation is completed under the contract, as well as accrued contract acquisition costs, liabilities related to the Company’s loyalty program and gift cards. The short-term components of contract liabilities in the table below are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	December 30,	December 31,
(In millions)	2023	2022
Trade receivables, net	$369	$412
Short-term contract assets	4	8
Long-term contract assets	1	2
Short-term contract liabilities	32	41
Long-term contract liabilities	—	—

In 2023 and 2022, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $26 million and $27 million in 2023 and 2022, respectively, which were included in the short-term contract liability balance at the beginning of the period. There were no contract assets and liabilities that were recognized in 2023 or 2022 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of the period that transferred to receivables in 2023 and 2022.

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

Costs to Obtain a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be capitalized. These costs are periodically reviewed for impairment and are amortized on a straight-line basis over the expected period of benefit. As of December 30, 2023 and December 31, 2022, short-term contract assets and long-term contract assets in the table above represent capitalized acquisition costs. In 2023, 2022 and 2021, amortization expense was $13 million, $20 million and $24 million, respectively. The Company had no asset impairment charges related to contract assets in the periods presented herein.

Cost of Goods Sold and Occupancy Costs: Cost of goods sold and occupancy costs include:


inventory costs (as discussed above);

outbound freight;

employee and non-employee receiving, distribution, and occupancy costs (rent), including depreciation, real estate taxes and common area costs, of inventory-holding and selling locations; and

identifiable employee-related costs associated with services provided to customers.

Selling, General and Administrative Expenses: Selling, general and administrative expenses include amounts incurred related to expenses of operating and support functions, including:


employee payroll and benefits, including variable pay arrangements;

advertising;

store and field support;

executive management and various staff functions, such as information technology, human resources functions, finance, legal, internal audit, and certain merchandising and product development functions;

other operating costs incurred relating to selling activities; and

closed defined benefit pension and postretirement plans.

Selling, general and administrative expenses are included in the determination of Division operating income to the extent those costs are considered to be directly or closely related to segment activity and through allocation of support costs.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Advertising: Advertising expenses are charged to Selling, general and administrative expenses when incurred. Advertising expenses recognized were $128 million in 2023, $130 million in 2022 and $139 million in 2021. Prepaid advertising expenses were $2 million as of December 30, 2023 and $3 million as of December 31, 2022.

Share-Based Compensation: Compensation expense for all share-based awards expected to vest is measured at fair value on the date of grant and recognized on a straight-line basis over the related service period. The fair value of restricted stock and restricted stock units, including performance-based awards, is determined based on the Company’s stock price on the date of grant. The fair value of stock options is determined using the Black-Scholes option pricing model on the date of grant. Share-based awards with market conditions, such as total shareholder return, are valued using a Monte Carlo simulation as measured on the grant date. Share-based awards that are settled in cash are classified as liabilities and are measured to fair value at each reporting date.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As the rate implicit in the lease is not readily determinable for any of the leases, the Company has utilized its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The determination of the appropriate incremental borrowing rate requires management to use significant estimates and assumptions as to its credit rating, base rates and credit spread, and other management assumptions for the impact of collateral. The operating lease ROU asset also includes any lease payments made prior to commencement and excludes lease incentives and initial direct costs incurred. Certain leases include one or more options to renew, with renewal terms that can extend the lease from five to 25 years or more, which is generally at the Company’s discretion. Any option or renewal periods management were reasonably certain of being exercised are included in the lease term and are used in calculating the operating lease ROU assets and lease liabilities. In addition, some of the Company’s leases contain escalation clauses. The Company recognizes rental expense for operating leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease.

The Company has lease agreements with lease and non-lease components, for which it has made an accounting policy election to account for these as a single lease component.

NEW ACCOUNTING STANDARDS

Standards that are not yet adopted:

Segment Reporting: In November 2023, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that modified the disclosure requirements for all public entities that are required to report segment information. The update will change the reporting of segments by adding significant segment expenses, other segment items, title and position of chief operating decision maker and how they use the reported measures to make decisions. The update also requires all annual disclosures about reportable segment’s profit or loss and assets in interim periods. This accounting update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will have a material impact on its Consolidated Financial Statements.

Income Taxes: In December 2023, the FASB issued an accounting standard update that enhances the transparency and decision usefulness of income tax disclosures by adding effects from state and local taxes, foreign tax, changes in tax laws or rates in current period, cross-border tax laws, tax credits, valuation allowances, nontaxable and nondeductible items, and unrecognized tax benefits. This update will also require separate disclosure for any reconciling items. This accounting update is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will have a material impact on its Consolidated Financial Statements.

NOTE 2. ACQUISITIONS

Since 2017, the Company has been acquiring profitable regional office supply distribution businesses to expand its reach and distribution network into geographic areas that were previously underserved. In 2023, the Company acquired two small independent regional office supply distribution businesses in the U.S. Of these two acquisitions, one was completed in the first quarter of 2023 and the other was completed in the fourth quarter of 2023. The Company’s strategy has been to acquire businesses with purchase prices ranging from $5 million to $15 million, which are individually insignificant to the Company. The businesses acquired were consistent with acquisitions of similar sized businesses in the past and the acquisitions were primarily funded with cash on hand.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquisitions were treated as a purchase in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transactions including goodwill and other intangible assets. The Company has performed a preliminary purchase price allocation of the aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transactions. The preliminary purchase price allocation for the acquired office supply distribution businesses include $7 million of goodwill. An immaterial amount of the aggregate purchase price was allocated to working capital accounts, and $4 million was allocated to a customer relationship intangible. These assets and liabilities are included in the Consolidated Balance Sheet as of December 30, 2023. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the dates of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of the acquired businesses are combined with the Company’s operating results subsequent to their purchase dates and are included in the ODP Business Solutions Division, as described in Note 4. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired businesses are not material to the Company.

Under the business combinations accounting guidance, merger and integration costs are not included as components of consideration transferred. Instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger, restructuring and other operating expenses, net line in the Consolidated Statements of Operations. Refer to Note 3 for additional information about the merger, restructuring and other operating expenses incurred in 2023.

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

(In millions)	2023	2022	2021
Merger and transaction related expenses
Transaction and integration	$—	$(7)	$—
Facility closure, contract termination and other expenses, net	—	—	—
Total Merger and transaction related expenses	—	(7)	—
Restructuring expenses
Severance	1	(13)	(2)
Professional fees	—	—	1
Facility closure, contract termination, and other expenses, net	3	5	15
Total Restructuring expenses, net	4	(8)	14
Other operating expenses
Professional fees	—	54	37
Total Other operating expenses	—	54	37
Total Merger, restructuring and other operating expenses, net	$4	$39	$51

MERGER AND TRANSACTION RELATED EXPENSES

Transaction and integration expenses include legal, accounting, and other third-party expenses incurred in connection with acquisitions. In 2023, the Company recognized transactions and integration expenses of less than $1 million related to the acquisition of the two small independent regional office supply distribution businesses in the U.S. In 2022, the Company recognized $7 million income related to earn-out adjustment on the acquisition of BuyerQuest Holdings, Inc. The Company did not incur any additional transaction and integration expenses in 2022. The Company also did not incur any merger and transaction related expenses in 2021.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RESTRUCTURING EXPENSES

Maximize B2B Restructuring Plan

In May 2020, the Company’s Board of Directors approved a restructuring plan to re-align the Company’s operational focus to support its “business-to-business” solutions and IT services business units and improve costs (“Maximize B2B Restructuring Plan”). Implementation of the Maximize B2B Restructuring Plan was expected to be substantially completed by the end of 2023. In December 2022, the Company’s Board of Directors approved to extend the program through the end of 2024. The Maximize B2B Restructuring Plan aims to generate savings through optimizing the Company’s retail footprint, removing costs that directly support the Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of the Company’s business-to-business platform.

The Company closed 60 retail stores under the Maximize B2B Restructuring Plan in 2023. The Company had closed 237 retail stores and two distribution facilities in 2022, 2021 and 2020 under the Maximize B2B Restructuring Plan. It is anticipated that additional retail stores will be closed in 2024. However, it is generally understood that closures will approximate the store’s lease termination date.

In 2023, the Company had $4 million of restructuring costs associated with the Maximize B2B Restructuring Plan, which primarily related to $5 million of store closure and severance expenses, partially offset by $1 million of gain from sale of store assets. In 2023, the Company made cash payments of $9 million associated with expenditures for the Maximize B2B Restructuring Plan. Since its inception in 2020, the Company incurred $85 million in restructuring expenses to implement the Maximize B2B Restructuring Plan through 2023 for its continuing operations, of which $70 million were cash expenditures. Total estimated restructuring costs related to the Maximize B2B Restructuring Plan are expected to be up to $95 million.

OTHER OPERATING EXPENSES

Other operating expenses represent costs incurred that are incremental to those related to running the Company’s core operations, which are presented within Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company did not incur any other operating expenses in 2023. In 2022, the Company had incurred $33 million in third-party professional fees associated with the previously planned separation of its consumer business, which was all incurred in the first half of 2022. Also, the Company incurred $21 million in third-party professional fees in connection with the re-alignment of its operations into four Divisions.

Other operating expenses in 2021 included $32 million in third-party professional fees associated with the previously planned separation activities and $5 million in third-party professional fees incurred related to the evaluation of USR Parent, Inc.’s proposals received during the first half of 2021.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MERGER AND RESTRUCTURING ACCRUALS

The activity in the merger and restructuring accruals in 2023 and 2022 is presented in the table below. Certain merger and restructuring charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

(In millions)	Beginning Balance	Charges Incurred	Cash Payments	Ending Balance
2023
Termination benefits:
Maximize B2B Restructuring Plan	$5	$—	$(3)	$2
Lease and contract obligations, accruals for facilities closures and other costs:
Maximize B2B Restructuring Plan	4	5	(6)	3
Comprehensive Business Review	1	—	—	1
Previously planned separation of consumer business and re-alignment	2	—	(2)	—
Total	$12	$5	$(11)	$6
2022
Termination benefits:
Maximize B2B Restructuring Plan	$19	$(13)	$(1)	$5
Lease and contract obligations, accruals for facilities closures and other costs:
Maximize B2B Restructuring Plan	6	5	(7)	4
Comprehensive Business Review	1	—	—	1
Previously planned separation of consumer business and re-alignment	2	52	(52)	2
Total	$28	$44	$(60)	$12

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Consolidated Balance Sheets.

NOTE 4. SEGMENT INFORMATION

At December 30, 2023, the Company had four reportable segments:

ODP Business Solutions Division – The Company’s leading B2B distribution solutions provider serving small, medium and enterprise level companies, including those in the public and education sectors. This segment operates in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. The ODP Business Solutions Division sells nationally branded, as well as the Company’s private branded, office supply and adjacency products and services to customers, who are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites. Adjacency products and services include cleaning, janitorial, and breakroom supplies, office furniture, technology products, and copy and print services. This segment also includes our Federation entities, which are over 20 regional office supply distribution businesses acquired by the Company as part of its transformation to expand its reach and distribution network into geographic areas that were previously underserved, and which continue to operate under their own brand names. The acquisition of these businesses has allowed for an effective means to expand our distribution reach, target new business customers and grow our offerings beyond traditional office supplies.

Office Depot Division – The Company’s leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 916 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). The Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offering business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are facilitated through the Company’s regional print production centers.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following is a summary of sales and operating income (loss) by each of the Divisions, reconciled to consolidated totals:

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Varis Division	Eliminations	Total
2023
Sales (external)	$3,904	$3,884	$35	$8	$-	$7,831
Sales (internal)	13	34	5,253	-	(5,300)	—
Total sales	$3,917	$3,918	$5,288	$8	$(5,300)	$7,831
Division operating income (loss)	$174	$230	$34	$(63)	$-	$375

2022
Sales (external)	$4,005	$4,451	$28	$7	$-	$8,491
Sales (internal)	19	36	5,855	-	(5,910)	-
Total sales	$4,024	$4,487	$5,883	$7	$(5,910)	$8,491
Division operating income (loss)	$140	$285	$28	$(66)	$-	$387

2021
Sales (external)	$3,602	$4,830	$28	$5	$-	$8,465
Sales (internal)	24	34	5,963	-	(6,021)	-
Total sales	$3,626	$4,864	$5,991	$5	$(6,021)	$8,465
Division operating income (loss)	$72	$325	$30	$(34)	$-	$393

A reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

(In millions)	2023	2022	2021
Division operating income	$375	$387	$393
Add/(subtract):
Asset impairments	(85)	(14)	(20)
Merger, restructuring and other operating expenses, net	(4)	(39)	(51)
Unallocated expenses	(85)	(91)	(88)
Interest income	10	5	1
Interest expense	(20)	(16)	(28)
Other income, net	9	10	24
Income from continuing operations before income taxes	$200	$242	$231

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information about disaggregated sales by major categories:

(In millions)	2023	2022	2021
Major sales categories
Supplies	$3,899	$4,144	$3,815
Technology	2,178	2,461	2,758
Furniture and other	1,103	1,255	1,302
Copy and print	651	631	590
Total	$7,831	$8,491	$8,465

The following table provides information about other significant balances by each of the Divisions, reconciled to consolidated totals:

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Varis Division	Corporate and Discontinued Operations*	Consolidated Total
2023
Capital expenditures	$10	$20	$21	$24	$30	$105
Depreciation and amortization	17	43	35	17	3	115
Assets	768	1,556	1,076	60	426	3,886

2022
Capital expenditures	5	14	20	44	16	99
Depreciation and amortization	21	56	37	13	4	131
Assets	749	1,553	993	130	724	4,149

2021
Capital expenditures	5	15	22	14	17	73
Depreciation and amortization	24	67	40	4	11	146

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. INCOME TAXES

The components of income from continuing operations before income taxes consisted of the following:

(In millions)	2023	2022	2021
United States	$176	$226	$173
Foreign	24	16	58
Total income from continuing operations before income taxes	$200	$242	$231

The income tax expense related to income from continuing operations consisted of the following:

(In millions)	2023	2022	2021
Current:
Federal	$11	$26	$14
State	(3)	(4)	8
Foreign	10	7	5
Deferred:
Federal	34	27	13
State	7	10	2
Foreign	2	(2)	2
Total income tax expense	$61	$64	$44

The following is a reconciliation of income taxes at the U.S. Federal statutory rate to the provision for income taxes:

(In millions)	2023	2022	2021
Federal tax computed at the statutory rate	$42	$51	$48
State taxes, net of federal benefit	12	11	10
Foreign income taxed at rates other than federal	3	2	(5)
Decrease in valuation allowance	—	—	(3)
Non-deductible goodwill impairments	14	—	—
Other non-deductible expenses and settlements	4	4	5
FIN 48 adjustments	4	(2)	—
Non-taxable income and additional deductible expenses	(2)	(1)	(3)
Impact of stock compensation windfall	(5)	(3)	(6)
State NOL expirations (additions)	(1)	2	—
Tax credits	(12)	—	—
Reduction of capital loss carryback	3	—	—
Other items, net	(1)	—	(2)
Income tax expense	$61	$64	$44

During 2023 and 2022, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to limited international operations and improved operating results. The Company’s effective tax rates were 31%, 26% and 19% in 2023, 2022 and 2021, respectively. In 2023, the Company’s effective tax rate was primarily impacted by the goodwill impairment in the Company’s Varis Division, the recognition of a tax windfall associated with stock-based compensation awards, recognition of 2022 and 2023 Research and Development tax credits, and certain nondeductible items. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate of 31% for 2023 to differ from the statutory rate of 21%. The Company’s effective tax rate for prior periods has varied considerably primarily due to stock-based compensation awards, recognition of tax benefits due to state taxes, recognition of tax benefits due to an agreement reached with the IRS related to a prior tax position, certain nondeductible items and the mix of income and losses across U.S. and non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company operates in several foreign jurisdictions with income tax rates that differ from the U.S. Federal statutory rate, which resulted in an expense for 2023 presented in the effective tax rate reconciliation. Significant foreign tax jurisdictions for which the Company realized such expense are Canada and Puerto Rico.

The components of deferred income tax assets and liabilities consisted of the following:

	December 30,	December 31,
(In millions)	2023	2022
U.S. and foreign loss carryforwards	$272	$277
Operating lease right-of-use assets	259	262
Pension and other accrued compensation	19	35
Accruals for facility closings	1	2
Inventory	10	10
Self-insurance accruals	12	13
Deferred revenue	7	9
U.S. and foreign income tax credit carryforwards	6	38
Allowance for bad debts	5	4
Accrued expenses	13	14
Basis difference in fixed assets	44	43
Internally developed software	—	1
Gross deferred tax assets	648	708
Valuation allowance	(244)	(266)
Deferred tax assets	404	442
Internally developed software	2	—
Operating lease liabilities	243	244
Intangibles	16	12
Undistributed foreign earnings	7	5
Deferred tax liabilities	268	261
Net deferred tax assets	$136	$181

As of December 30, 2023, and December 31, 2022, deferred income tax liabilities amounting to $3 million and $2 million, respectively, are included in deferred income taxes and other long-term liabilities.

As of December 30, 2023, the Company has utilized all of its U.S. Federal net operating loss (“NOL”) carryforwards. The Company has $238 million of foreign and $620 million of state NOL carryforwards. Of the state NOL carryforwards, $17 million will expire in 2024 and the remaining balance will expire between 2025 and 2042. In 2022, the Company recognized a capital loss on the sale of CompuCom of $841 million, $94 million of which will be carried back to 2020 and 2021 resulting in an expected federal refund of $20 million. The remaining capital loss carryforward of $747 million will be offset by a valuation allowance until such time as the Company is able to utilize the losses.

Additionally, the Company has $3 million of U.S. Federal tax credit carryforwards, which expire in 2024, and $3 million of state tax credit carryforwards which can be carried forward indefinitely.

As of December 30, 2023, the Company has not triggered an “ownership change” as defined in Internal Revenue Code Section 382 or other similar provisions that would limit the use of NOL and tax credit carryforwards. However, if the Company were to experience an ownership change in future periods, its deferred tax assets and income tax expense may be negatively impacted. Deferred income taxes have been provided on all undistributed earnings of foreign subsidiaries.

The following summarizes the activity related to valuation allowances for deferred tax assets:

(In millions)	2023	2022	2021
Beginning balance	$266	$93	$99
Additions, charged to expense	—	184	—
Reductions	(22)	(11)	(6)
Ending balance	$244	$266	$93

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s valuation allowance increased in 2022 due to the valuation allowance related to the capital loss on the sale of CompuCom and decreased during 2023 and 2021 due to the expiration of certain credits for which a valuation allowance had been established. As of December 30, 2023, the Company continues to have a U.S. valuation allowance for certain U.S. Federal credits and certain state tax attributes, which relate to deferred tax assets that require either certain types of income or for income to be earned in certain jurisdictions in order to be realized. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections could impact this evaluation in future periods.

The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2023	2022	2021
Beginning balance	$10	$13	$13
Increase (decrease) related to prior year tax positions	6	(3)	—
Ending balance	$16	$10	$13

Included in the balance of $16 million at December 30, 2023, is $15 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The other $1 million primarily results from tax positions that, if sustained, would be offset by changes in deferred tax assets. During 2023, the Company increased the unrecognized tax benefits by $6 million related to a federal and a foreign tax filing. It is anticipated that $5 million of the unfavorable material tax positions will be resolved within the next 12 months. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. The Company recognized immaterial interest and penalty expense in 2023, 2022 and 2021. The Company had approximately $4 million accrued for the payment of interest and penalties as of December 30, 2023.

The Company files a U.S. Federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal and state and local income tax examinations for years before 2020 and 2017, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. Federal income tax examination and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years before 2017. The U.S. Federal income tax returns for 2021 and 2022 are currently under review. Generally, the Company is subject to routine examination for years 2017 and forward in its international tax jurisdictions.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. EARNINGS (LOSS) PER SHARE

The following table presents the calculation of net earnings (loss) per common share — basic and diluted:

(In millions, except per share amounts)	2023	2022	2021
Basic Earnings (Loss) Per Share
Numerator:
Net income (loss) from continuing operations	$139	$178	$187
Loss from discontinued operations, net of tax	—	(12)	(395)
Net income (loss)	$139	$166	$(208)
Denominator:
Weighted-average shares outstanding	39	48	53
Basic earnings (loss) per share:
Continuing operations	$3.61	$3.73	$3.54
Discontinued operations	—	(0.25)	(7.47)
Net basic earnings (loss) per share	$3.61	$3.48	$(3.93)
Diluted Earnings (Loss) Per Share
Numerator:
Net income (loss) from continuing operations	$139	$178	$187
Loss from discontinued operations, net of tax	—	(12)	(395)
Net income (loss)	$139	$166	$(208)
Denominator:
Weighted-average shares outstanding	39	48	53
Effect of dilutive securities:
Stock options and restricted stock	1	1	2
Diluted weighted-average shares outstanding	40	49	55
Diluted earnings (loss) per share
Continuing operations	$3.50	$3.61	$3.42
Discontinued operations	—	(0.24)	(7.21)
Net diluted earnings (loss) per share	$3.50	$3.37	$(3.79)

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were less than one million for each of the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.
NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 30,	December 31,
(In millions)	2023	2022
Land	$18	$30
Buildings	68	79
Computer software	796	764
Leasehold improvements	572	565
Furniture, fixtures and equipment	761	753
Construction in progress	22	17
	2,237	2,208
Less accumulated depreciation	(1,878)	(1,856)
Total	$359	$352

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The above table of property and equipment includes assets held under finance leases as follows:

	December 30,	December 31,
(In millions)	2023	2022
Buildings	$7	$11
Furniture, fixtures and equipment	143	143
	150	154
Less accumulated depreciation	(125)	(125)
Total	$25	$29

Depreciation expense was $60 million in 2023, $75 million in 2022 and $88 million in 2021.

Included in computer software and construction in progress above are capitalized software costs of $814 million and $773 million at December 30, 2023 and December 31, 2022, respectively. The unamortized amounts of the capitalized software costs are $181 million and $145 million at December 30, 2023 and December 31, 2022, respectively. Amortization of capitalized software costs totaled $50 million, $47 million and $49 million in 2023, 2022 and 2021, respectively. Software development costs that do not meet the criteria for capitalization are expensed as incurred.

Estimated future amortization expense related to capitalized software at December 30, 2023 is as follows:

(In millions)
2024	$53
2025	48
2026	39
2027	26
2028	12
Thereafter	3

The weighted average remaining amortization period for capitalized software is 4 years.

Assets Held for Sale

The Company’s assets held for sale as of December 30, 2023 consisted of a $6 million land asset.

The Company’s corporate headquarters in Boca Raton met the criteria to be classified as held for sale during the third quarter of 2022. The asset was measured at the lower of its carrying amount or estimated fair value less costs to sell upon classification to held for sale, which was $104 million, and did not result in any valuation reserve being recorded. Accordingly, the Company presented its corporate headquarters in Boca Raton within current assets held for sale in the Consolidated Balance Sheets as of December 31, 2022. The Company had entered into an agreement in principle with a third-party buyer to sell this facility. The sales transaction was completed on April 6, 2023, for a sale price of $104 million. As a result, there were no gains or losses recorded as a result of the sales transaction in 2023. Upon the completion of the sale, the Company also leased back a portion of the building’s office space from the new owner.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The components of goodwill by segment were as follows:

(In millions)	Balance as of December 31, 2022	Acquisitions	Impairments	Balance as of December 30, 2023
ODP Business Solutions Division	$142	$7	$—	$149
Office Depot Division	219	—	—	219
Veyer Division	35	—	—	35
Varis Division	68	—	(68)	—
Total	$464	$7	$(68)	$403

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. The Company performed its fourth quarter 2023 annual goodwill impairment test using a quantitative assessment for its Varis reporting unit, and qualitative assessments for all other reporting units. The Varis reporting unit comprises the Varis Division. The quantitative assessment for Varis reporting unit indicated that its carrying amount exceeded its fair value, and resulted in an impairment charge of $68 million in the fourth quarter of 2023. This non-cash impairment charge is presented within the Asset impairments line for 2023 in the accompanying Consolidated Statements of Operations. At December 30, 2023, the Varis reporting unit does not have any remaining goodwill.

The fair value estimate for the Varis reporting unit was based on a blended analysis of the present value of future discounted cash flows and market value approach. The significant estimates used in the discounted cash flow model included the Company’s weighted average cost of capital, projected cash flows and the long-term rate of growth. Significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit.

The decline in the fair value of the Varis reporting unit has mainly resulted from changes to its projected revenue growth rates and timeline, which were finalized during the Company’s annual long-term planning process in the fourth quarter of 2023. The Varis reporting unit has been in operation since 2021, therefore the Company has less experience estimating the operating performance of this reporting unit. The Company’s expected revenue increase has been slower than anticipated due to the time required to ramp up activity for new customers. In addition, during its long-term planning process performed, the Company made adjustments to reduce its forecasted spend on Varis in 2024 and beyond, which further impacted expected revenue growth rates and their timing. These changes in critical assumptions related to the reporting unit resulted in a reduction in its estimated fair value.

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

INDEFINITE-LIVED INTANGIBLE ASSETS

The Company had $13 million of trade names as of both December 30, 2023 and December 31, 2022. These indefinite-lived intangible assets are included in Other intangible assets, net in the Consolidated Balance Sheets. There were no impairments identified related to the trade names as part of the Company’s annual indefinite-lived intangible assets impairment test on the first day of fiscal month December in 2023.

DEFINITE INTANGIBLE ASSETS

Definite-lived intangible assets, which are included in Other intangible assets, net in the Consolidated Balance Sheets, are as follows:

	December 30, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$126	$(94)	$32
Technology	6	(6)	—
Total	$132	$(100)	$32

	December 31, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$122	$(90)	$32
Technology	6	(5)	1
Total	$128	$(95)	$33

Definite-lived intangible assets generally are amortized using the straight-line method. The remaining weighted average amortization periods for customer relationships is 10 years.

Amortization of intangible assets was $5 million in 2023, $9 million in 2022 and $9 million in 2021. Intangible assets amortization expenses are included in the Consolidated Statements of Operations in Selling, general and administrative expenses.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated future amortization expense for the intangible assets is as follows:

(In millions)
2024	$4
2025	3
2026	4
2027	3
2028	3
Thereafter	15
Total	$32

Definite-lived intangible assets are reviewed whenever events and circumstances indicate the carrying amount may not be recoverable and the remaining useful lives are appropriate. No impairment charges related to definite-lived intangible assets were recognized during 2023, 2022 and 2021.

NOTE 9. DEBT

Debt consists of the following:

	December 30,	December 31,
(In millions)	2023	2022
Short-term borrowings and current maturities of long-term debt:
Finance lease obligations	$9	$14
Other current maturities of long-term debt	—	2
Total	$9	$16
Long-term debt, net of current maturities:
New Facilities loans under the Third Amended Credit Agreement, due 2025	53	57
Revenue bonds, due in varying amounts periodically through 2029	75	75
American & Foreign Power Company, Inc. 5% debentures, due 2030	16	15
Finance lease obligations	21	24
Other financing obligations	—	1
Total	$165	$172

The Company was in compliance with all applicable covenants of existing loan agreements at December 30, 2023.

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

The Third Amended Credit Agreement also provides that the Revolving Loan Facility may be increased by up to $250 million, subject to certain terms and conditions, including increased commitments from existing or new lenders. As provided by the Third Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, cash value of company-owned life insurance policies, and certain specific real estate of the Company (the “Borrowing Base”). The Revolving Loan Facility included two sub-facilities of: (1) up to $1.150 billion which is available to the Company and certain of the Company’s domestic subsidiaries (which includes a letter of credit sub-facility of up to $400 million and a swingline loan sub-facility of up to $115 million); and (2) up to $50 million which is available to certain of the Company’s Canadian subsidiaries (which included a letter of credit sub-facility of up to $25 million and a swingline loan sub-facility of up to $5 million). Certain of the Company’s subsidiaries guarantee the obligations under the New Facilities (the “Guarantors”). All loans borrowed under the Revolving Loan Facility may be borrowed, repaid and reborrowed from time to time until the maturity date of April 17, 2025 as provided in the Third Amended Credit Agreement. The FILO Term Loan Facility, once repaid, may not be reborrowed. In 2022, the Company reduced its asset-based revolving credit facility by $200 million to $1.0 billion and retired $43 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts borrowed under the New Facilities, as well as the obligations of the Guarantors, are secured by a first priority lien on the Company’s and such Guarantors’ accounts receivables, inventory, cash, cash equivalents, deposit accounts, intercompany loan rights, certain pledged notes, certain life insurance policies, certain related assets, certain real estate and the proceeds thereof in each case. At the Company’s option, borrowings made pursuant to the Third Amended Credit Agreement bear interest at either, (i) the alternate base rate (defined as the higher of the Prime Rate (as announced by the agent), the Federal Funds Rate plus 1/2 of 1% and the one month Adjusted LIBOR (defined below) plus 1%) or (ii) the Adjusted LIBOR (defined as the LIBOR as adjusted for statutory reserves) plus, in either case, a certain margin based on the aggregate average availability under the Third Amended Credit Agreement. In 2023, the Third Amended Credit Agreement was amended to replace the LIBOR-based Eurocurrency reference interest rate option with a reference interest rate option based upon SOFR. Other than the foregoing, the material terms of the Third Amended Credit Agreement remain unchanged.

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

In 2023, the Company elected to draw down $200 million under the Third Amended Credit Agreement to fund the repurchase of its common stock from HG Vora Special Opportunities Master Fund, Ltd. (“HG Vora”) as part of the Company’s existing $1 billion stock repurchase program, as well as for working capital management and timing of collections and disbursements. This was repaid, resulting in no revolving loans outstanding at December 30, 2023. The Company retired $4 million of outstanding FILO Term Loan Facility loans. At December 30, 2023, the Company had $53 million of outstanding FILO Term Loan Facility loans, $38 million of outstanding standby letters of credit, and $696 million of available credit under the Third Amended Credit Agreement. In January 2024, the Company retired $53 million of outstanding FILO Term Loan Facility loans. This was funded through available liquidity.

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

SCHEDULE OF DEBT MATURITIES

Aggregate annual maturities of recourse debt, finance lease, and other financing obligations are as follows:

(In millions)
2024	$10
2025	62
2026	38
2027	35
2028	2
Thereafter	30
Total	177
Less interest on finance leases	(3)
Total	174
Less:
Current portion	(9)
Total long-term debt	$165

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The components of lease expense were as follows:

(In millions)	2023	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$10	$14	$18
Interest on lease liabilities	2	2	3
Operating lease cost	325	334	350
Short-term lease cost	9	6	4
Variable lease cost	94	94	99
Sublease income	(1)	(2)	(2)
Total lease cost	$439	$448	$472

Supplemental cash flow information related to leases was as follows:

(In millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2	$2	$3
Operating cash flows from operating leases	354	370	408
Financing cash flows from finance leases	15	18	22
Right-of-use assets obtained in exchange for new finance lease liabilities	7	4	3
Right-of-use assets obtained in exchange for new operating lease liabilities	375	228	127

Supplemental balance sheets information related to leases was as follows:

	December 30,	December 31,
(In millions, except lease term and discount rate)	2023	2022
Property and equipment, net	$25	$29
Operating lease right-of-use assets	983	874
Accrued expenses and other current liabilities	273	281
Short-term borrowings and current maturities of long-term debt	9	14
Long-term debt, net of current maturities	21	24
Operating lease liabilities	789	693
Weighted-average remaining lease term – finance leases	4	3
Weighted-average remaining lease term – operating leases	5	5
Weighted-average discount rate – finance leases	5.0%	4.9%
Weighted-average discount rate – operating leases	6.9%	6.1%

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of lease liabilities as of December 30, 2023 were as follows:

	December 30, 2023
	Operating	Finance
(In millions)	Leases(1)	Leases(2)
2024	$331	$10
2025	270	9
2026	227	7
2027	173	5
2028	111	2
Thereafter	147	—
	1,259	33
Less imputed interest	(197)	(3)
Total	$1,062	$30

Reported as of December 30, 2023
Accrued expenses and other current liabilities	$273	$—
Short-term borrowings and current maturities of long-term debt	—	9
Long-term debt, net of current maturities	—	21
Operating lease liabilities	789	—
Total	$1,062	$30

(1)
Operating lease payments include $6 million related to options to extend lease terms that are reasonably certain of being exercised.
(2)
Finance lease payments include $1 million related to options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced.

NOTE 11. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

As of each of December 30, 2023, and December 31, 2022, there were 1,000,000 shares of $0.01 par value per share of preferred stock authorized; no shares were issued and outstanding.

TREASURY STOCK

In October 2022, the Board of Directors approved a stock repurchase program of up to $1 billion, available through December 31, 2025 which replaced the then existing $600 million stock repurchase program effective November 3, 2022. The authorization may be suspended or discontinued at any time. The exact timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances.

The Company repurchased six million shares in 2023 for total consideration of $298 million. Of the total shares repurchased, two million shares were purchased from HG Vora for a cost of $89 million pursuant to the related stock purchase agreement that the Company entered into with HG Vora, effective March 13, 2023. As of December 30, 2023, $552 million remains available for stock repurchases under the current stock repurchase program, after considering purchases made under the $1 billion authorization effective November 3, 2022. In February 2024, the Company’s Board of Directors approved a new stock repurchase program of up to $1 billion of its common stock, available through March 31, 2027, which replaced the then existing $1 billion stock repurchase program. Subsequent to the end of fiscal 2023 and through February 21, 2024, the Company repurchased 332 thousand shares of its common stock at a cost of $17 million.

At December 30, 2023, there were 30 million shares of common stock held in treasury. The Company’s Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 9 for additional information about the Company’s compliance with covenants.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DIVIDENDS ON COMMON STOCK

The Company did not declare any cash dividends in 2023. The Company does not anticipate declaring cash dividends in the foreseeable future. The Company’s Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 9 for additional information about the Company’s compliance with covenants.

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following tables:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension	Total
Balance at December 31, 2022	$(39)	$(38)	$(77)
Other comprehensive income (loss) activity	8	(43)	(35)
Tax impact	—	(2)	(2)
Total other comprehensive income (loss), net of tax, where applicable	8	(45)	(37)
Balance at December 30, 2023	$(31)	$(83)	$(114)

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension	Total
Balance at December 25, 2021	$(27)	$21	$(6)
Other comprehensive loss activity before reclassifications	(18)	(62)	(80)
Reclassification of foreign currency translation adjustments realized upon disposal of business	6	—	6
Tax impact	—	3	3
Total other comprehensive loss, net of tax, where applicable	(12)	(59)	(71)
Balance at December 31, 2022	$(39)	$(38)	$(77)

NOTE 12. STOCK-BASED COMPENSATION

THE ODP CORPORATION LONG-TERM INCENTIVE PLAN

During 2021, the Company’s Board of Directors adopted, and the shareholders approved, the ODP Corporation 2021 Long-Term Incentive Plan (the “Plan”). The Plan replaces the Office Depot, Inc. 2019 Long-Term Incentive Plan, the Office Depot, Inc. 2017 Long-Term Incentive Plan, the Office Depot, Inc. 2015 Long-Term Incentive Plan, the Office Depot, Inc. 2007 Long-Term Incentive Plan, as amended, and the 2003 OfficeMax Incentive and Performance Plan (together, the “Prior Plans”). No additional awards were granted under the Prior Plans effective March 10, 2021, the effective date of the Plan. The Plan permits the issuance of stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other equity-based incentive awards. Employee share-based awards are generally issued in the first quarter of the year. Total compensation expense for share-based awards was $34 million in 2023, $40 million in 2022 and $38 million in 2021, and the total recognized tax benefit related thereto was $12 million in 2023, $11 million in 2022 and $14 million in 2021.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock And Restricted Stock Units

In 2023, the Company granted 0.4 million shares of restricted stock and restricted stock units to eligible employees which included 26,000 shares granted to the Board of Directors. The Board of Directors are granted restricted stock units as part of their annual compensation which vest immediately on the grant date with distribution to occur following their separation from service with the Company. Restricted stock grants to Company employees typically vest annually over a three-year service period. A summary of the status of the Company’s nonvested shares and changes during 2023, 2022 and 2021 is presented below.

	2023		2022		2021
	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price
Outstanding at beginning of year	1,530,962	$37.54	1,386,778	$30.48	1,526,653	$24.71
Granted	407,028	47.28	933,487	42.81	521,512	39.55
Vested	(616,705)	34.64	(585,563)	29.65	(593,249)	23.72
Forfeited	(117,932)	43.41	(203,740)	36.29	(68,138)	29.20
Outstanding at end of year	1,203,353	$41.75	1,530,962	$37.54	1,386,778	$30.48

As of December 30, 2023, there was approximately $26 million of total unrecognized compensation cost related to nonvested restricted stock. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 1.7 years. Total outstanding shares of 1.2 million include 0.2 million granted to members of the Board of Directors that have vested but will not be issued until separation from service and one million unvested shares granted to employees. The Company estimates that all one million unvested shares at year end will vest. The total fair value of shares at the time they vested during 2023 was $29 million.

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

A summary of the activity in the performance-based long-term incentive program since inception is presented below.

	2023		2022		2021
	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price
Outstanding at beginning of year	1,457,725	$31.84	2,175,831	$29.33	2,458,978	$24.22
Granted	774,836	51.22	421,038	45.01	1,298,868	41.44
Vested	(1,003,764)	19.39	(796,019)	29.71	(1,374,442)	23.47
Forfeited	(100,590)	45.29	(343,125)	30.21	(207,573)	28.71
Outstanding at end of year	1,128,207	$45.82	1,457,725	$31.84	2,175,831	$29.33

As of December 30, 2023, there was approximately $22 million of total unrecognized compensation expense related to the performance-based long-term incentive program. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 1.9 years. Forfeitures in the table above include adjustments to the share impact of anticipated performance achievement. The Company estimates that 1.1 million unvested shares at year end will vest. The total fair value of shares at the time they vested during 2023 was $46 million.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VARIS INCENTIVE PLAN

In 2023, the Company’s subsidiary Varis, Inc., which comprises its Varis Division, executed the Varis Incentive Plan which permits the grant of share options for up to 250,000 Varis, Inc. shares to the executives, other employees and non-employee directors of the Varis Division. The options issued under the Varis Incentive Plan have a contractual term of ten years, and vest annually over a five-year requisite service period. Vested options become exercisable commencing the fourth year after the grant date. All outstanding options vest and become exercisable upon a liquidity event. The options also include certain put and call rights which can be executed upon certain conditions.

The fair value of the options were determined using the Black-Scholes pricing model at the date of grant. Key assumptions used in the model included volatility, which was estimated as 65% using historical volatility of guideline companies, a risk-free rate of 4%, which was based on Treasury yields, and an expected term of four years. The Company recognizes the fair value of awards as compensation expense on a straight-line basis over five-year requisite service period associated with the award.

A summary of the activity in the Varis Incentive Plan since inception is presented below.

	2023
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—
Granted	182,800	168.60
Exercised	—	—
Forfeited	(20,609)	168.60
Outstanding at end of year	162,191	168.60
Exercisable at end of year	—	$—

The weighted average grant-date fair value of options granted in 2023 was $94. In 2023, 741 shares under the options vested, and 161,450 shares remain unvested. The vested and unvested options do not have any intrinsic value as of December 30, 2023. As of December 30, 2023, there was $13 million of total unrecognized compensation cost related to the nonvested options, which is expected to be recognized over a period of approximately 4.3 years. Total compensation expense for stock options under the Varis Incentive Plan was $2 million in 2023.

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

	Pension Benefits		Other Benefits
(In millions)	2023	2022	2023	2022
Changes in projected benefit obligation:
Obligation at beginning of period	$627	$830	$9	$13
Interest cost	32	21	—	—
Assumption changes	3	(144)	—	(3)
Actuarial gain	(2)	(9)	—	—
Benefits paid	(68)	(71)	(1)	(1)
Obligation at end of period	$592	$627	$8	$9
Change in plan assets:
Fair value of plan assets at beginning of period	$625	$836	$—	$—
Actual return on plan assets	48	(142)	—	—
Employer contribution	2	2	1	1
Benefits paid	(68)	(71)	(1)	(1)
Fair value of plan assets at end of period	607	625	—	—
Net asset (liability) recognized at end of period	$15	$(2)	$(8)	$(9)

The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company’s North America defined benefit pension and other postretirement benefit plans as of year-ends:

	Pension Benefits		Other Benefits
(In millions)	2023	2022	2023	2022
Noncurrent assets	$23	$7	$—	$—
Current liabilities	(1)	(1)	(1)	(1)
Noncurrent liabilities	(7)	(8)	(7)	(8)
Net amount recognized	$15	$(2)	$(8)	$(9)

The following table provides the accumulated benefit obligation for the Company’s North America defined benefit pension and other postretirement benefit plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets as of year ends:

	Pension Benefits		Other Benefits
(In millions)	2023	2022	2023	2022
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation at end of period	$(8)	$(9)	$(8)	$(9)
Fair value of plan assets at end of period	—	—	—	—
Projected benefit obligation in excess of plan assets
Benefit obligation at end of period	(8)	(9)
Fair value of plan assets at end of period	—	—

Components of Net Periodic Cost

The components of net periodic benefit are as follows:

	Pension Benefits			Other Benefits
(In millions)	2023	2022	2021	2023	2022	2021
Interest cost	$32	$21	$20	$—	$—	$—
Expected return on plan assets	(34)	(26)	(29)	—	—	—
Amortization of net gains	(6)	—	—	—	—	—
Net periodic benefit	$(8)	$(5)	$(9)	$—	$—	$—

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Pension Benefits			Other Benefits
(In millions)	2023	2022	2021	2023	2022	2021
Accumulated other comprehensive loss (income) at beginning of year	$(31)	$(46)	$(21)	$(2)	$—	$1
Net loss (gain)	(13)	15	(25)	(1)	(2)	(1)
Amortization of net losses	6	—	—	—	—	—
Accumulated other comprehensive income at end of year	$(38)	$(31)	$(46)	$(3)	$(2)	$—

Accumulated other comprehensive income as of year-ends 2023 and 2022 consist of net losses (gains).

Assumptions

The assumptions used in accounting for the Company’s plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted average assumptions used in the measurement of the Company’s benefit obligations as of year-ends:

				Other Benefits
	Pension Benefits			United States			Canada
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	5.14%	5.37%	2.69%	4.70%	4.90%	2.40%	4.60%	5.10%	2.90%

The following table presents the weighted average assumptions used in the measurement of net periodic benefit:

				Other Benefits
	Pension Benefits			United States			Canada
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	5.37%	2.69%	2.27%	4.90%	2.40%	1.90%	5.10%	2.90%	2.50%
Expected long-term rate of return on plan assets	5.17%	3.64%	4.31%	—%	—%	—%	—%	—%	—%

For pension benefits, the selected discount rates (which are required to be the rates at which the projected benefit obligations could be effectively settled as of the measurement date) are based on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated AA- or better) with cash flows that generally match expected benefit payments in future years. In selecting bonds for this theoretical portfolio, the Company focuses on bonds that match cash flows to benefit payments and limit the concentration of bonds by issuer. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at an assumed forward rate. The implied forward rate used in the bond model is based on the FTSE (formerly Citigroup) Pension Discount Curve as of the last day of the year. The selected discount rate for other benefits is from a discount rate curve matched to the assumed payout of related obligations. In 2023, as a result of a decrease in the discount rate assumption, pension plan obligations and other postretirement benefit plan obligations increased by $9 million and less than $1 million, respectively. In 2022, as a result of an increase in the discount rate assumption, pension and other postretirement plan obligations decreased by $144 million and $3 million, respectively.

The expected long-term rates of return on plan assets assumptions are based on the weighted average of expected returns for the major asset classes in which the plans’ assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company’s investment strategy. The weighted average expected return on plan assets used in the calculation of net periodic pension cost for 2024 is 4.99%.

Obligation and costs related to the Canadian retiree health plan are impacted by changes in trend rates.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the assumed healthcare cost trend rates used in measuring the Company’s postretirement benefit obligations at year-ends:

	2023	2022	2021
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	5.30%	6.10%	6.20%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.30%	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2037	2041	2041

The Company reassessed the assumptions, including those related to mortality, to measure the North American pension and other postretirement benefit plan obligations at year end 2023. In 2023, as a result of an update in the mortality assumption, pension and other postretirement benefit plan obligations decreased by $6 million and less than $1 million, respectively. The mortality assumption was not updated in 2022.

For pension benefits, most of the obligation is based on participant data from the beginning of the year, which is rolled forward using standard actuarial techniques to the end of the year. Therefore, most actuarial (gains) losses that arise from demographic experience of participants varying from the selected assumptions, are not recognized until the following year. In 2023, pension plan obligations decreased by $2 million due to actuarial gains (actual demographic experience varying from actuarial assumptions). In 2022, pension plan obligations decreased by $9 million due to actuarial gains (actual demographic experience varying from actuarial assumptions).

Plan Assets

The allocation of pension plan assets by category at year-ends is as follows:

	2023	2022
Cash	1%	1%
Common collective trust funds	99%	99%
	100%	100%

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

In the second quarter of 2017, the Company reinvested substantially all of the assets attributable to the U.S. pension plans in common collective trust funds. The common collective trust funds are comprise a diversified portfolio of investments across various asset classes, including U.S. and international equities and fixed-income securities. The common collective trust funds are valued at the net asset value (“NAV”) provided by the administrator of the fund. The net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the pension plan assets by level within the fair value hierarchy at year-ends.

(In millions)	Fair Value Measurements 2023
Asset Category	Total	Assets Measured at NAV (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets measured at net asset value: (a)
Common collective trust funds:
U.S. small and mid-cap equity securities	$5	$5	$—	$—	$—
U.S. large cap equity securities	21	21	—	—	—
International equity securities	32	32	—	—	—
Corporate bonds	282	282	—	—	—
Government securities	241	241	—	—	—
Cash	21	21	—	—	—
Total common collective trust funds	602	602	—	—	—
Total plan assets measured at net asset value	602	602	—	—	—
Plan assets measured in the fair value hierarchy:
Cash	5	—	5	—	—
Total plan assets measured in the fair value hierarchy	5	—	5	—	—
Total plan assets	$607	$602	$5	$—	$—

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Fair Value Measurements 2022
Asset Category	Total	Assets Measured at NAV (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets measured at net asset value: (a)
Common collective trust funds:
U.S. small and mid-cap equity securities	$5	$5	$—	$—	$—
U.S. large cap equity securities	20	20	—	—	—
International equity securities	31	31	—	—	—
Corporate bonds	281	281	—	—	—
Government securities	254	254	—	—	—
Cash	29	29	—	—	—
Total common collective trust funds	620	620	—	—	—
Total plan assets measured at net asset value	620	620	—	—	—
Plan assets measured in the fair value hierarchy:
Cash	5	—	5	—	—
Total plan assets measured in the fair value hierarchy	5	—	5	—	—
Total plan assets	$625	$620	$5	$—	$—

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

Cash Flows

Pension plan contributions include required statutory minimum amounts and, in some years, additional discretionary amounts. In 2023, the Company contributed $2 million to these pension plans. Pension contributions for the full year of 2024 are estimated to be $2 million. The Company may elect at any time to make additional voluntary contributions.

Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Anticipated benefit payments by year are as follows:

(In millions)	Pension Benefits	Other Benefits
2024	$67	$1
2025	64	1
2026	61	1
2027	58	1
2028	55	1
Next five years	230	3

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PENSION PLAN — UNITED KINGDOM

The Company has a frozen defined benefit pension plan in the United Kingdom. In July 2023, in accordance with applicable UK pension regulations, Trustees of the UK pension plan entered into an agreement with an insurer for the bulk annuity purchase of the plan, covering 100% of the plan’s members. The insurer was selected after careful consideration of offers received from multiple independent insurers. This agreement, or buy-in, resulted in an exchange of plan assets for an annuity that covers the plan’s future projected benefit obligations. The initial value of the asset associated with this contract is equal to the premium paid to the insurer to secure the insurance policy. In accordance with US GAAP, the Company has set the value of its liability obligations covered by the annuity buy-in contract to be equal to the fair value of the buy-in contract. This has resulted in a reduction of the net asset position of the UK pension plan and a corresponding charge of $44 million to other comprehensive income during the third quarter of 2023. The Company anticipates the buyout of the plan and transfer of future benefit obligations of plan participants to be completed with existing plan funds in 2025. Accordingly, the Company does not expect the transaction to result in material cash inflows or outflows. At the completion of the buy-out, the Company will remove the assets and liabilities of the UK pension plan from its Consolidated Balance Sheet and a final non-cash plan settlement loss will be included in net periodic pension cost.

Obligations and Funded Status

The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of the plan to amounts recognized on the Company’s Consolidated Balance Sheets.

(In millions)	2023	2022
Changes in projected benefit obligation:
Obligation at beginning of period	$141	$257
Interest cost	8	4
Benefits paid	(7)	(8)
Actuarial loss/(gain)	17	(89)
Currency translation	8	(23)
Obligation at end of period	167	141
Changes in plan assets:
Fair value of plan assets at beginning of period	189	358
Actual return on plan assets	(24)	(130)
Company contributions	—	1
Benefits paid	(7)	(8)
Currency translation	9	(32)
Fair value of plan assets at end of period	167	189
Net asset recognized at end of period	$—	$48

There was no net funded amount as of December 30, 2023. The net funded amount as of December 31, 2022 is classified as a non-current asset in the caption Other assets in the Consolidated Balance Sheets.

Components of Net Periodic Benefit

The components of net periodic benefit are presented below:

(In millions)	2023	2022	2021
Interest cost	$8	$4	$4
Expected return on plan assets	(8)	(6)	(6)
Settlement gain	—	—	(1)
Net periodic pension benefit	$—	$(2)	$(3)

Included in Accumulated other comprehensive loss was deferred loss of $76 million and $25 million in 2023 and 2022, respectively.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions

Assumptions used in calculating the funded status and net periodic benefit included:

	2023	2022	2021
Expected long-term rate of return on plan assets	3.20%	3.47%	2.03%
Discount rate	4.00%	5.00%	1.80%
Inflation	2.90%	3.00%	3.20%

Following the buy-in, the 2023 long-term rate of return on assets assumption is based on the liability discount rate and adjusted for expense assumptions of the plan. The discount rate used represents the annualized yield based on a cash flow matched methodology with reference to UK government securities of appropriate duration with regards to the UK pension plan’s liabilities. The 2022 and 2021 long-term rate of return on assets assumptions have been derived based on long-term UK government fixed income yields, having regard to the proportion of assets in each asset class.

Plan Assets

The allocation of Plan assets is as follows:

	2023	2022
Cash	1%	—%
Insurance contract	99%	—%
Equity securities	—%	5%
Fixed-income securities	—%	95%
Total	100%	100%

A Trustee committee, which comprises representatives appointed by the Company and members of this plan, is responsible for establishing and overseeing the implementation of the investment policy for this plan. Prior to the buy-in, the plan’s investment policy and strategy were to ensure assets were available to meet the obligations to the beneficiaries and to adjust plan contributions accordingly. This investment policy and strategy aimed to reduce the level of risk in the plan over the long term, while retaining a return above that of the growth of liabilities. Until the buy-in, the asset allocation was in accordance with the target investment strategy and asset-class allocations within the ranges were continually evaluated based on expectations for future returns, the funded position of the plan and market risks. Following the buy-in, the UK pension plan’s investment strategy is to hold the annuity contract.

The following table presents the pension plan assets by level within the fair value hierarchy.

(In millions)	Fair Value Measurements 2023
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2	$2	$—	$—
Insurance contract	165	—	—	165
Total	$167	$2	$—	$165

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Fair Value Measurements 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1	$1	$—	$—
Equity securities
Mutual funds	9	—	9	—
Total equity securities	9	—	9	—
Fixed-income securities
UK debt funds	86	—	86	—
Liability term matching debt funds	76	—	76	—
High yield debt	17	—	17	—
Total fixed-income securities	179	—	179	—
Total	$189	$1	$188	$—

The following is a reconciliation of the change in fair value of the pension plan assets calculated based on Level 3 inputs:

(In millions)	Total
Balance at December 31, 2022	$—
Purchases	165
Balance at December 30, 2023	$165

Cash Flows

Anticipated benefit payments for the UK pension plan, at 2023 year-end exchange rates, are as follows:

(In millions)	Benefit Payments
2024	$7
2025	8
2026	8
2027	8
2028	8
Next five years	45

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

Compensation expense for the Company’s contributions to these retirement savings plans was $16 million in 2023, $17 million in 2022 and $16 million in 2021.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE MEASUREMENTS

RECURRING FAIR VALUE MEASUREMENTS

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments, which may be entered into to mitigate risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. The Company did not have derivative financial instruments in 2023.

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company recognized asset impairment charges of $85 million, $14 million and $20 million in 2023, 2022 and 2021, respectively. Of the asset impairment charges in 2023, $68 million was related to impairment of goodwill in the Varis division and $12 million was related to impairment of operating lease ROU assets associated with the Company’s retail store locations. The remainder was related to impairment of fixed assets at these retail store locations and other impairments. Of the asset impairment charges in 2022, $12 million was related to impairment of operating lease ROU assets associated with the Company’s retail store locations, and the remainder was related to impairment of fixed assets at these retail store locations. Of the asset impairment charges in 2021, $16 million was related to impairment of operating lease ROU assets associated with the Company’s retail store locations, and the remainder was related to impairment of fixed assets at these retail store locations. All impairment charges discussed in the sections below are presented in Asset impairments in the Consolidated Statements of Operations.

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

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the 2023 impairment calculation were discounted at a weighted average discount rate of 8%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There are uncertainties regarding the impact of supply chain and macroeconomic conditions on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of 2023, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets. The Company did not identify any impairment indicators for these long-lived assets as of December 30, 2023 and as a result there were no associated impairment charges. Refer to Note 8 for additional information about the impairment charges related to goodwill and other intangible assets.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying amounts because of their short-term nature.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about financial instruments at the balance sheet dates indicated.

	December 30,		December 31,
	2023		2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Company-owned life insurance	$138	$138	$138	$138
Financial liabilities:
Long-term debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	53	53	57	57
Revenue bonds, due in varying amounts periodically through 2029	75	76	75	76
American & Foreign Power Company, Inc. 5% debentures, due 2030	16	14	15	14

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
•
Long-term debt: Long-term debt, for which there were no transactions on the measurement date, was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure). The carrying amount of the New Facilities loans under the Third Amended Credit Agreement approximates fair value because the interest rates vary with market interest rates. Refer to Note 9 for additional information about the Third Amended Credit Agreement.

NOTE 15. CONTINGENCIES

INDEMNIFICATIONS

Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 30, 2023, the Company is not aware of any material liabilities arising from these indemnifications. Additionally, the Company retains certain guarantees in place with respect to the liabilities or obligations of the European Business and remains contingently liable for these obligations. However, the Purchaser must indemnify and hold the Company harmless for any losses in connection with these guarantees. The Company currently does not believe it is probable that it would be required to perform under any of these guarantees or any of the underlying obligations.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the foregoing, OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of December 30, 2023, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these liabilities, the Company’s estimated range of reasonably possible losses was approximately $15 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change; however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

NOTE 16. DISCONTINUED OPERATIONS

The Company sold its CompuCom division on December 31, 2021, through a transaction that was structured and accounted for as an equity sale. The disposition represented a strategic shift that had a major impact on the Company’s operations and financial statements, and as a result the operating results and cash flows related to the CompuCom Division are presented as discontinued operations. The related Securities Purchase Agreement (“SPA”) provided for consideration consisting of a cash purchase price equal to $125 million (subject to customary adjustments, including for cash, debt and working capital), an interest-bearing promissory note in the amount of $55 million, and a holding fee (“earn-out”) provision providing for payments of up to $125 million in certain circumstances. The promissory note accrues interest at six percent per annum, payable on a quarterly basis in cash or in-kind, and is due in full on June 30, 2027. Under the earn-out provision, if the purchaser receives dividends or sale proceeds from the CompuCom business equal to (i) three times its initial capital investment in the CompuCom business plus (ii) 15% per annum on subsequent capital investments, the Company will be entitled to 50% of any subsequent dividends or sale proceeds up to and until the Company has received an aggregate of $125 million. The Company also provided certain transitional services to the purchaser for a period of three to twelve months under a separate agreement after closing. The SPA contains customary warranties of the Company and the purchaser.

The Company and the purchaser settled on the cash, debt and working capital adjustments in 2022, which resulted in the total cash purchase price of $104 million. At the closing date of the transaction, on December 31, 2021, the Company had previously received $95 million from the purchaser. Of the additional $9 million to be received to settle the total cash purchase price, $5 million was received in the first quarter of 2023, and the promissory note was amended in February 2023 to include the remaining $4 million, bringing its principal balance to $59 million. The earn-out provision was identified to be a derivative in accordance with ASC 815, and its fair value was determined using a Monte Carlo simulation as $9 million. The promissory note and the earn-out are non-current receivables as of December 30, 2023.

The Company did not have any financial results related to discontinued operations in its Consolidated Statements of Operations in 2023. In 2022, the Company had loss on disposal of $12 million, which included $21 million of loss on sale based on the final total cash price, and $2 million of additional third-party professional fees incurred in connection with the sale. These losses were partially offset by $10 million of insurance proceeds in 2022 for the malware incident that occurred in 2021, and an income tax benefit on discontinued operations of $1 million.

The following table represents a reconciliation of the major components of Discontinued operations, net of tax presented in the Consolidated Statements of Operations.

(In millions)	2023	2022	2021
Major components of discontinued operations before income taxes:
Sales	$—	$—	$802
Cost of goods and occupancy costs	—	—	645
Gross profit	—	—	157
Selling, general and administrative expenses	—	—	152
Asset impairments	—	—	252
Merger, restructuring and other operating expenses, net	—	—	(2)
Operating loss	—	—	(245)
Other income (expense), net	—	—	(1)
Loss from major components of discontinued operations before income taxes	—	—	(246)
Loss from classification to held for sale	—	(13)	(170)
Loss from discontinued operations before income taxes	—	(13)	(416)
Income tax benefit	—	(1)	(21)
Discontinued operations, net of tax	$—	$(12)	$(395)

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 30, 2023*
Net sales	$2,108	$1,908	$2,009	$1,806
Gross profit	481	415	474	396
Operating income (1)	95	46	91	(31)
Net income from continuing operations	72	34	70	(37)
Discontinued operations, net of tax	—	—	—	—
Net income	72	34	70	(37)
Basic earnings (loss) per share (2)
Continuing operations	$1.79	$0.89	$1.83	$(0.99)
Discontinued operations	—	—	—
Net basic earnings per share	$1.79	$0.89	$1.83	$(0.99)
Diluted earnings (loss) per share (2)
Continuing operations	$1.71	$0.87	$1.79	$(0.99)
Discontinued operations	—	—	—	—
Net diluted earnings per share	$1.71	$0.87	$1.79	$(0.99)

* Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.

(1)
Includes Merger, restructuring and other operating expenses, net totaling $1 million, $1 million, and $2 million in the second, third and fourth quarters of 2023, respectively. The first, second, third and fourth quarters of 2023 also include asset impairments of $4 million, $6 million, $3 million and $72 million, respectively.
(2)
The sum of the quarterly earnings (loss) per share does not equal the annual earnings (loss) per share due to differences in quarterly and annual weighted-average shares outstanding.

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 31, 2022*
Net sales	$2,178	$2,034	$2,172	$2,106
Gross profit	484	431	486	446
Operating income (3)	76	28	84	55
Net income from continuing operations	55	20	67	36
Discontinued operations, net of tax	—	7	—	(19)
Net income (loss)	55	27	67	17
Basic earnings (loss) per share (4)
Continuing operations	$1.14	$0.40	$1.39	$0.79
Discontinued operations	—	0.15	(0.01)	(0.41)
Net basic earnings (loss) per share	$1.14	$0.55	$1.38	$0.38
Diluted earnings (loss) per share (4)
Continuing operations	$1.09	$0.39	$1.36	$0.76
Discontinued operations	—	0.15	(0.01)	(0.40)
Net diluted earnings (loss) per share	$1.09	$0.54	$1.35	$0.36

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