Form 10-Q
period 2024-03-30
ODP Corp
filed 2024-05-08
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At May 1, 2024, there were 35,894,892 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

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

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 30,	April 1,
	2024	2023
Sales	$1,871	$2,108
Cost of goods and occupancy costs	1,461	1,627
Gross profit	410	481
Selling, general and administrative expenses	359	382
Asset impairments	6	4
Merger and restructuring expenses, net	27	—
Operating income	18	95
Other income (expense):
Interest income	3	2
Interest expense	(4)	(5)
Other income, net	—	2
Income from continuing operations before income taxes	17	94
Income tax expense	2	22
Net income from continuing operations	15	72
Discontinued operations, net of tax	—	—
Net income	$15	$72
Basic earnings per share
Continuing operations	$0.42	$1.79
Discontinued operations	—	—
Net basic earnings per share	$0.42	$1.79
Diluted earnings per share
Continuing operations	$0.40	$1.71
Discontinued operations	—	—
Net diluted earnings per share	$0.40	$1.71

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in The ODP Corporation Annual Report on Form 10-K filed on February 28, 2024 (the “2023 Form 10-K”).

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	13 Weeks Ended
	March 30, 2024	April 1, 2023
Net income	$15	$72
Other comprehensive income/(loss), net of tax, where applicable:
Foreign currency translation adjustments	(4)	2
Change in deferred pension	1	—
Total other comprehensive income/(loss), net of tax, where applicable	(3)	2
Comprehensive income	$12	$74

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2023 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	March 30,	December 30,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$282	$392
Receivables, net	466	487
Inventories	733	765
Prepaid expenses and other current assets	36	28
Current assets held for sale	7	6
Total current assets	1,524	1,678
Property and equipment, net	360	359
Operating lease right-of-use assets	978	983
Goodwill	403	403
Other intangible assets, net	44	45
Deferred income taxes	147	140
Other assets	279	278
Total assets	$3,735	$3,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$755	$755
Accrued expenses and other current liabilities	854	923
Income taxes payable	5	6
Short-term borrowings and current maturities of long-term debt	10	9
Total current liabilities	1,624	1,693
Deferred income taxes and other long-term liabilities	122	123
Pension and postretirement obligations, net	14	15
Long-term debt, net of current maturities	115	165
Operating lease liabilities, net of current portion	791	789
Total liabilities	2,666	2,785
Contingencies (Note 10)
Stockholders’ equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 66,958,689 at March 30, 2024 and 66,700,292 at December 30, 2023; outstanding shares — 36,260,932 at March 30, 2024 and 36,959,377 at December 30, 2023	1	1
Additional paid-in capital	2,758	2,752
Accumulated other comprehensive loss	(117)	(114)
Accumulated deficit	(297)	(312)
Treasury stock, at cost — 30,697,757 shares at March 30, 2024 and 29,740,915 shares at December 30, 2023	(1,276)	(1,226)
Total stockholders’ equity	1,069	1,101
Total liabilities and stockholders’ equity	$3,735	$3,886

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2023 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	13 Weeks Ended
	March 30,	April 1,
	2024	2023
Cash flows from operating activities:
Net income	$15	$72
Income (loss) from discontinued operations, net of tax	—	—
Net income from continuing operations	15	72
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29	30
Amortization of debt discount and issuance costs	—	1
Charges for losses on receivables and inventories	9	5
Asset impairments	6	4
Gain on disposition of assets, net	—	(1)
Compensation expense for share-based payments	11	9
Deferred income taxes and deferred tax asset valuation allowances	(8)	17
Changes in working capital and other operating activities	(24)	20
Net cash provided by operating activities of continuing operations	38	157
Net cash provided by (used in) operating activities of discontinued operations	—	—
Net cash provided by operating activities	38	157
Cash flows from investing activities:
Capital expenditures	(35)	(27)
Businesses acquired, net of cash acquired	—	(10)
Proceeds from disposition of assets	1	1
Net cash used in investing activities of continuing operations	(34)	(36)
Net cash provided by investing activities of discontinued operations	—	5
Net cash used in investing activities	(34)	(31)
Cash flows from financing activities:
Net payments on long and short-term borrowings	(3)	(5)
Debt retirement	(128)	(60)
Debt issuance	75	100
Share purchases for taxes, net of proceeds from employee share-based transactions	(6)	(19)
Repurchase of common stock for treasury	(50)	(201)
Other financing activities	(1)	—
Net cash used in financing activities of continuing operations	(113)	(185)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(113)	(185)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—
Net decrease in cash, cash equivalents and restricted cash	(110)	(59)
Cash, cash equivalents and restricted cash at beginning of period	395	404
Cash, cash equivalents and restricted cash at end of period	$285	$345
Supplemental information on non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$63	$70
Right-of-use assets obtained in exchange for new finance lease liabilities	6	—
Cash interest paid, net of amounts capitalized and non-recourse debt	3	4
Cash taxes paid, net	1	—

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2023 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share amounts)

(Unaudited)

	13 Weeks Ended March 30, 2024
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 30, 2023	66,700,292	$1	$2,752	$(114)	$(312)	$(1,226)	$1,101
Net income	—	—	—	—	15	—	15
Other comprehensive loss	—	—	—	(3)	—	—	(3)
Exercise and release of incentive stock (including income tax benefits and withholding)	258,397	—	(6)	—	—	—	(6)
Amortization of long-term incentive stock grants	—	—	11	—	—	—	11
Repurchase of common stock						(50)	(50)
Other	—	—	1	—	—	—	1
Balance at March 30, 2024	66,958,689	$1	$2,758	$(117)	$(297)	$(1,276)	$1,069

	13 Weeks Ended April 1, 2023
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 31, 2022	65,636,015	$1	$2,742	$(77)	$(451)	$(928)	$1,287
Net income	—	—	—	—	72	—	72
Other comprehensive income	—	—	—	2	—	—	2
Exercise and release of incentive stock (including income tax benefits and withholding)	812,978	—	(19)	—	—	—	(19)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Repurchase of common stock	—	—	—	—	—	(202)	(202)
Other	—	—	—	—	—	(1)	(1)
Balance at April 1, 2023	66,448,993	$1	$2,732	$(75)	$(379)	$(1,131)	$1,148

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2023 Form 10-K.

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

The Company has four reportable segments (or “Divisions”), which are ODP Business Solutions Division, Office Depot Division, Veyer Division, and Varis Division. Refer to Note 3 for additional information. On April 24, 2024, the Company’s Board of Directors provided their approval of management’s commitment to a plan to sell its Varis Division through a single disposal group. Refer to Note 12 for additional information.

The Condensed Consolidated Financial Statements as of March 30, 2024, and for the 13-week period ended March 30, 2024 (also referred to as the “first quarter of 2024”), and April 1, 2023 (also referred to as the “first quarter of 2023”) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The Company has prepared the Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the SEC. Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to those SEC rules and regulations. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a better understanding of the Company and its Condensed Consolidated Financial Statements, the Company recommends reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements, which are included in the Company’s 2023 Form 10-K. These interim results are not necessarily indicative of the results that should be expected for the full year.

CASH MANAGEMENT

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Amounts not yet presented for payment to zero balance disbursement accounts of $11 million and $13 million at March 30, 2024 and December 30, 2023, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

At March 30, 2024 and December 30, 2023, cash and cash equivalents held outside the United States amounted to $87 million and $106 million, respectively. In the first quarter of 2024, the Company repatriated $25 million cash that was held in Canada, for a cost of $1 million.

The Company has certain ongoing pension obligations related to its frozen defined benefit pension plan in the United Kingdom. Restricted cash consists primarily of cash in bank committed to fund UK pension obligations based on the agreements that govern the UK pension plan. Restricted cash is valued at cost, which approximates fair value. Restricted cash was $3 million at both March 30, 2024 and December 30, 2023.

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

	March 30,	December 30,
(In millions)	2024	2023
Trade receivables, net	$370	$369
Short-term contract assets	4	4
Long-term contract assets	1	1
Short-term contract liabilities	30	32

The Company recognized revenues of $10 million and $18 million in the first quarters of 2024 and 2023, respectively, which were included in the short-term contract liability balance at the beginning of each respective period.

NEW ACCOUNTING STANDARDS

Standards that are not yet adopted:

Segment Reporting: In November 2023, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that modified the disclosure requirements for all public entities that are required to report segment information. The update will change the reporting of segments by adding significant segment expenses, other segment items, title and position of chief operating decision maker and how they use the reported measures to make decisions. The update also requires all annual disclosures about reportable segment’s profit or loss and assets in interim periods. This accounting update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of this new standard and believes that the adoption will result in additional disclosures, but will not have any other impact on its Consolidated Financial Statements.

Income Taxes: In December 2023, the FASB issued an accounting standard update that enhances the transparency and decision usefulness of income tax disclosures by adding effects from state and local taxes, foreign tax, changes in tax laws or rates in current period, cross-border tax laws, tax credits, valuation allowances, nontaxable and nondeductible items, and unrecognized tax benefits. This update will also require separate disclosure for any reconciling items. This accounting update is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is evaluating the impact of this new standard and believes that the adoption will result in additional disclosures, but will not have any other impact on its Consolidated Financial Statements.

NOTE 2. MERGER AND RESTRUCTURING ACTIVITY

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

	First Quarter
(In millions)	2024	2023
Merger and transaction related expenses
Transaction and integration	$—	$—
Total Merger and transaction related expenses	—	—
Restructuring expenses
Severance	18	—
Professional fees	6	—
Facility closure, contract termination, and other expenses, net	3	—
Total Restructuring expenses, net	27	—
Total Merger and restructuring expenses, net	$27	$—

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

MERGER AND TRANSACTION RELATED EXPENSES

Transaction and integration expenses include legal, accounting, and other third-party expenses incurred in connection with acquisitions. In the first quarter of 2024, the Company did not have any transaction and integration expenses. In the first quarter of 2023, the Company recognized transaction and integration expenses of less than $1 million related to the acquisition of the small independent regional office supply distribution business.

RESTRUCTURING EXPENSES

Project Core

In March 2024, the Company’s Board of Directors approved a restructuring plan to redesign its company-wide low-cost business model approach and create further efficiencies in its business to lower costs (“Project Core”). This was driven by a need to significantly reduce costs due to macroeconomic and other factors impacting the Company’s sales, as well as insights gained following the first year of operations of realignment of its operating segments into four divisions. The scope of Project Core was approved in two phases, in March 2024 and April 2024, and includes cost improvement actions across the entire enterprise, including the Varis Division. It aims to optimize the Company’s organizational structure to support future growth of the business. Project Core is expected to be completed in 2025, with the majority of actions expected to be taken by the end of 2024. Total restructuring costs related to Project Core are estimated to be up to $57 million, of which $35 million are estimated to be termination benefits, which mainly consists of severance, and $22 million are estimated to be costs to facilitate the program, which consists of third-party professional fees, and other incremental employee-related costs to implement actions. All costs of Project Core are expected to be cash expenditures.

In the first quarter of 2024, the Company had $25 million of restructuring costs associated with Project Core. Of these costs, $19 million was severance and $6 million was costs to facilitate the program, which mainly consisted of third-party professional fees. The Company made cash payments of $2 million associated with expenditures for Project Core in the first quarter of 2024.

Maximize B2B Restructuring Plan

Since the inception of the Maximize B2B Restructuring Plan in May 2020, the Company has closed a total of 297 retail stores and two distribution facilities through 2023, with an additional 12 retail stores closed in the first quarter of 2024 under this plan. In the first quarter of 2024, the Company had $2 million of restructuring costs associated with the Maximize B2B Restructuring Plan, and made cash payments of $2 million associated with these expenditures. In the first quarter of 2023, the Company incurred less than $1 million of restructuring costs associated with the Maximize B2B Restructuring Plan, and made cash payments of $3 million associated with expenditures for the Maximize B2B Restructuring Plan.

MERGER AND RESTRUCTURING ACCRUALS

The activity in the merger and restructuring accruals the first quarter of 2024 is presented in the table below. Certain merger and restructuring charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

	Balance as of			Balance as of
	December 30,	Charges (credits)	Cash	March 30,
(In millions)	2023	Incurred	Payments	2024
Termination benefits:
Project Core	$—	$19	$—	$19
Maximize B2B Restructuring Plan	2	(1)	—	1
Lease and contract obligations, accruals for facilities closures and other costs:
Project Core	—	6	(2)	4
Maximize B2B Restructuring Plan	3	2	(1)	4
Comprehensive Business Review	1	—	—	1
Total	$6	$26	$(3)	$29

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities, and Deferred income taxes and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 3. SEGMENT INFORMATION

At March 30, 2024, the Company had four reportable segments:

ODP Business Solutions Division – The Company’s leading B2B distribution solutions provider serving small, medium, and enterprise level companies, including those in the public and education sectors. This segment operates in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. The ODP Business Solutions Division sells nationally branded, as well as the Company’s private branded, office supply and adjacency products and services to customers, who are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites. Adjacency products and services include cleaning, janitorial, and breakroom supplies, office furniture, technology products, and copy and print services. This segment also includes our Federation entities, which are over 20 regional office supply distribution businesses acquired by the Company as part of its transformation to expand its reach and distribution network into geographic areas that were previously underserved, and which continue to operate under their own brand names. The acquisition of these businesses has allowed for an effective means to expand our distribution reach, target new business customers, and grow our offerings beyond traditional office supplies.

Office Depot Division – The Company’s leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 903 Office Depot and OfficeMax retail locations in the United States, Puerto Rico, and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). The Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture, as well as offering business services including copying, printing, digital imaging, mailing, shipping, and technology support services. In addition, the print needs for retail and business customers are facilitated through the Company’s regional print production centers.

Veyer Division – The Company’s supply chain, distribution, procurement, and global sourcing operation, which specializes in B2B and consumer business service delivery, with core competencies in distribution, fulfillment, transportation, global sourcing, and purchasing. The Veyer Division’s customers include our Office Depot Division and ODP Business Solutions Division, as well as third-party customers. The Veyer Division also includes the Company’s global sourcing operations in Asia.

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

On April 24, 2024, management obtained the Board of Directors’ approval and committed to a plan to sell its Varis Division through a single disposal group. The Varis Division disposal group has met the accounting criteria to be classified as held for sale as of April 2024 and will be presented as such in the second quarter of 2024. In addition, the Company expects to present the operating results and cash flows of its Varis Division as discontinued operations for all periods presented in future filings. Refer to Note 12 for additional information.

Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Divisions, including asset impairments and merger and restructuring expenses, net, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following is a summary of sales and operating income (loss) by each of the Divisions, reconciled to consolidated totals:

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Varis Division	Eliminations	Total
First Quarter of 2024
Sales (external)	$923	$937	$9	$2	$—	$1,871
Sales (internal)	3	7	1,235	—	(1,245)	—
Total sales	$926	$944	$1,244	$2	$(1,245)	$1,871
Division operating income (loss)	$30	$50	$9	$(14)	$—	$75

First Quarter of 2023
Sales (external)	$1,005	$1,094	$7	$2	$—	$2,108
Sales (internal)	4	9	1,412	—	(1,425)	—
Total sales	$1,009	$1,103	$1,419	$2	$(1,425)	$2,108
Division operating income (loss)	$39	$85	$15	$(17)	$—	$122

The reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

	First Quarter
(In millions)	2024	2023
Total Divisions operating income	$75	$122
Add/(subtract):
Asset impairments	(6)	(4)
Merger and restructuring expenses, net	(27)	—
Unallocated expenses	(24)	(23)
Interest income	3	2
Interest expense	(4)	(5)
Other income, net	—	2
Income from continuing operations before income taxes	$17	$94

The following table provides information about disaggregated sales by major categories:

	First Quarter
(In millions)	2024	2023
Major sales categories
Supplies	$929	$1,052
Technology	531	616
Furniture and other	253	278
Copy and print	158	162
Total	$1,871	$2,108

The components of goodwill by segment are as follows:

(In millions)	Balance as of December 30, 2023	Acquisitions	Balance as of March 30, 2024
ODP Business Solutions Division	$149	$—	$149
Office Depot Division	219	—	219
Veyer Division	35	—	35
Total	$403	$—	$403

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. Each reportable segment also represents a reporting unit. There were no events or changes in circumstances that indicate an impairment may have occurred during the first quarter of 2024. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level. If the operating results of the Company’s reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in goodwill impairment charges.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 4. INCOME TAXES

The Company’s effective tax rate was 12% for the first quarter of 2024, and 23% for the first quarter of 2023. For the first quarter of 2024, the Company’s effective rate was primarily impacted by a tax benefit associated with stock-based compensation awards year-to-date and the settlement of an uncertain tax position for less than the reserve. For the first quarter of 2023, the Company’s effective rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

It is anticipated that $3 million of tax positions will be resolved within the next 12 months. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

NOTE 5. EARNINGS PER SHARE

The following table represents the calculation of earnings per common share – basic and diluted:

	First Quarter
(In millions, except per share amounts)	2024	2023
Basic Earnings Per Share
Numerator:
Net income from continuing operations	$15	$72
Income from discontinued operations, net of tax	—	—
Net income	$15	$72
Denominator:
Weighted-average shares outstanding	37	40
Basic earnings per share
Continuing operations	$0.42	$1.79
Discontinued operations	—	—
Net basic earnings per share	$0.42	$1.79
Diluted Earnings Per Share
Numerator:
Net income from continuing operations	$15	$72
Income from discontinued operations, net of tax	—	—
Net income	$15	$72
Denominator:
Weighted-average shares outstanding	37	40
Effect of dilutive securities:
Stock options and restricted stock	1	2
Diluted weighted-average shares outstanding	38	42
Diluted earnings per share
Continuing operations	$0.40	$1.71
Discontinued operations	—	—
Net diluted earnings per share	$0.40	$1.71

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were less than one million in both the first quarter of 2024 and the first quarter of 2023, but they were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

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

As provided by the Third Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, cash value of company-owned life insurance policies, and certain specific real estate of the Company. During the first quarter of 2024, the Company elected to draw down $75 million under the Third Amended Credit Agreement for working capital management. This was repaid during the quarter, resulting in no revolving loans outstanding at March 30, 2024. During the first quarter of 2024, the Company retired $53 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement, resulting in no FILO Term Loan Facility loans at March 30, 2024. This was funded through available liquidity. At March 30, 2024, the Company had $37 million of outstanding standby letters of credit and $689 million of available credit under the Third Amended Credit Agreement. The Company was in compliance with all applicable covenants at March 30, 2024.

NOTE 7. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 30, 2023	$(31)	$(83)	$(114)
Other comprehensive income (loss) activity	(4)	1	(3)
Balance at March 30, 2024	$(35)	$(82)	$(117)

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

The Company repurchased 957 thousand shares of its common stock at a cost of $50 million in the first quarter of 2024. As of March 30, 2024, $972 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of the first quarter of 2024 and through May 1, 2024, the Company repurchased 703 thousand shares of its common stock at a cost of $36 million.

At March 30, 2024, there were 31 million shares of common stock held in treasury. The Company’s Third Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 6 for additional information about the Company’s compliance with covenants.

DIVIDENDS ON COMMON STOCK

The Company did not declare any cash dividends in the first quarter of 2024. The Company does not anticipate declaring cash dividends in the foreseeable future. The Company’s Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 6 for additional information about the Company’s compliance with covenants.

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

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – NORTH AMERICA

The components of net periodic pension benefit for the Company’s North America pension plans are as follows:

	First Quarter
(In millions)	2024	2023
Interest cost	$7	$8
Expected return on plan assets	(7)	(9)
Amortization of gain	—	(1)
Net periodic pension benefit	$—	$(2)

The North America qualified pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at March 30, 2024 and December 30, 2023. The North America nonqualified pension plan is in a net liability position and included in Pension and postretirement obligations, net in the Condensed Consolidated Balance Sheets at March 30, 2024 and December 30, 2023. In the first quarter of 2024, $1 million of cash contributions were made to the North America pension plans. The Company expects to make additional cash contributions of approximately $1 million to the North America pension plans during the remainder of 2024.

PENSION PLAN – UNITED KINGDOM

The components of net periodic pension benefit for the Company’s pension plan in the United Kingdom (“UK”) are as follows:

	First Quarter
(In millions)	2024	2023
Interest cost	$2	$2
Expected return on plan assets	(1)	(2)
Net periodic pension benefit	$1	$—

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

The UK pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at March 30, 2024. There was no net funded amount as of December 30, 2023. In the first quarter of 2024, cash contributions of $1 million were made to the UK pension plan. The Company anticipates making further cash contributions of $1 million to the UK pension plan during the remainder of 2024.

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

RECURRING FAIR VALUE MEASUREMENTS

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments, which may be entered into to mitigate risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. The Company did not have derivative financial instruments during the first quarter of 2024.

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the first quarter of 2024, the Company recognized asset impairment charges of $6 million. Of these asset impairment charges, $5 million related to the impairment of operating lease right-of-use (“ROU”) assets associated with the Company’s retail store locations, with the remainder relating to impairment of fixed assets. In the first quarter of 2023, the Company recognized asset impairment charges of $4 million. Of these asset impairment charges, $3 million related to the impairment of operating lease ROU assets associated with the Company’s retail store locations, with the remainder relating to impairment of fixed assets and other impairment. All impairment charges discussed in the sections below are presented in Asset impairments in the Condensed Consolidated Statements of Operations.

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

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the first quarter of 2024 impairment calculation were discounted at a weighted average discount rate of 8%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There are uncertainties regarding the impact of supply chain and macroeconomic conditions on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the first quarter of 2024, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets. The Company did not identify any impairment indicators for these long-lived assets as of March 30, 2024, and as a result, there were no associated impairment charges.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The Company had assets held for sale of $7 million as of March 30, 2024, consisting of $6 million in land and $1 million in other property.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	March 30,		December 30,
	2024		2023
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Company-owned life insurance	$136	$136	$138	$138
Financial liabilities:
Long-term debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	—	—	53	53
Revenue bonds, due in varying amounts periodically through 2029	75	76	75	76
American & Foreign Power Company, Inc. 5% debentures, due 2030	16	14	16	14

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

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending, threatened and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of March 30, 2024, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these combined liabilities, the Company’s estimated range of reasonably possible losses was approximately $15 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations, or cash flows.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 11. DISCONTINUED OPERATIONS

The Company sold its CompuCom Division on December 31, 2021, through a transaction that was structured and accounted for as an equity sale. The disposition represented a strategic shift that had a major impact on the Company’s operations and financial statements, and as a result the operating results and cash flows related to the CompuCom Division have been presented as discontinued operations. The related Securities Purchase Agreement provided for consideration consisting of a cash purchase price, which was settled for $104 million in the fourth quarter of 2022, an interest-bearing promissory note in the amount of $55 million, and an earn-out provision providing for payments of up to $125 million in certain circumstances. The promissory note accrues interest at six percent per annum, payable on a quarterly basis in cash or in-kind, and is due in full on June 30, 2027. Under the earn-out provision, if the purchaser receives dividends or sale proceeds from the CompuCom business equal to (i) three times its initial capital investment in the CompuCom business plus (ii) 15% per annum on subsequent capital investments, the Company will be entitled to 50% of any subsequent dividends or sale proceeds up to and until the Company has received an aggregate of $125 million.

At the closing date of the transaction, on December 31, 2021, the Company had previously received $95 million from the purchaser. Of the additional $9 million to be received to settle the total cash purchase price, $5 million was received in the first quarter of 2023, and the promissory note was amended in February 2023 to include the remaining $4 million, bringing its principal balance to $59 million. The earn-out provision was identified to be a derivative in accordance with ASC 815, and its fair value was determined using Monte Carlo simulation as $9 million. The promissory note and the earn-out are non-current receivables as of March 30, 2024.

The Company did not have any financial results related to discontinued operations on its Condensed Consolidated Statements of Operations in the first quarter of 2024 or the first quarter of 2023.

NOTE 12. SUBSEQUENT EVENTS

On April 24, 2024, the Company’s Board of Directors approved management’s commitment to a plan to sell its Varis Division through a single disposal group. Although management did not bring forth a specific transaction to the Board of Directors, management expects to complete the sale within one year. The Company is actively marketing its Varis Division for sale at a price that the Company believes is reasonable in relation to its current fair value. However, there can be no assurances regarding the ultimate timing of this planned disposition or that such disposition will be completed. The Varis Division disposal group has met the accounting criteria to be classified as held for sale as of April 2024 and will be presented as such in the second quarter of 2024. The planned disposition of the Varis Division represents a strategic shift that will have a major impact on the Company’s operations and financial results. Accordingly, the Company expects to present the operating results and cash flows of its Varis Division as discontinued operations for all periods presented in future filings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the Company’s ability to achieve its strategic plans, including the planned sale of Varis and benefits related to Project Core, liquidity, suppliers, consumers, customers, and employees, disruptions or inefficiencies in our supply chain, uncertainties arising from conflicts including the conflicts in Russia-Ukraine and in the Middle East, and macroeconomic drivers and their effect on the U.S. economy, changes in worldwide and U.S. economic conditions including higher interest rates that materially impact consumer spending and employment and the demand for our products and services, and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth herein under “Risk Factors,” found in Other Information which supplements our discussion of “Risk Factors” within Other Key Information in our Annual Report on Form 10-K filed on February 28, 2024 (the “2023 Form 10-K”) with the SEC, Forward-Looking Statements, found in our 2023 Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist readers in better understanding and evaluating our financial condition and results of operations. We recommend reading this MD&A in conjunction with our Condensed Consolidated Financial Statements and the Notes to those statements included in the “Financial Statements” section of this Quarterly Report on Form 10-Q, as well as our 2023 Form 10-K.

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

As of March 30, 2024, our operations are organized into four reportable segments (or “Divisions”), as described below.

ODP Business Solutions Division – Our leading B2B distribution solutions provider serving small, medium, and enterprise level companies, including those in the public and education sectors. This segment operates in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. The ODP Business Solutions Division sells nationally branded, as well as our private branded, office supply and adjacency products and services to customers, who are served through a dedicated sales force, catalogs, telesales, and electronically through our Internet websites. Adjacency products and services include cleaning, janitorial, and breakroom supplies, office furniture, technology products, and copy and print services. This segment also includes our Federation entities, which are over 20 regional office supply distribution businesses acquired by us as part of our transformation to expand our reach and distribution network into geographic areas that were previously underserved, and which continue to operate under their own brand names. The acquisition of these businesses has allowed for an effective and accretive means to expand our distribution reach, target new business customers, and grow our offerings beyond traditional office supplies.

Office Depot Division – Our leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 903 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). Our Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offering business services including copying, printing, digital imaging, mailing, shipping, and technology support services. In addition, the print needs for retail and business customers are facilitated through our regional print production centers.

Veyer Division – Our supply chain, distribution, procurement and global sourcing operation, which specializes in B2B and consumer business service delivery, with core competencies in distribution, fulfillment, transportation, global sourcing, and purchasing. The Veyer Division’s customers include our Office Depot Division and ODP Business Solutions Division, as well as third-party customers. The Veyer Division also includes the Company’s global sourcing operations in Asia.

Varis Division – Our tech-enabled B2B indirect procurement marketplace, which provides a seamless way for buyers and suppliers to transact through the platform’s consumer-like buying experience, advanced spend management tools, network of suppliers, and technology capabilities. In connection with our development efforts of this Division, we acquired BuyerQuest Holdings, Inc. (“BuyerQuest”) in 2021, a software as a service eProcurement platform company. BuyerQuest’s operating results are included in our Varis Division. The Varis Division currently serves enterprise businesses and provides its services to middle- and small-sized businesses. It is focused on filling the growing demand for a B2B centric digital commerce platform that is modern, trusted, and provides the procurement controls and visibility businesses require to operate. See Recent Developments below for the planned disposition of our Varis Division.

RECENT DEVELOPMENTS

Planned Disposition of our Varis Division

On April 24, 2024, our Board of Directors approved management’s commitment to a plan to sell our Varis Division through a single disposal group. Although management did not bring forth a specific transaction to the Board of Directors, management expects to complete the sale within one year. We are actively marketing the Varis Division for sale at a price that we believe is reasonable in relation to its current fair value. However, there can be no assurances regarding the ultimate timing of this planned disposition or that such disposition will be completed. The Varis Division disposal group has met the accounting criteria to be classified as held for sale as of April 2024 and will be presented as such in the second quarter of 2024. The planned disposition of our Varis Division represents a strategic shift that will have a major impact on our operations and financial results. Accordingly, we expect to present the operating results and cash flows of the Varis Division as discontinued operations for all periods presented in future filings.

RECENT GLOBAL EVENTS

We are closely monitoring the unfolding events due to the conflict in the Middle East, and its regional and global ramifications. We do not have operations in the Middle East, and our supply chain has not been impacted as of the date of this report. Other impacts due to this rapidly evolving situation are currently unknown and the broader economic impacts could potentially subject our business to materially adverse consequences should the situation escalate beyond its current scope.

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 13-week period ended March 30, 2024 (also referred to as the “first quarter of 2024”) and April 1, 2023 (also referred to as the “first quarter of 2023”).

Our consolidated sales were lower by $237 million, or 11%, in the first quarter of 2024 compared to the same period in the prior year. Sales in our ODP Business Solutions Division decreased $82 million, or 8%, as compared to the same period in the prior year. Our ODP Business Solutions Division experienced decreased sales across a majority of its product categories, primarily in technology and supplies. This was driven by lower demand from business-to-business customers, due to reduced spending, and fewer customers. Sales in our Office Depot Division decreased $157 million, or 14%, as compared to the same period in the prior year, mainly as a result of planned store closures, lower demand, and lower average order values at our retail stores and eCommerce platform. The sales decline was across the majority of Office Depot Division’s product categories. The contribution of our Veyer Division and Varis Division to consolidated sales was not material.

Sales (External)	First Quarter
(In millions)	2024	2023	Change
ODP Business Solutions Division	$923	$1,005	(8)%
Office Depot Division	937	1,094	(14)%
Veyer Division	9	7	29%
Varis Division	2	2	0%
Total	$1,871	$2,108	(11)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•
Total gross profit decreased $71 million, or 15% in the first quarter of 2024 when compared to the same period in 2023. Our Office Depot Division, ODP Business Solutions Division, and Veyer Division had $56 million, $12 million, and $3 million lower gross profit, respectively. The decreases in gross profit were mainly due to the flow through impact of lower sales and increases in occupancy costs, which were partially offset by improved product margin. Our Varis Division had $1 million higher gross profit during this period. Our supply chain and occupancy costs have increased in the first quarter of 2024, as a percentage of sales, including labor, facility and store rents, and utilities.
•
Total gross margin for the first quarter of 2024 was 22%. Total gross margin for the first quarter of 2023 was 23%. The decrease in gross margin is mainly the result of higher supply chain and occupancy costs as a percentage of sales.
•
Total selling, general, and administrative expenses decreased $23 million in the first quarter of 2024 when compared to the same period in 2023. This was mainly driven by a $21 million decrease in our Office Depot Division in the first quarter of 2024, as well as a $3 million decrease in our ODP Business Solutions Division, and a $2 million decrease in our Varis Division. The decrease in our Office Depot Division was driven by store closures and certain strategic initiatives, including the Maximize B2B Restructuring Plan, aimed to generate savings through optimizing our retail footprint and removing corresponding costs supporting our Office Depot Division as our retail footprint is reduced. These decreases were partially offset by increases in employee-related costs and professional fees in our Veyer Division. Selling, general, and administrative expenses as a percentage of total sales was 19% in the first quarter of 2024 as compared to 18% in the same prior year period, mainly due to the deleveraging from lower sales.
•
We recorded $6 million of asset impairment charges in the first quarter of 2024 primarily related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder relating to impairment of fixed assets. Refer to Note 9. “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements for additional information.
•
Our merger and restructuring expenses, net were $27 million in the first quarter of 2024. The expenses in the period related to restructuring activities, including $25 million of restructuring costs associated with Project Core. Refer to Note 2. “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements for additional information.
•
For the first quarter of 2024, the Company’s effective tax rates were primarily impacted by a tax benefit associated with stock-based compensation awards year-to-date and settlement of an uncertain tax position for less than the reserve. For the first quarter of 2023, the Company’s effective rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate of 12% for the first quarter of 2024 to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters. Refer to Note 4. “Income Taxes” in Notes to Condensed Consolidated Financial Statements for additional information.
•
Diluted earnings per share from continuing operations was $0.40 in the first quarter of 2024 compared to $1.71 in the first quarter of 2023. The decrease in diluted earnings per share from continuing operations in the first quarter of 2024 compared to the same prior year periods is due to lower net income, partially offset by the impact of lower weighted average shares. Refer to Note 5. “Earnings Per Share” in Notes to Condensed Consolidated Financial Statements for additional information.
•
We repurchased 957 thousand shares of our common stock in the first quarter of 2024 for total consideration of $50 million. As of March 30, 2024, $972 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of first quarter of 2024 and through May 1, 2024, we bought back 703 thousand shares of our common stock at a cost of $36 million.
•
At March 30, 2024, we had $282 million in cash and cash equivalents and $689 million of available credit under the Third Amended Credit Agreement (as defined in Note 6. “Debt” in Notes to Condensed Consolidated Financial Statements), for a total liquidity of approximately $971 million. Cash provided by operating activities of continuing operations was $38 million in the first quarter of 2024 compared to cash provided by operating activities of continuing operations of $157 million in the comparable prior year period. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

ODP BUSINESS SOLUTIONS DIVISION

	First Quarter
(In millions)	2024	2023
Sales (external)	$923	$1,005
Sales (internal)	$3	$4
% change of total sales	(8)%	3%
Division operating income	$30	$39
% of total sales	3%	4%

Sales in our ODP Business Solutions Division decreased $83 million in the first quarter of 2024 compared to the corresponding quarter in 2023. During the first quarter of 2024, our ODP Business Solutions Division experienced decreased sales across a majority of its product categories, primarily in technology and supplies, compared to the corresponding quarter in 2023. This was driven by lower demand from business-to-business customers, due to reduced spending and fewer customers. We expect sales in our ODP Business Solutions Division to continue to be adversely impacted in the near term due to macroeconomic factors that continue to weigh on the U.S. economy, which can materially impact spending by our business-to-business customers and the demand for our products and services. Sales include internal sales of $3 million and $4 million in the first quarter of 2024 and the first quarter of 2023, respectively, which relate to ODP Business Solutions Division customers’ transactions held at Office Depot Division retail store locations.

Our ODP Business Solutions Division sales could be adversely impacted in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment and inflation that materially impact spending, the demand for our products and services and the availability of supply. The changes in work environments as a result of the general macroeconomic environment, including ongoing remote work trends, have been material to the results of the ODP Business Solutions Division in the first quarter of 2024. A prolonged or permanent shift to hybrid or continued remote work arrangements, as well as the substance and pace of macroeconomic recovery could continue to have a material impact to the future results of the ODP Business Solutions Division.

Our ODP Business Solutions Division operating income was $30 million in the first quarter of 2024 compared to $39 million in the first quarter of 2023, a decrease of 23%. Operating income as a percentage of sales decreased 60 basis points in the first quarter of 2024 compared to the corresponding period in 2023. The decrease in operating income was mainly driven by lower sales and higher occupancy costs, which resulted in $12 million lower gross profit. This decrease was partially offset by $3 million lower selling, general and administrative expenses, which as a percentage of sales, was 70 basis points higher compared to the corresponding period in the prior year, due to the deleveraging impact of lower sales.

OFFICE DEPOT DIVISION

	First Quarter
(In millions)	2024	2023
Sales (external)	$937	$1,094
Sales (internal)	$7	$9
% change of total sales	(14)%	(8)%
Division operating income	$50	$85
% of total sales	5%	8%
Comparable store sales decrease	(10)%	(3)%

Sales in our Office Depot Division decreased $159 million, or 14%, in the first quarter of 2024 compared to the corresponding period in 2023. The largest drivers of our product sales decline for the first quarter of 2024 were planned store closures, lower demand, and lower average order values in our stores as well as through our eCommerce platform. The sales decline in the first quarter of 2024 was across the majority of our product categories. The demand for these categories was mainly impacted by reduced spending of our customers due to macroeconomic factors affecting the U.S. economy. In addition, certain interruptions experienced due to inclement weather further impacted our store traffic during the competitive back-to-business season. We believe sales in our Office Depot Division may continue to be adversely impacted in the near term and potentially longer related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending, and the demand for our products and services.

Sales include internal sales of $7 million and $9 million in the first quarter of 2024 and the first quarter of 2023, respectively, which relate to print services provided to the ODP Business Solutions Division as well as internal service fees for providing buy online, pick up in store (“BOPIS”) transactions to ODP Business Solutions Division customers.

Sales generated through our eCommerce platform include online sales fulfilled through warehouses, BOPIS transactions, online orders shipped from store, and same day delivery orders fulfilled with retail store inventory. These sales represented 32% of Office Depot Division’s total sales in the first quarter of 2024, as compared to 29% of total sales in the comparable prior period.

Comparable store sales decreased 10% in the first quarter of 2024 reflecting lower store traffic and average order value, partially offset by higher conversion rate. The average order value was impacted by lower sales in our workspace and technology product categories. Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes or natural disasters, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods but may differ from measures used by other companies.

Our Office Depot Division operating income was $50 million in the first quarter of 2024, which decreased 41% as compared to $85 million in the first quarter of 2023. Operating income as a percentage of sales decreased 240 basis points in the first quarter of 2024 compared to the corresponding period in 2023. The reduction in operating income was mainly due to the flow through impact of lower sales, which resulted in $56 million lower gross profit. In addition, our gross margin was 130 basis points lower primarily due to the impact of higher occupancy and distribution costs, which more than offset the 100 basis points favorable product margin. The decrease in gross profit was partially offset by $21 million lower selling, general and administrative expenses, which was driven by store closures as part of the Maximize B2B Restructuring Plan, and other initiatives to reduce costs as our retail footprint is reduced. Selling, general and administrative expenses as a percentage of sales were 110 basis points higher due to deleveraging from lower sales.

As of March 30, 2024, our Office Depot Division operated 903 retail stores in the United States, Puerto Rico, and the U.S. Virgin Islands compared to 959 stores at the end of the first quarter of 2023. Charges associated with store closures as part of a restructuring plan are reported as appropriate in Asset impairments and Merger and restructuring expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail store and distribution center assets and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to the “Corporate” section below for additional information of expenses incurred to date.

VEYER DIVISION

	First Quarter
(In millions)	2024	2023
Sales (external)	$9	$7
Sales (internal)	$1,235	$1,412
% change of total sales	(12)%	(7)%
Division operating income	$9	$15
% of total sales	1%	1%

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

In the first quarter of 2024 and the first quarter of 2023, $586 million and $692 million of internal sales are to the Office Depot Division, and $649 million and $720 million are to the ODP Business Solutions Division, respectively. The decrease in internal sales to the Office Depot Division is related to the decline in customer demand at our retail stores and eCommerce platform, which is discussed further in the Office Depot Division section above. The decrease in internal sales to the ODP Business Solutions Division is related to reduced demand experienced by ODP Business Solutions Division during the first quarter of 2024, which is discussed further in the ODP Business Solutions Division section above.

External sales represent supply chain services provided to third parties, as well as product sales by our Asia sourcing operation to third parties. The $2 million increase in external sales in the first quarter of 2024 was driven by supply chain services and product sales to third parties.

Our Veyer Division operating income was $9 million in the first quarter of 2024 compared to $15 million in the first quarter of 2023. The decrease in the period related to the flow through impact of lower internal sales, which resulted in $4 million less gross profit, as well as a $3 million increase in selling, general and administrative expenses due to higher employee-related costs and professional fees. This was partially offset by a favorable impact of $1 million from higher sales to third parties. The gross margin was flat as compared to the corresponding period in the prior year. Future performance of our Veyer Division is dependent upon market conditions in the transportation and logistics industry, including fluctuations in labor and fuel costs, and its ability to pass any cost increases through to its customers.

VARIS DIVISION

	First Quarter
(In millions)	2024	2023
Sales (external)	$2	$2
Sales (internal)	$—	$—
% change of total sales	0%	0%
Division operating loss	$(14)	$(17)
% of total sales	(700)%	(850)%

Sales in our Varis Division in the first quarter of 2024 were flat compared to the corresponding period in the prior year. Sales predominantly related to subscription services.

Division operating loss was $14 million in the first quarter of 2024 compared to $17 million in the first quarter of 2023. Our Varis Division had lower employee-related costs in the first quarter of 2024 compared to the corresponding period in the prior year. This was partially offset by costs incurred related to the amortization of internally developed software, which represent investments in the resources required to expand and scale the technology platform.

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

Asset impairments

We recognized asset impairment charges of $6 million in the first quarter of 2024. Of these asset impairment charges, $5 million related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder relating to impairment of fixed assets. We recognized asset impairment charges of $4 million in the first quarter of 2023. Of these asset impairment charges, $3 million was related to impairment of operating lease ROU assets associated with our retail store locations.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In the first quarter of 2024, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our restructuring programs, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value.

We test our goodwill and indefinite-lived intangible assets for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. There were no events or changes in circumstances that indicate an impairment may have occurred during the first quarter of 2024. We will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of our reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in goodwill impairment charges. Further, while we are currently in a strong liquidity and capital position, a significant deterioration may have a material impact on our liquidity and capital in future periods.

Merger and restructuring expenses, net

We have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions, and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger and restructuring expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income.

In March 2024, our Board of Directors approved a restructuring plan to redesign our company-wide low-cost business model approach and create further efficiencies in our business to lower costs (“Project Core”). This was driven by a need to significantly reduce costs due to macroeconomic and other factors impacting our sales, as well as insights gained following the first year of operations of realignment of our operating segments into four divisions. The scope of Project Core was approved in two phases, in March 2024 and April 2024, and includes cost improvement actions across the entire enterprise, including our Varis Division. It aims to optimize our organizational structure to support future growth of the business. Project Core is expected to be completed in 2025, with the majority of actions expected to be taken by the end of 2024. Total estimated restructuring costs related to Project Core are estimated to be up to $57 million, of which $35 million are estimated to be termination benefits, which mainly consists of severance, and $22 million are estimated to be costs to facilitate the program, which mainly consists of third-party professional fees and other incremental employee-related costs to implement actions. All costs of Project Core are expected to be cash expenditures.

Merger and restructuring expenses, net were $27 million in the first quarter of 2024 compared to less than $1 million in the first quarter of 2023. Of the expenses in the first quarter of 2024, $25 million relate to Project Core, which consists of $19 million of severance and $6 million of third-party professional fees. Refer to Note 2. “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements for an additional analysis of these Corporate charges.

Unallocated Expenses

We allocate to our Divisions functional support expenses that are considered to be directly or closely related to segment activity. These allocated expenses are included in the measurement of Division operating income. Other companies may charge more or less for functional support expenses to their segments, and our results, therefore, may not be comparable to similarly titled measures used by other companies. The unallocated expenses primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, legal, audit and similar functions. Unallocated expenses were $24 million in the first quarter of 2024 compared to $23 million in the first quarter of 2023. The increase in the first quarter of 2024 compared to the prior year period was primarily due to higher corporate payroll and incentive expenses, partially offset by lower third-party legal fees.

Other Income and Expense

	First Quarter
(In millions)	2024	2023
Interest income	$3	$2
Interest expense	(4)	(5)
Other income, net	—	2

In April 2020, we entered into the Third Amended Credit Agreement which provided for an aggregate principal amount of up to $1.3 billion asset-based revolving credit facility and asset-based FILO Term Loan Facility, maturing in April 2025. In 2022, we reduced our asset-based revolving credit facility by $200 million to $1.0 billion and retired $43 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement. We recorded $1 million of interest expense in the first quarter of 2024 and $2 million of interest expense in the first quarter of 2023, related to the Third Amended Credit Agreement. We also recorded interest expense related to our finance lease obligations and revenue bonds in all periods presented.

Other income, net includes the pension credit related to the frozen OfficeMax pension and other benefit plans, as well as the pension credit related to the pension plan in the United Kingdom that has been retained by us in connection with the sale of the European Business.

Income Taxes

Our effective tax rate was 12% for the first quarter of 2024 and 23% for the first quarter of 2023. For the first quarter of 2024 the Company’s effective rate was primarily impacted by a tax benefit associated with stock-based compensation awards year-to-date and the settlement of an uncertain tax position for less than the reserve. For the first quarter of 2023, the Company’s effective rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date. This along with the impact of state taxes and the mix of income and losses across U.S and non-U.S. jurisdictions, caused our effective tax rate to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

It is anticipated that $3 million of tax positions will be resolved within the next 12 months. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made at this time.

The Organization for Economic Cooperation and Development reached agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. We do not expect these legislative changes to have an adverse impact on our effective tax rate, tax liabilities or cash tax.

Discontinued Operations

Refer to Note 11. “Discontinued Operations” in Notes to Condensed Consolidated Financial Statements for information regarding the CompuCom Division which is accounted for as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At March 30, 2024 and December 30, 2023, we had $282 million and $392 million in cash and cash equivalents, respectively, and $689 million and $696 million of available credit under the Third Amended Credit Agreement, respectively, for a total liquidity of approximately $971 million and $1.1 billion at the end of each respective period. Despite the weaker global economic conditions and the uncertainties related to the current macroeconomic environment, we currently believe that as a result of our strong financial position, including our cash and cash equivalents on hand, availability of funds under the Third Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. From time to time, we may prepay outstanding debt and/or restructure or refinance debt obligations.

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

During the first quarter of 2024, we retired $53 million of outstanding FILO Term Loan Facility loans, resulting in no FILO Term Facility loans at March 30, 2024. This was funded through available liquidity. There were no revolving loans outstanding at March 30, 2024. At March 30, 2024, we had $37 million of outstanding standby letters of credit and $689 million of available credit under the Third Amended Credit Agreement. We were in compliance with all applicable covenants at March 30, 2024.

Acquisitions and dispositions

In addition to the business acquisition disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets in connection with our strategic transformation. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness.

Capital Expenditures

We estimate capital expenditures in 2024 to be up to approximately $105 million, which includes investments to support our business priorities. These expenditures will be funded through available cash on hand and operating cash flows.

Capital Return Programs – Share Repurchases and Dividends

In October 2022, our Board of Directors approved a new stock repurchase program of up to $1 billion, available through December 31, 2025, to replace the then existing $600 million stock repurchase program effective November 3, 2022. In February 2024, our Board of Directors approved a new stock repurchase program of up to $1 billion of our common stock, available through March 31, 2027, which replaced the then existing $1 billion stock repurchase program. In the first quarter of 2024, we repurchased 957 million shares of our common stock for total consideration of $50 million. As of March 30, 2024, $972 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of the first quarter of 2024 and through May 1, 2024, we repurchased 703 thousand shares of our common stock at a cost of $36 million.

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

We did not declare any cash dividends in the first quarter of 2024. We do not anticipate declaring cash dividends in the foreseeable future. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

We will continue to evaluate our capital return programs as appropriate. Decisions regarding future share repurchases and dividends are within the discretion of our Board of Directors, and depend on a number of factors, including, general business and economic conditions, which includes the impact of COVID-19 on such conditions, and other factors which are discussed in this discussion and analysis and “Risk Factors” within Other Key Information in our 2023 Form 10-K.

CASH FLOWS

Continuing Operations

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

	First Quarter
(In millions)	2024	2023
Operating activities of continuing operations	$38	$157
Investing activities of continuing operations	(34)	(36)
Financing activities of continuing operations	(113)	(185)

Operating Activities

In the first quarter of 2024, cash provided by operating activities of continuing operations was $38 million, compared to $157 million during the corresponding period in 2023. This decrease in cash flows from operating activities was primarily driven by $50 million less net income after adjusting for non-cash charges, $25 million less usage of deferred tax assets, and $44 million less cash flows from working capital. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. In the first quarter of 2024, the primary drivers for lower cash flows from working capital were $33 million less cash flows from our trade payables and other liabilities, and $8 million less cash flows from our inventories. The changes in our payables and other liabilities are reflective of the timing of payments. The change in inventories is mainly attributable to purchase volume.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash used in investing activities of continuing operations was $34 million in the first quarter of 2024, compared to cash used in investing activities of continuing operations of $36 million in the first quarter of 2023. The cash outflow in the first quarter of 2024 was driven by $35 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities, partially offset by $1 million of proceeds from disposition of assets. The cash outflow in the first quarter of 2023 was driven by $27 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities, as well as $10 million related to a business acquisition. These outflows were partially offset by proceeds from sale of assets of $1 million.

Financing Activities

Cash used in financing activities of continuing operations was $113 million in the first quarter of 2024, compared to $185 million in the first quarter of 2023. The cash outflow in the first quarter of 2024 primarily consisted of $50 million in repurchases of common stock, including commissions, $53 million related to the retirement of our FILO Term Loan Facility loans, $6 million share purchases for taxes, net of proceeds, for employee share-based transactions, and $3 million of net payments on long- and short-term borrowings activity related to our debt. The cash outflow in the first quarter of 2023 primarily consisted of $201 million in repurchases of common stock, including commissions, $40 million net borrowing on our asset-based revolving credit facility, $19 million share purchases for taxes, net of proceeds, for employee share-based transactions, and $5 million of net payments on long- and short-term borrowings activity related to our debt.

Discontinued Operations

There was no cash flow related to operating and financing activities of discontinued operations for the first quarter of 2024 or the first quarter of 2023.

There was no cash flow related to investing activities of discontinued operations in the first quarter of 2024 compared to cash provided by investing activities of discontinued operations of $5 million in the first quarter of 2023. The cash flows in the comparative period represent proceeds from the purchaser to settle the cash, debt and working capital adjustments related to sale of our CompuCom Division.

NEW ACCOUNTING STANDARDS

For a description of new applicable accounting standards, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2023 Form 10-K, in Note 1 of the Notes to Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except for our accounting policy updates described in Note 1 “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting policies since December 30, 2023.

OTHER INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 30, 2024, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2023 Form 10-K.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that, as of March 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 10. “Contingencies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2023 Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased 957 thousand shares of our common stock at a cost of $50 million in the first quarter of 2024. As of March 30, 2024, $972 million remained available for additional repurchases under the current stock repurchase. Subsequent to the end of the first quarter of 2024 and through May 1, 2024, we repurchased 703 thousand shares of our common stock at a cost of $36 million.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number		Part of a Publicly	Purchased Under
	of Shares	Average	Announced Plan or	the Repurchase
	Purchased	Price Paid	Program	Program
Period	(In thousands)	per Share	(In thousands)	(In millions) (1)
December 31, 2023 — January 27, 2024	170	$52.89	170	$543
January 28, 2024 — February 24, 2024	181	$53.08	181	$533
February 25, 2024 — March 30, 2024	606	$52.31	606	$972
Total	957	$52.56	957

(1) In February 2024, our Board of Directors approved a new stock repurchase program of up to $1 billion, available through March 31, 2027, to replace the existing $1 billion stock repurchase program effective March 4, 2024.

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

We did not declare any cash dividends in first quarter of 2024 and do not anticipate declaring cash dividends in the foreseeable future. Our Third Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

OTHER INFORMATION

RULE 10B5-1 TRADING PLANS

On March 5, 2024, John Gannfors, Executive Vice President and President of Veyer, entered into a trading plan designed to satisfy the affirmative defense of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The trading plan provides for sales of up to 24,955 shares of our common stock beginning on June 7, 2024 until December 31, 2024 or once all of the shares have been sold. The trading plan is in accordance with our securities trading policy.

On March 6, 2024, Kevin Moffitt, Executive Vice President and President of Office Depot, entered into a trading plan designed to satisfy the affirmative defense of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The trading plan provides for sales of up to 23,898 shares of our common stock beginning on June 10, 2024 until December 31, 2024 or once all of the shares have been sold. The trading plan is in accordance with our securities trading policy.

EXHIBITS

31.1	Certification of Principal Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Omnibus Amendment To 2021 FCF Performance Share Award Agreements And 2021 TSR Performance Share Award Agreements

10.2	Omnibus Amendment To 2021 Restricted Stock Unit Award Agreements

10.3	Omnibus Amendment To 2022 TSR Performance Share Award Agreements

10.4	Omnibus Amendment To 2022 Restricted Stock Unit Award Agreements

10.5	Omnibus Amendment To 2023 Restricted Stock Unit Award Agreements - Canada

10.6	Omnibus Amendment To 2023 Restricted Stock Unit Award Agreements

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

FORM 10-Q CROSS-REFERENCE INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ODP CORPORATION
(Registrant)

Date: May 8, 2024	By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ D. ANTHONY SCAGLIONE
D. Anthony Scaglione
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2024	By:	/s/ MAX W. HOOD
Max W. Hood
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)