Form 10-Q
period 2024-06-29
ODP Corp
filed 2024-08-07
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At July 31, 2024, there were 33,580,978 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

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

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Sales	$1,717	$1,907	$3,586	$4,013
Cost of goods and occupancy costs	1,375	1,493	2,836	3,118
Gross profit	342	414	750	895
Selling, general and administrative expenses	309	347	650	712
Asset impairments	8	6	14	10
Merger and restructuring expenses, net	25	1	45	1
Operating income	—	60	41	172
Other income (expense):
Interest income	2	2	5	4
Interest expense	(5)	(5)	(10)	(10)
Other income, net	(1)	3	(1)	5
Income (loss) from continuing operations before income taxes	(4)	60	35	171
Income tax expense	—	17	8	44
Net income (loss) from continuing operations	(4)	43	27	127
Discontinued operations, net of tax	(69)	(9)	(85)	(20)
Net income (loss)	$(73)	$34	$(58)	$107
Basic earnings (loss) per share
Continuing operations	$(0.12)	$1.11	$0.75	$3.22
Discontinued operations	(1.93)	(0.22)	(2.34)	(0.52)
Net basic earnings (loss) per share	$(2.05)	$0.89	$(1.59)	$2.70
Diluted earnings (loss) per share
Continuing operations	$(0.12)	$1.09	$0.73	$3.11
Discontinued operations	(1.93)	(0.22)	(2.28)	(0.50)
Net diluted earnings (loss) per share	$(2.05)	$0.87	$(1.55)	$2.61

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in The ODP Corporation Annual Report on Form 10-K filed on February 28, 2024 (the “2023 Form 10-K”).

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income (loss)	$(73)	$34	$(58)	$107
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	1	5	(3)	7
Change in deferred pension	(1)	—	—	—
Other	—	(1)	—	(1)
Total other comprehensive income (loss), net of tax, where applicable	—	4	(3)	6
Comprehensive income (loss)	$(73)	$38	$(61)	$113

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2023 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	June 29,	December 30,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180	$381
Receivables, net	465	485
Inventories	778	765
Prepaid expenses and other current assets	38	28
Current assets held for sale	15	80
Total current assets	1,476	1,739
Property and equipment, net	301	297
Operating lease right-of-use assets	999	983
Goodwill	403	403
Other intangible assets, net	43	45
Deferred income taxes	158	142
Other assets	273	278
Total assets	$3,653	$3,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$779	$755
Accrued expenses and other current liabilities	840	915
Income taxes payable	5	6
Short-term borrowings and current maturities of long-term debt	10	9
Current liabilities held for sale	8	12
Total current liabilities	1,642	1,697
Deferred income taxes and other long-term liabilities	113	120
Pension and postretirement obligations, net	13	15
Long-term debt, net of current maturities	173	165
Operating lease liabilities, net of current portion	819	789
Total liabilities	2,760	2,786
Contingencies (Note 10)
Stockholders’ equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 67,382,080 at June 29, 2024 and 66,700,292 at December 30, 2023; outstanding shares — 34,321,389 at June 29, 2024 and 36,959,377 at December 30, 2023	1	1
Additional paid-in capital	2,759	2,752
Accumulated other comprehensive loss	(117)	(114)
Accumulated deficit	(370)	(312)
Treasury stock, at cost — 33,060,691 shares at June 29, 2024 and 29,740,915 shares at December 30, 2023	(1,380)	(1,226)
Total stockholders’ equity	893	1,101
Total liabilities and stockholders’ equity	$3,653	$3,887

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2023 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	26 Weeks Ended
	June 29,	July 1,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(58)	$107
Loss from discontinued operations, net of tax	(85)	(20)
Net income from continuing operations	27	127
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49	50
Amortization of debt discount and issuance costs	1	1
Charges for losses on receivables and inventories	12	10
Asset impairments	14	10
Gain on disposition of assets, net	(1)	(1)
Compensation expense for share-based payments	20	14
Deferred income taxes and deferred tax asset valuation allowances	(18)	23
Changes in working capital and other operating activities	(61)	(65)
Net cash provided by operating activities of continuing operations	43	169
Net cash used in operating activities of discontinued operations	(16)	(20)
Net cash provided by operating activities	27	149
Cash flows from investing activities:
Capital expenditures	(50)	(36)
Businesses acquired, net of cash acquired	—	(10)
Proceeds from disposition of assets	1	101
Settlement of company-owned life insurance policies	1	1
Net cash provided by (used in) investing activities of continuing operations	(48)	56
Net cash used in investing activities of discontinued operations	(5)	(10)
Net cash provided by (used in) investing activities	(53)	46
Cash flows from financing activities:
Net payments on long and short-term borrowings	(5)	(9)
Debt retirement	(240)	(165)
Debt issuance	246	165
Share purchases for taxes, net of proceeds from employee share-based transactions	(15)	(23)
Repurchase of common stock for treasury	(153)	(231)
Other financing activities	(7)	—
Net cash used in financing activities of continuing operations	(174)	(263)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(174)	(263)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	1
Net decrease in cash, cash equivalents and restricted cash	(202)	(67)
Cash, cash equivalents and restricted cash at beginning of period	395	404
Cash, cash equivalents and restricted cash at end of period	$193	$337
Supplemental information on non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$155	$148
Right-of-use assets obtained in exchange for new finance lease liabilities	8	3
Cash interest paid, net of amounts capitalized and non-recourse debt	8	10
Cash taxes paid, net	11	19

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2023 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share amounts)

(Unaudited)

	26 Weeks Ended June 29, 2024
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 30, 2023	66,700,292	$1	$2,752	$(114)	$(312)	$(1,226)	$1,101
Net income	—	—	—	—	15	—	15
Other comprehensive loss	—	—	—	(3)	—	—	(3)
Exercise and release of incentive stock (including income tax benefits and withholding)	258,397	—	(6)	—	—	—	(6)
Amortization of long-term incentive stock grants	—	—	11	—	—	—	11
Repurchase of common stock	—	—	—	—	—	(50)	(50)
Other	—	—	1	—	—	—	1
Balance at March 30, 2024	66,958,689	$1	$2,758	$(117)	$(297)	$(1,276)	$1,069
Net loss	—	—	—	—	(73)	—	(73)
Other comprehensive income	—	—	—	—	—	—	—
Exercise and release of incentive stock (including income tax benefits and withholding)	423,391	—	(9)	—	—	—	(9)
Amortization of long-term incentive stock grants	—	—	11	—	—	—	11
Repurchase of common stock	—	—	—	—	—	(104)	(104)
Other	—	—	(1)	—	—	—	(1)
Balance at June 29, 2024	67,382,080	$1	$2,759	$(117)	$(370)	$(1,380)	$893

	26 Weeks Ended July 1, 2023
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 31, 2022	65,636,015	$1	$2,742	$(77)	$(451)	$(928)	$1,287
Net income	—	—	—	—	72	—	72
Other comprehensive income	—	—	—	2	—	—	2
Exercise and release of incentive stock (including income tax benefits and withholding)	812,978	—	(19)	—	—	—	(19)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Repurchase of common stock	—	—	—	—	—	(202)	(202)
Other	—	—	—	—	—	(1)	(1)
Balance at April 1, 2023	66,448,993	$1	$2,732	$(75)	$(379)	$(1,131)	$1,148
Net income	—	—	—	—	34	—	34
Other comprehensive income	—	—	—	4	—	—	4
Exercise and release of incentive stock (including income tax benefits and withholding)	148,113	—	(4)	—	—	—	(4)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Repurchase of common stock	—	—	—	—	—	(31)	(31)
Other	—	—	—	—	1	—	1
Balance at July 1, 2023	66,597,106	$1	$2,737	$(71)	$(344)	$(1,162)	$1,161

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2023 Form 10-K.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The ODP Corporation (including its consolidated subsidiaries, “ODP” or the “Company”) is a leading provider of products, services and technology solutions through an integrated business-to-business (“B2B”) distribution platform and omni-channel presence, which includes supply chain and distribution operations, dedicated sales professionals, online presence, and a network of Office Depot and OfficeMax retail stores. Through its operating companies ODP Business Solutions, LLC; Office Depot, LLC; and Veyer, LLC, The ODP Corporation empowers every business, professional, and consumer to achieve more every day.

The Company has three reportable segments (or “Divisions”), which are ODP Business Solutions Division, Office Depot Division, and Veyer Division. Refer to Note 3 for additional information. On April 24, 2024, the Company’s Board of Directors provided their approval of management’s commitment to a plan to sell its Varis Division through a single disposal group. Accordingly, Varis Division is presented as discontinued operations beginning in the second quarter of 2024. The Company has reclassified the financial results of the Varis Division to discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The Company also reclassified the related assets and liabilities as assets and liabilities held for sale on the accompanying Condensed Consolidated Balance Sheets as of June 29, 2024, and December 30, 2023. Cash flows from the Company’s discontinued operations are presented as such in the Condensed Consolidated Statements of Cash Flows for all periods. Refer to Note 11 for additional information.

The Condensed Consolidated Financial Statements as of June 29, 2024, and for the 13-week and 26-week periods ended June 29, 2024 (also referred to as the “second quarter of 2024” and the “first half of 2024,” respectively), and July 1, 2023 (also referred to as the “second quarter of 2023” and the “first half of 2023,” respectively) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

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

CASH MANAGEMENT

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Amounts not yet presented for payment to zero balance disbursement accounts of $8 million and $13 million at June 29, 2024 and December 30, 2023, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

At June 29, 2024 and December 30, 2023, cash and cash equivalents held outside the United States amounted to $68 million and $106 million, respectively. In the first half of 2024, the Company repatriated $25 million cash that was held in Canada, for a cost of $1 million.

The Company has certain ongoing pension obligations related to its frozen defined benefit pension plan in the United Kingdom (“UK”). Restricted cash consists primarily of cash in bank committed to fund UK pension obligations based on the agreements that govern the UK pension plan. Restricted cash is valued at cost, which approximates fair value. Restricted cash was $3 million at June 29, 2024 and December 30, 2023, and is presented in Other assets.

In addition, $10 million of cash at both June 29, 2024 and December 30, 2023 relates to the Varis Division and is presented in Current assets held for sale.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

REVENUE AND CONTRACT BALANCES

The Company generates substantially all of its revenue from contracts with customers for the sale of products and services. Refer to Note 3 for information on revenue by reportable segment and product category. Contract balances primarily consist of receivables, assets related to deferred contract acquisition costs, liabilities related to payments received in advance of performance under the contract, and liabilities related to unredeemed gift cards and loyalty programs. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	June 29,	December 30,
(In millions)	2024	2023
Trade receivables, net	$360	$367
Short-term contract assets	4	4
Long-term contract assets	1	1
Short-term contract liabilities	26	29

The Company recognized revenues of $11 million and $21 million in the first half of 2024 and 2023, respectively, which were included in the short-term contract liability balance at the beginning of each respective period.

NEW ACCOUNTING STANDARDS

Standards that are not yet adopted:

Segment Reporting: In November 2023, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that modified the disclosure requirements for all public entities that are required to report segment information. The update will change the reporting of segments by adding significant segment expenses, other segment items, title and position of chief operating decision maker and how they use the reported measures to make decisions. The update also requires all annual disclosures about reportable segment’s profit or loss and assets in interim periods. This accounting update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will result in additional disclosures, but will not have any other impact on its Consolidated Financial Statements.

Income Taxes: In December 2023, the FASB issued an accounting standard update that enhances the transparency and decision usefulness of income tax disclosures by adding effects from state and local taxes, foreign tax, changes in tax laws or rates in current period, cross-border tax laws, tax credits, valuation allowances, nontaxable and nondeductible items, and unrecognized tax benefits. This update will also require separate disclosure for any reconciling items. This accounting update is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will result in additional disclosures, but will not have any other impact on its Consolidated Financial Statements.

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

	Second Quarter		First Half
(In millions)	2024	2023	2024	2023
Merger and transaction related expenses
Transaction and integration	$—	$—	$—	$—
Total Merger and transaction related expenses	—	—	—	—
Restructuring expenses
Severance	15	—	26	—
Professional fees	8	—	14	—
Facility closure, contract termination, and other expenses, net	2	1	5	1
Total Restructuring expenses, net	25	1	45	1
Total Merger and restructuring expenses, net	$25	$1	$45	$1

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

MERGER AND TRANSACTION RELATED EXPENSES

Transaction and integration expenses include legal, accounting, and other third-party expenses incurred in connection with acquisitions. In the second quarter and first half of 2024, the Company recognized transaction and integration expenses of less than $1 million related to potential acquisition activities. The Company did not have any transaction and integration expenses in the second quarter of 2023, and had less than $1 million of expenses in the first half of 2023.

RESTRUCTURING EXPENSES

Project Core

In March 2024, the Company’s Board of Directors approved a restructuring plan to redesign its company-wide low-cost business model approach and create further efficiencies in its business to lower costs (“Project Core”). This was driven by a need to significantly reduce costs due to macroeconomic and other factors impacting the Company’s sales, as well as insights gained following the first year of operations of realignment of its operating segments into four divisions. The scope of Project Core was approved in two phases, in March 2024 and April 2024, and includes cost improvement actions across the entire enterprise, including the Varis Division, which is now presented as discontinued operations. It aims to optimize the Company’s organizational structure to support future growth of the business. Project Core is expected to be completed in 2025, with the majority of actions expected to be taken by the end of 2024. Total restructuring costs related to Project Core are estimated to be up to $57 million, of which $35 million are estimated to be termination benefits, which mainly consists of severance, and $22 million are estimated to be costs to facilitate the program, which consists of third-party professional fees, and other incremental employee-related costs to implement actions. All costs of Project Core are expected to be cash expenditures.

In the second quarter of 2024, the Company incurred $24 million of restructuring costs associated with Project Core. Of these costs, $15 million was severance and $9 million were costs to facilitate the program, which mainly consisted of third-party professional fees. In the first half of 2024, the Company incurred $42 million of restructuring costs associated with Project Core. Of these costs, $26 million was severance and $16 million were costs to facilitate the program, which mainly consisted of third-party professional fees. In addition, in the first half of 2024, the Company incurred $8 million of severance expenses related to the Varis Division, which are presented in discontinued operations and excluded from the table above.

The Company made cash payments of $30 million and $32 million associated with expenditures for Project Core in the second quarter and first half of 2024, respectively. Of these cash payments, $8 million were related to the Varis Division.

Maximize B2B Restructuring Plan

Since the inception of the Maximize B2B Restructuring Plan in May 2020, the Company has closed a total of 297 retail stores and two distribution facilities through 2023, with an additional eight and 20 retail stores closed in the second quarter and first half of 2024, respectively, under this plan. In the second quarter and first half of 2024, the Company incurred $1 million and $3 million of restructuring costs associated with the Maximize B2B Restructuring Plan, respectively, and made cash payments of $3 million and $5 million associated with these expenditures, respectively. In the second quarter and first half of 2023, the Company incurred $1 million of restructuring costs associated with the Maximize B2B Restructuring Plan, and made cash payments of $1 million and $4 million, respectively, associated with expenditures for the Maximize B2B Restructuring Plan.

MERGER AND RESTRUCTURING ACCRUALS

The activity in the merger and restructuring accruals the first half of 2024 is presented in the table below. Certain merger and restructuring charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

	Balance as of			Balance as of
	December 30,	Charges (credits)	Cash	June 29,
(In millions)	2023	Incurred	Payments	2024
Termination benefits:
Project Core	$—	$26	$(11)	$15
Maximize B2B Restructuring Plan	2	—	(1)	1
Lease and contract obligations, accruals for facilities closures and other costs:
Project Core	—	14	(12)	2
Maximize B2B Restructuring Plan	3	3	(3)	3
Comprehensive Business Review	1	(1)	—	—
Total	$6	$42	$(27)	$21

Substantially all of these liabilities are short-term and are included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 3. SEGMENT INFORMATION

At June 29, 2024, the Company had three reportable segments:

ODP Business Solutions Division – The Company’s leading B2B distribution solutions provider serving small, medium, and enterprise level companies, including those in the public and education sectors. This segment operates in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. The ODP Business Solutions Division sells nationally branded, as well as the Company’s private branded, office supply and adjacency products and services to customers, who are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites. Adjacency products and services include cleaning, janitorial and breakroom supplies, office furniture, technology products, and copy and print services. This segment also includes our Federation entities, which are over 20 regional office supply distribution businesses acquired by the Company as part of its transformation to expand its reach and distribution network into geographic areas that were previously underserved, and which continue to operate under their own brand names. The acquisition of these businesses has allowed for an effective means to expand our distribution reach, target new business customers, and grow our offerings beyond traditional office supplies.

Office Depot Division – The Company’s leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 894 Office Depot and OfficeMax retail locations in the United States, Puerto Rico, and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). The Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture, as well as offering business services including copying, printing, digital imaging, mailing, shipping, and technology support services. In addition, the print needs for retail and business customers are facilitated through the Company’s regional print production centers.

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

On April 24, 2024, management obtained the Board of Directors’ approval and committed to a plan to sell its Varis Division through a single disposal group. The Varis Division is the Company’s tech-enabled B2B indirect procurement marketplace, which provides a seamless way for buyers and suppliers to transact through the platform’s consumer-like buying experience, advanced spend management tools, network of suppliers, and technology capabilities. The Varis Division disposal group has met the accounting criteria to be classified as held for sale as of April 2024 and is presented as discontinued operations beginning in the second quarter of 2024. Refer to Note 11 for additional information.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following is a summary of sales and operating income by each of the Divisions, reconciled to consolidated totals:

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Eliminations	Total
Second Quarter of 2024
Sales (external)	$915	$792	$10	$—	$1,717
Sales (internal)	2	7	1,167	(1,176)	—
Total sales	$917	$799	$1,177	$(1,176)	$1,717
Division operating income	$29	$17	$5	$—	$51

First Half of 2024
Sales (external)	$1,838	$1,729	$19	$—	$3,586
Sales (internal)	5	15	2,401	(2,421)	—
Total sales	$1,843	$1,744	$2,420	$(2,421)	$3,586
Division operating income	$59	$68	$14	$—	$141

Second Quarter of 2023
Sales (external)	$999	$898	$10	$—	$1,907
Sales (internal)	3	8	1,312	(1,323)	—
Total sales	$1,002	$906	$1,322	$(1,323)	$1,907
Division operating income	$45	$35	$6	$—	$86

First Half of 2023
Sales (external)	$2,005	$1,991	$17	$—	$4,013
Sales (internal)	7	17	2,725	(2,749)	—
Total sales	$2,012	$2,008	$2,742	$(2,749)	$4,013
Division operating income	$84	$120	$21	$—	$225

The reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows, and includes charges and credits retained at the Corporate level:

	Second Quarter		First Half
(In millions)	2024	2023	2024	2023
Total Divisions operating income	$51	$86	$141	$225
Add/(subtract):
Asset impairments	(8)	(6)	(14)	(10)
Merger and restructuring expenses, net	(25)	(1)	(45)	(1)
Unallocated expenses	(18)	(19)	(41)	(42)
Interest income	2	2	5	4
Interest expense	(5)	(5)	(10)	(10)
Other income, net	(1)	3	(1)	5
Income (loss) from continuing operations before income taxes	$(4)	$60	$35	$171

The following table provides information about disaggregated sales by major categories:

	Second Quarter		First Half
(In millions)	2024	2023	2024	2023
Major sales categories
Supplies	$846	$948	$1,775	$1,999
Technology	475	525	1,004	1,139
Furniture and other	236	271	489	550
Copy and print	160	163	318	325
Total	$1,717	$1,907	$3,586	$4,013

The components of goodwill by segment are as follows:

(In millions)	Balance as of December 30, 2023	Balance as of June 29, 2024
ODP Business Solutions Division	$149	$149
Office Depot Division	219	219
Veyer Division	35	35
Total	$403	$403

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. Each reportable segment also represents a reporting unit. There were no events or changes in circumstances that indicate an impairment may have occurred during the second quarter of 2024. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level. If the operating results of the Company’s reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in goodwill impairment charges.

NOTE 4. INCOME TAXES

The Company’s effective tax rates were 0% and 23% for the second quarter and first half of 2024, respectively, and 28% and 26% for the second quarter and first half of 2023, respectively. For the second quarter and first half of 2024, the Company’s effective tax rates were primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date and the settlement of an uncertain tax position for less than the reserve in the first quarter partially offset by additional uncertain tax positions in the second quarter. For the second quarter and first half of 2023, the Company’s effective rates were primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 5. EARNINGS (LOSS) PER SHARE

The following table represents the calculation of earnings per common share – basic and diluted:

	Second Quarter		First Half
(In millions, except per share amounts)	2024	2023	2024	2023
Basic Earnings (Loss) Per Share
Numerator:
Net income (loss) from continuing operations	$(4)	$43	$27	$127
Loss from discontinued operations, net of tax	(69)	(9)	(85)	(20)
Net income (loss)	$(73)	$34	$(58)	$107
Denominator:
Weighted-average shares outstanding	35	38	36	40
Basic earnings (loss) per share
Continuing operations	$(0.12)	$1.11	$0.75	$3.22
Discontinued operations	(1.93)	(0.22)	(2.34)	(0.52)
Net basic earnings (loss) per share	$(2.05)	$0.89	$(1.59)	$2.70
Diluted Earnings (Loss) Per Share
Numerator:
Net income (loss) from continuing operations	$(4)	$43	$27	$127
Loss from discontinued operations, net of tax	(69)	(9)	(85)	(20)
Net income (loss)	$(73)	$34	$(58)	$107
Denominator:
Weighted-average shares outstanding	35	38	36	40
Effect of dilutive securities:
Stock options and restricted stock	—	1	1	1
Diluted weighted-average shares outstanding	35	39	37	41
Diluted earnings (loss) per share
Continuing operations	$(0.12)	$1.09	$0.73	$3.11
Discontinued operations	(1.93)	(0.22)	(2.28)	(0.50)
Net diluted earnings (loss) per share	$(2.05)	$0.87	$(1.55)	$2.61

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were 1 million and less than 1 million in the second quarter and first half of 2024, respectively, and 1 million and less than 1 million the second quarter and first half of 2023, respectively, but they were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

NOTE 6. DEBT

On May 9, 2024, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”), which provides for an $800 million asset-based revolving credit facility (the “New Facility”). The New Facility matures on May 9, 2029. The Fourth Amended Credit Agreement replaced the Company’s then existing amended and restated credit agreement, the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), that was due to mature in April 2025. The Company retired $53 million of outstanding asset-based first-in, last-out term loan facility (the “FILO Term Loan Facility”) loans under the Third Amended Credit Agreement prior to its amendment, resulting in no remaining FILO Term Loan Facility loans. The Company incurred approximately $5 million of new debt issuance costs for the Fourth Amended Credit Agreement, which will be recognized in interest expense through May 2029, the maturity date of the New Facility. The Company recognized less than $1 million of loss from modification of debt related to this transaction in the second quarter of 2024, which represented the write-off of certain unamortized debt issuance costs as of the closing date of the transaction.

As provided by the Fourth Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, and the cash value of company-owned life insurance policies. During the first half of 2024, the Company elected to draw down $246 million from its credit facilities under the Third and Fourth Amended Credit Agreements for working capital management. Of this amount, $187 million was repaid during the first half of 2024, resulting in $59 million of revolving loans outstanding under the New Facility at June 29, 2024. At June 29, 2024, the Company had $41 million of outstanding standby letters of credit and $641 million of available credit under the Fourth Amended Credit Agreement. The Company was in compliance with all applicable covenants at June 29, 2024.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 30, 2023	$(31)	$(83)	$(114)
Other comprehensive loss activity	(3)	—	(3)
Balance at June 29, 2024	$(34)	$(83)	$(117)

TREASURY STOCK

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

The Company repurchased 2 million shares of its common stock at a cost of $104 million and 3 million shares at a cost of $154 million in the second quarter and first half of 2024, respectively. As of June 29, 2024, $869 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of the second quarter of 2024 and through July 31, 2024, the Company repurchased 741 thousand shares of its common stock at a cost of $29 million.

At June 29, 2024, there were 33 million shares of common stock held in treasury. The Company’s Fourth Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 6 for additional information about the Company’s compliance with covenants.

DIVIDENDS ON COMMON STOCK

The Company did not declare any cash dividends in the second quarter and first half of 2024. The Company does not anticipate declaring cash dividends in the foreseeable future. The Company’s Fourth Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 6 for additional information about the Company’s compliance with covenants.

NOTE 8. EMPLOYEE BENEFIT PLANS

Net periodic pension benefits for the North America and United Kingdom (“UK”) pension plans and other postretirement benefit plans (the “Plans”) are recorded at the Corporate level. The service cost for the Plans are reflected in Selling, general and administrative expenses, and the other components of net periodic pension benefits are reflected in Other income, net, in the Condensed Consolidated Statements of Operations.

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – NORTH AMERICA

The components of net periodic pension benefit for the Company’s North America pension plans are as follows:

	Second Quarter		First Half
(In millions)	2024	2023	2024	2023
Interest cost	$7	$8	$14	$16
Expected return on plan assets	(7)	(8)	(14)	(17)
Amortization of gain	(1)	(2)	(1)	(3)
Net periodic pension benefit	$(1)	$(2)	$(1)	$(4)

The North America qualified pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at June 29, 2024 and December 30, 2023. The North America nonqualified pension plan is in a net liability position and included in Pension and postretirement obligations, net in the Condensed Consolidated Balance Sheets at June 29, 2024 and December 30, 2023. In the first half of 2024, $1 million of cash contributions were made to the North America pension plans. The Company expects to make additional cash contributions of approximately $1 million to the North America pension plans during the remainder of 2024.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

PENSION PLAN – UNITED KINGDOM

The components of net periodic pension cost for the Company’s pension plan in the UK are as follows:

	Second Quarter		First Half
(In millions)	2024	2023	2024	2023
Interest cost	$2	$1	$4	$3
Expected return on plan assets	(2)	(1)	(3)	(3)
Amortization of loss	1	—	1	—
Net periodic pension cost	$1	$—	$2	$—

The Company has a frozen defined benefit pension plan in the UK. In July 2023, in accordance with applicable UK pension regulations, Trustees of the UK pension plan entered into an agreement with an insurer for the bulk annuity purchase of the plan, covering 100% of the plan’s members. This agreement, or buy-in, resulted in an exchange of plan assets for an annuity that covers the plan’s future projected benefit obligations. The Company anticipates the buyout of the plan and transfer of future benefit obligations of plan participants to be completed with existing plan funds in 2025. Accordingly, the Company does not expect the transaction to result in material cash inflows or outflows. At the completion of the buy-out, the Company will remove the assets and liabilities of the UK pension plan from its Condensed Consolidated Balance Sheet and a final non-cash plan settlement loss will be included in net periodic pension cost.

The UK pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at June 29, 2024. There was no net funded amount as of December 30, 2023. In the first half of 2024, cash contributions of $1 million were made to the UK pension plan. The Company anticipates making further cash contributions of $1 million to the UK pension plan during the remainder of 2024.

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

RECURRING FAIR VALUE MEASUREMENTS

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments, which may be entered into to mitigate risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. The Company did not have derivative financial instruments during the second quarter and first half of 2024.

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the second quarter and first half of 2024, the Company recognized asset impairment charges of $8 million and $14 million, respectively. Of these asset impairment charges, $7 million and $12 million in the second quarter and first half of 2024, respectively, related to the impairment of operating lease right-of-use (“ROU”) assets associated with the Company’s retail store locations, with the remainder relating to impairment of fixed assets. In the second quarter and first half of 2023, the Company recognized asset impairment charges of $6 million and $10 million, respectively. Of these asset impairment charges, $4 million and $7 million in the second quarter and first half of 2023, respectively, was related to the impairment of operating lease ROU assets associated with the Company’s retail store locations, with the remainder relating to impairment of fixed assets and other assets. All impairment charges discussed in the sections below are presented in Asset impairments in the Condensed Consolidated Statements of Operations.

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

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the second quarter of 2024 impairment calculation were discounted at a weighted average discount rate of 7%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There are uncertainties regarding the impact of supply chain and macroeconomic conditions on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the second quarter of 2024, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets. The Company did not identify any impairment indicators for these long-lived assets as of June 29, 2024, and as a result, there were no associated impairment charges.

The Company had assets held for sale of $15 million as of June 29, 2024, consisting of $8 million related to the Varis Division, $6 million in land, and $1 million in other property.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	June 29,		December 30,
	2024		2023
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Company-owned life insurance	$129	$129	$138	$138
Financial liabilities:
Long-term debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	—	—	53	53
New Facility loan under the Fourth Amended Credit Agreement, due 2029	59	59	—	—
Revenue bonds, due in varying amounts periodically through 2029	75	76	75	76
American & Foreign Power Company, Inc. 5% debentures, due 2030	16	14	16	14

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

•
Long-term debt: Long-term debt, for which there were no transactions on the measurement date, was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure). The carrying amount of the New Facility loan under the Fourth Amended Credit Agreement approximates fair value because the interest rates vary with market interest rates. Refer to Note 6 for additional information about the Fourth Amended Credit Agreement.

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

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending, threatened and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of June 29, 2024, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these combined liabilities, the Company’s estimated range of reasonably possible losses was approximately $15 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations, or cash flows.

NOTE 11. DISCONTINUED OPERATIONS

On April 24, 2024, the Company’s Board of Directors approved management’s commitment to a plan to sell its Varis Division through a single disposal group. The Company is actively marketing its Varis Division for sale at a price that the Company believes is reasonable in relation to its current fair value. The Varis Division is available for immediate sale in its present condition and any sale is expected to be subject to customary regulatory approvals. Based on these considerations and management’s experience and ability to complete similar transactions in the past, management believes the sale is probable and expects to complete it within one year. Further, subsequently in July 2024, the Company signed a non-binding term sheet with a potential buyer of the Varis Division. However, there can be no assurance regarding the ultimate timing of this planned disposition or that such disposition will be completed. The Varis Division disposal group has met the accounting criteria to be classified as held for sale as of April 2024 and therefore is presented as such in the second quarter of 2024. The planned disposition of the Varis Division represents a strategic shift that will have a major impact on the Company’s operations and financial results. Accordingly, the Company has presented the operating results and cash flows of its Varis Division as discontinued operations for all periods presented.

The Company incurred a $77 million non-cash loss from classification to held for sale related to the Varis Division in the second quarter of 2024, which was measured at the lower of its carrying amount or estimated fair value less costs to sell and is included in the valuation allowance of the current assets held for sale. The loss from the sale of the Varis Division may be different from this estimate based on the final selling price once a transaction is completed, but it is expected that any difference would not be material. Also, restructuring expenses incurred by the Varis Division, which were previously presented as Corporate expenses, are included in the measurement and presentation of discontinued operations for all periods presented.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table represents a reconciliation of the major components of discontinued operations, net of tax, as presented in the Condensed Consolidated Statements of Operations.

	Second Quarter		First Half
(In millions)	2024	2023	2024	2023
Major components of discontinued operations before income taxes:
Sales	$2	$2	$3	$4
Cost of goods and occupancy costs:	—	1	—	2
Gross profit	2	1	3	2
Selling, general and administrative expenses	11	14	26	32
Merger and restructuring expenses, net	—	—	8	—
Operating loss	(9)	(13)	(31)	(30)

Loss from major components of discontinued operations before income taxes	(9)	(13)	(31)	(30)
Loss on disposal of discontinued operations	(77)	—	(77)	—
Loss from discontinued operations before income taxes	(86)	(13)	(108)	(30)
Income tax benefit	(17)	(4)	(23)	(10)
Discontinued operations, net of tax	$(69)	$(9)	$(85)	$(20)

The following table represents the major classes of assets and liabilities of the disposal group classified as held for sale presented in the Condensed Consolidated Balance Sheets as of June 29, 2024 and December 30, 2023.

	June 29,	December 30,
(In millions)	2024	2023
Major classes of assets included in discontinued operations:
Cash and cash equivalents	$10	$10
Receivables, net	1	2
Deferred tax assets	13	—
Property and equipment, net	61	62
Less: valuation allowance	(77)
Total assets of the disposal group classified as held for sale	$8	$74
Major classes of liabilities included in discontinued operations:
Accrued expenses and other current liabilities	$5	$8
Deferred income taxes and other long-term liabilities	3	4
Total liabilities of the disposal group classified as held for sale	$8	$12

The Company had previously sold its CompuCom Division on December 31, 2021, through a transaction that was structured and accounted for as an equity sale. The Company did not have any financial results related to discontinued operations of the CompuCom Division on its Condensed Consolidated Statements of Operations for the periods presented. The Company received $5 million of cash from the purchaser in the first quarter of 2023 related to the settlement of the total cash purchase price, which is reflected in cash flows from investing activities of discontinued operations on the Condensed Consolidated Cash Flow Statement. In addition, the Company has a promissory note with a principal balance of $59 million from the purchaser of the CompuCom Division and a $9 million receivable related to an earn-out provision included in the securities purchase agreement. The promissory note and the earn-out are non-current receivables as of June 29, 2024.

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

OVERVIEW

THE COMPANY

We are a leading provider of products, services and technology solutions through an integrated business-to-business (“B2B”) distribution platform and omni-channel presence, which includes supply chain and distribution operations, dedicated sales professionals, online presence, and a network of Office Depot and OfficeMax retail stores. Through our operating companies ODP Business Solutions, LLC; Office Depot, LLC; and Veyer, LLC, we empower every business, professional, and consumer to achieve more every day.

As of June 29, 2024, our operations are organized into three reportable segments (or “Divisions”), as described below. Our Varis Division, which is our tech-enabled B2B indirect procurement marketplace, is held for sale and is being presented as discontinued operations beginning in the second quarter of 2024. Refer to the “Recent Developments” section below.

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

Office Depot Division – Our leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 894 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). Our Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offering business services including copying, printing, digital imaging, mailing, shipping, and technology support services. In addition, the print needs for retail and business customers are facilitated through our regional print production centers.

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

RECENT DEVELOPMENTS

Planned Disposition of our Varis Division

On April 24, 2024, our Board of Directors approved management’s commitment to a plan to sell our Varis Division through a single disposal group. We are actively marketing the Varis Division for sale at a price that we believe is reasonable in relation to its current fair value. The Varis Division is available for immediate sale in its present condition and any sale is expected to be subject to customary regulatory approvals. Based on these considerations and management’s experience and ability to complete similar transactions in the past, management expects to complete the sale within one year. Further, subsequently in July 2024, we signed a non-binding term sheet with a potential buyer of the Varis Division. However, there can be no assurance regarding the ultimate timing of this planned disposition or that such disposition will be completed. The Varis Division disposal group has met the accounting criteria to be classified as held for sale as of April 2024 and therefore is presented as such in the second quarter of 2024. The planned disposition of our Varis Division represents a strategic shift that will have a major impact on our operations and financial results. Accordingly, the operating results and cash flows of the Varis Division are classified as discontinued operations for all periods presented. Refer to Note 11. “Discontinued Operations” in Notes to Condensed Consolidated Financial Statements for additional information.

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

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 13-week and 26-week periods ended June 29, 2024 (also referred to as the “second quarter of 2024” and the “the first half of 2024,” respectively) and July 1, 2023 (also referred to as the “second quarter of 2023” and the “the first half of 2023,” respectively).

Our consolidated sales were lower by $190 million, or 10%, in the second quarter of 2024 compared to the same period in the prior year. Sales in our ODP Business Solutions Division decreased $84 million, or 8%, as compared to the same period in the prior year. Our ODP Business Solutions Division experienced decreased sales across a majority of its product categories, primarily in technology and supplies. This was driven by lower demand from business-to-business customers, due to reduced spending, and fewer customers. Sales in our Office Depot Division decreased $106 million, or 12%, as compared to the same period in the prior year, mainly as a result of planned store closures, lower demand, and lower average order values at our retail stores and eCommerce platform. The sales decline was across the majority of Office Depot Division’s product categories. The contribution of our Veyer Division to consolidated sales was not material.

Our consolidated sales were lower by $427 million, or 11%, in the first half of 2024 compared to the same period in the prior year. Sales in our ODP Business Solutions Division decreased $167 million, or 8%, and sales in our Office Depot Division decreased $262 million, or 13%, as compared to the same period in the prior year. The drivers of the sales decline in the first half of 2024 for both our ODP Business Solutions Division and Office Depot Division were consistent with those described above for the second quarter of 2024. The contribution of our Veyer Division to consolidated sales was not material.

Sales (External)	Second Quarter			First Half
(In millions)	2024	2023	Change	2024	2023	Change
ODP Business Solutions Division	$915	$999	(8)%	$1,838	$2,005	(8)%
Office Depot Division	792	898	(12)%	1,729	1,991	(13)%
Veyer Division	10	10	0%	19	17	12%
Total	$1,717	$1,907	(10)%	$3,586	$4,013	(11)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•
Total gross profit decreased $72 million, or 17% in the second quarter of 2024 when compared to the same period in 2023. Our Office Depot Division, ODP Business Solutions Division, and Veyer Division had $39 million, $29 million, and $4 million lower gross profit, respectively. Total gross profit decreased $145 million, or 16%, in the first half of 2024 when compared to the same period in 2023. Our Office Depot Division, ODP Business Solutions Division, and Veyer Division had $95 million, $40 million, and $9 million lower gross profit, respectively. The decreases in gross profit in both the second quarter and first half of 2024 were mainly due to the flow through impact of lower sales and decrease in gross margin.
•
Total gross margin for the second quarter and first half of 2024 was 20% and 21%, respectively. Total gross margin for both the second quarter and first half of 2023 was 22%. The decrease in gross margin is mainly the result of higher supply chain and occupancy costs as a percentage of sales. Our supply chain and occupancy costs have increased in the first half of 2024 as a percentage of sales, including transportation, facility and store rents, and utilities.
•
Total selling, general, and administrative expenses decreased $38 million and $62 million in the second quarter and first half of 2024, respectively, when compared to the same periods in 2023. This decrease in the second quarter of 2024 was driven by decreases of $22 million in our Office Depot Division, $12 million in our ODP Business Solutions Division, and $3 million in our Veyer Division. This decrease in the first half of 2024 was driven by decreases of $42 million in our Office Depot Division, $15 million in our ODP Business Solutions Division, and $3 million in our Veyer Division. The remaining decrease for both periods is attributable to lower corporate expenses. Selling, general, and administrative expenses as a percentage of total sales was 18% and flat in both the second quarter and first half of 2024, as compared to the same prior year periods.
•
We recorded $8 million and $14 million of asset impairment charges in the second quarter and first half of 2024, respectively, primarily related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder relating to impairment of fixed assets. Refer to Note 9. “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements for additional information.
•
Our merger and restructuring expenses, net were $25 million and $45 million in the second quarter and first half of 2024, respectively. The expenses in the period related to restructuring activities, primarily $24 million and $42 million of restructuring costs associated with Project Core in the second quarter and first half of 2024, respectively. Refer to Note 2. “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements for additional information.
•
Our effective tax rate was 0% and 23% for the second quarter and first half of 2024, respectively, and 28% and 26% for the second quarter and first half of 2023, respectively. For the second quarter and first half of 2024, our effective tax rates were primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date and the settlement of an uncertain tax position for less than the reserve in the first quarter, partially offset by additional uncertain tax positions in the second quarter. For the second quarter and first half of 2023, our effective rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate of 23% for the first half of 2024 to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters. Refer to Note 4. “Income Taxes” in Notes to Condensed Consolidated Financial Statements for additional information.
•
Diluted loss per share from continuing operations was $(0.12) in the second quarter of 2024 compared to diluted earnings per share from continuing operations of $1.09 in the second quarter of 2023. Diluted earnings per share from continuing operations was $0.73 in the first half of 2024 compared to $3.11 in the first half of 2023. The decrease in diluted earnings per share from continuing operations in the second quarter and first half of 2024 compared to the same prior year periods is due to lower net income, partially offset by the impact of lower weighted average shares. Refer to Note 5. “Earnings (Loss) Per Share” in Notes to Condensed Consolidated Financial Statements for additional information.
•
Diluted loss per share from discontinued operations was $(1.93) in the second quarter of 2024 compared to $(0.22) in the second quarter of 2023. Diluted loss per share from discontinued operations was $(2.28) in the first half of 2024 compared to $(0.50) in the first half of 2023.
•
Net diluted loss per share was $(2.05) in the second quarter of 2024 compared to net diluted earnings per share of $0.87 in the second quarter of 2023. Net diluted loss per share was $(1.55) in the first half of 2024 compared to net diluted earnings per share of $2.61 in the first half of 2023.

•
We repurchased 2 million shares of our common stock in the second quarter of 2024 for total consideration of $104 million. In the first half of 2024, we repurchased 3 million shares of our common stock for a total consideration of $154 million. As of June 29, 2024, $869 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of second quarter of 2024 and through July 31, 2024, we bought back 741 thousand shares of our common stock at a cost of $29 million.
•
At June 29, 2024, we had $190 million in cash and cash equivalents, including $10 million that is presented in Current assets held for sale related to the Varis Division, and $641 million of available credit under the Fourth Amended Credit Agreement (as defined in Note 6. “Debt” in Notes to Condensed Consolidated Financial Statements), for a total liquidity of approximately $831 million. Cash provided by operating activities of continuing operations was $43 million in the first half of 2024 compared to cash provided by operating activities of continuing operations of $169 million in the comparable prior year period. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

ODP BUSINESS SOLUTIONS DIVISION

	Second Quarter		First Half
(In millions)	2024	2023	2024	2023
Sales (external)	$915	$999	$1,838	$2,005
Sales (internal)	$2	$3	$5	$7
% change of total sales	(8)%	0%	(8)%	1%
Division operating income	$29	$45	$59	$84
% of total sales	3%	4%	3%	4%

Sales in our ODP Business Solutions Division decreased $85 million and $169 million, or 8% and 8%, in the second quarter and first half of 2024, respectively, compared to the corresponding periods in 2023. During both the second quarter and first half of 2024, our ODP Business Solutions Division experienced decreased sales across a majority of its product categories, primarily in technology and supplies, compared to the corresponding periods in 2023. This was driven by lower demand from business-to-business customers, due to reduced spending and fewer customers. We expect sales in our ODP Business Solutions Division to continue to be adversely impacted in the near term due to macroeconomic factors that continue to weigh on the U.S. economy, which can materially impact spending by our business-to-business customers and the demand for our products and services. Sales include internal sales of $2 million and $5 million in the second quarter and first half of 2024, respectively, which relate to ODP Business Solutions Division customers’ transactions held at Office Depot Division retail store locations.

Our ODP Business Solutions Division sales could be adversely impacted in the near term related to numerous factors, among others, a weaker U.S. economy and higher unemployment and inflation that materially impact spending, the demand for our products and services and the availability of supply. The changes in work environments as a result of the general macroeconomic environment, including ongoing remote work trends, have been material to the results of the ODP Business Solutions Division in the second quarter and first half of 2024. A prolonged or permanent shift to hybrid or continued remote work arrangements, as well as the substance and pace of macroeconomic recovery, could continue to have a material impact to the future results of the ODP Business Solutions Division.

Our ODP Business Solutions Division operating income was $29 million in the second quarter of 2024, which decreased 36% as compared to $45 million in the second quarter of 2023. Operating income as a percentage of sales decreased 140 basis points in the second quarter of 2024 compared to the corresponding period in 2023. The reduction in operating income was mainly due to the flow through impact of lower sales, as well as a 170 basis point lower gross margin rate primarily due to lower product margin rate and deleveraging in supply chain costs, which resulted in $29 million lower gross profit. The decrease in gross profit was partially offset by $12 million lower selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales was 30 basis points lower compared to the corresponding period in the prior year, mainly due to lower employee-related costs as a result of Project Core.

Our ODP Business Solutions Division operating income was $59 million in the first half of 2024, which decreased 30% as compared to $84 million in the first half of 2023. Operating income as a percentage of sales decreased 100 basis points in the first half of 2024 compared to the corresponding period in 2023. The reduction in operating income was mainly due to the flow through impact of lower sales, as well as an 80 basis point lower gross margin rate primarily due to deleveraging in supply chain costs, which resulted in $40 million lower gross profit. The decrease in gross profit was partially offset by $15 million lower selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales was 20 basis points higher compared to the corresponding period in the prior year, mainly due to the deleveraging impact of lower sales.

OFFICE DEPOT DIVISION

	Second Quarter		First Half
(In millions)	2024	2023	2024	2023
Sales (external)	$792	$898	$1,729	$1,991
Sales (internal)	$7	$8	$15	$17
% change of total sales	(12)%	(13)%	(13)%	(10)%
Division operating income	$17	$35	$68	$120
% of total sales	2%	4%	4%	6%
Change in comparable store sales	(7)%	(8)%	(8)%	(5)%

Sales in our Office Depot Division decreased $107 million and $264 million, or 12% and 13%, in the second quarter and first half of 2024, respectively, compared to the corresponding periods in 2023. The largest drivers of our product sales decline for the second quarter and first half of 2024 were planned store closures, lower demand, and lower average order values in our stores. Our eCommerce platform also experienced lower demand. The sales decline in the second quarter and first half of 2024 was across the majority of our product categories. The demand for these categories was mainly impacted by reduced spending of our customers due to macroeconomic factors affecting the U.S. economy. In addition, certain interruptions experienced due to inclement weather further impacted our store traffic during the competitive back-to-business season, and our results for the first half of 2024. We believe sales in our Office Depot Division may continue to be adversely impacted in the near term and potentially longer related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending, and the demand for our products and services.

Sales include internal sales of $7 million and $15 million in the second quarter and first half of 2024, respectively, which relate to print services provided to the ODP Business Solutions Division as well as internal service fees for providing buy online, pick up in store (“BOPIS”) transactions to ODP Business Solutions Division customers.

Sales generated through our eCommerce platform include online sales fulfilled through warehouses, BOPIS transactions, online orders shipped from store, and same day delivery orders fulfilled with retail store inventory. These sales represented 32% and 31% of Office Depot Division’s total sales in the second quarter and first half of 2024, respectively, as compared to 30% and 29% of total sales in the comparable prior periods.

Comparable store sales decreased 7% and 8% in the second quarter and first half of 2024, respectively, reflecting lower store traffic and average order value, partially offset by higher conversion rate. The average order value was impacted by lower sales in our supplies, workspace and technology product categories. Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes or natural disasters, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods but may differ from measures used by other companies.

Our Office Depot Division operating income was $17 million in the second quarter of 2024, which decreased 51% as compared to $35 million in the second quarter of 2023. Operating income as a percentage of sales decreased 170 basis points in the second quarter of 2024 compared to the corresponding period in 2023. The reduction in operating income was mainly due to the flow through impact of lower sales, as well as a 150 basis point lower gross margin rate primarily due to deleveraging in supply chain and occupancy costs, which resulted in $39 million lower gross profit. The decrease in gross profit was partially offset by $22 million lower selling, general and administrative expenses, which was driven by store closures as part of the Maximize B2B Restructuring Plan, and other initiatives to reduce costs as our retail footprint is reduced. Selling, general and administrative expenses as a percentage of sales were 20 basis points higher due to deleveraging from lower sales.

Our Office Depot Division operating income was $68 million in the first half of 2024, which decreased 43% as compared to $120 million in the first half of 2023. Operating income as a percentage of sales decreased 210 basis points in the first half of 2024 compared to the corresponding period in 2023. The reduction in operating income was mainly due to the flow through impact of lower sales as well as a 140 basis point lower gross margin rate primarily due to deleveraging in supply chain and occupancy costs, which resulted in $95 million lower gross profit. The decrease in gross profit was partially offset by $42 million lower selling, general and administrative costs, resulting from the initiatives discussed above. Selling, general and administrative expenses as a percentage of sales was 70 basis points higher compared to the corresponding period in the prior year, mainly due to deleveraging from lower sales.

As of June 29, 2024, our Office Depot Division operated 894 retail stores in the United States, Puerto Rico, and the U.S. Virgin Islands compared to 952 stores at the end of the second quarter of 2023. Charges associated with store closures as part of a restructuring plan are reported as appropriate in Asset impairments and Merger and restructuring expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail store and distribution center assets and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to the “Corporate” section below for additional information of expenses incurred to date.

VEYER DIVISION

	Second Quarter		First Half
(In millions)	2024	2023	2024	2023
Sales (external)	$10	$10	$19	$17
Sales (internal)	$1,167	$1,312	$2,401	$2,725
% change of total sales	(11)%	(7)%	(12)%	(7)%
Division operating income	$5	$6	$14	$21
% of total sales	0%	0%	1%	1%

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

In the second quarter of 2024 and the second quarter of 2023, $525 million and $607 million of internal sales are to the Office Depot Division, and $642 million and $705 million are to the ODP Business Solutions Division, respectively. The decrease in internal sales to the Office Depot Division is related to the decline in customer demand at our retail stores and eCommerce platform, which is discussed further in the Office Depot Division section above. The decrease in internal sales to the ODP Business Solutions Division is related to reduced demand experienced by ODP Business Solutions Division during the second quarter of 2024, which is discussed further in the ODP Business Solutions Division section above. In the first half of 2024 and the first half of 2023, $1.1 billion and $1.3 billion of internal sales are to the Office Depot Division, respectively, and $1.3 billion and $1.4 billion are to the ODP Business Solutions Division, respectively. The drivers of the change in internal sales to the Office Depot Division and the ODP Business Solutions Division in the first half of 2024 are consistent with those described above.

External sales represent supply chain services provided to third parties, as well as product sales by our Asia sourcing operation to third parties. External sales were flat in the second quarter of 2024 compared to the corresponding period in the prior year. The $2 million increase in external sales in the first half of 2024 was driven by supply chain services and product sales to third parties.

Our Veyer Division operating income was $5 million in the second quarter of 2024 compared to $6 million in the second quarter of 2023, which was driven by the flow through impact of lower internal sales. Our Veyer Division operating income was $14 million in the first half of 2024 compared to $21 million in the first half of 2023. The decrease in the period related to the flow through impact of lower internal sales, which resulted in $10 million less gross profit, partially offset by $3 million lower selling, general and administrative expenses. This was partially offset by a favorable impact of $1 million from higher sales to third parties. The gross margin was flat as compared to the corresponding periods in the prior year. Future performance of our Veyer Division is dependent upon market conditions in the transportation and logistics industry, including fluctuations in labor and fuel costs, and its ability to pass any cost increases through to its customers.

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

Asset impairments

We recognized asset impairment charges of $8 million and $14 million in the second quarter and first half of 2024. Of these asset impairment charges, $7 million and $12 million related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder relating to impairment of fixed assets. We recognized asset impairment charges of $6 million and $10 million in the second quarter and first half of 2023. Of these asset impairment charges, $4 million and $7 million in the second quarter and first half of 2023, respectively, was related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder relating to impairment of fixed assets and other assets.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In the second quarter and first half of 2024, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our restructuring programs, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value.

We test our goodwill and indefinite-lived intangible assets for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. There were no events or changes in circumstances that indicate an impairment may have occurred during the second quarter of 2024. We will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of our reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in goodwill impairment charges. Further, while we are currently in a strong liquidity and capital position, a significant deterioration may have a material impact on our liquidity and capital in future periods.

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

In March 2024, our Board of Directors approved a restructuring plan to redesign our company-wide low-cost business model approach and create further efficiencies in our business to lower costs (“Project Core”). This was driven by a need to significantly reduce costs due to macroeconomic and other factors impacting our sales, as well as insights gained following the first year of operations of realignment of our operating segments into four divisions. The scope of Project Core was approved in two phases, in March 2024 and April 2024, and includes cost improvement actions across the entire enterprise, including our Varis Division, which is now presented as discontinued operations. It aims to optimize our organizational structure to support future growth of the business. Project Core is expected to be completed in 2025, with the majority of actions expected to be taken by the end of 2024. Total restructuring costs related to Project Core are estimated to be up to $57 million, of which $35 million are estimated to be termination benefits, which mainly consists of severance, and $22 million are estimated to be costs to facilitate the program, which mainly consists of third-party professional fees and other incremental employee-related costs to implement actions. All costs of Project Core are expected to be cash expenditures.

Merger and restructuring expenses, net were $25 million and $45 million in the second quarter and first half of 2024, respectively, compared to $1 million in the second quarter and first half of 2023. Of the expenses in the second quarter and first half of 2024, $24 million and $42 million, respectively, relate to Project Core. Also related to Project Core and included within discontinued operations in the first half of 2024 are $8 million of severance expenses in our Varis Division. Refer to Note 2 “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements for an additional analysis of these Corporate charges.

Unallocated Expenses

We allocate to our Divisions functional support expenses that are considered to be directly or closely related to segment activity. These allocated expenses are included in the measurement of Division operating income. Other companies may charge more or less for functional support expenses to their segments, and our results, therefore, may not be comparable to similarly titled measures used by other companies. The unallocated expenses primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, legal, audit and similar functions. Unallocated expenses were $18 million and $41 million in the second quarter and first half of 2024, respectively, compared to $19 million and $42 million in the second quarter and first half of 2023, respectively. The decrease in the second quarter and first half of 2024 was primarily due to lower corporate payroll and incentive expenses.

Other Income and Expense

	Second Quarter		First Half
(In millions)	2024	2023	2024	2023
Interest income	$2	$2	$5	$4
Interest expense	(5)	(5)	(10)	(10)
Other income, net	(1)	3	(1)	5

We recorded less than $1 million and $1 million of interest expense in the second quarter and first half of 2024, respectively, and $1 million and $3 million of interest expense in the second quarter and first half of 2023, respectively, related to the Third Amended Credit Agreement. In May 2024, we entered into the Fourth Amended and Restated Credit Agreement, which provided for an $800 million asset-based revolving credit facility, maturing in May 2029. This agreement replaced our then existing amended and restated credit agreement, the Third Amended Credit Agreement, that was due to mature in April 2025. We recognized less than $1 million of loss from modification of debt related to this transaction in the second quarter of 2024, which represented the write-off certain unamortized debt issuance costs as of the closing date of the transaction. We recorded $1 million of interest expense in the first half of 2024, related to the Fourth Amended Credit Agreement. We also recorded interest expense related to our finance lease obligations and revenue bonds in all periods presented.

Other income, net includes the pension credit related to the frozen OfficeMax pension and other benefit plans, as well as the pension credit related to the pension plan in the United Kingdom that has been retained by us in connection with the sale of the European Business.

Income Taxes

Our effective tax rate was 0% and 23% for the second quarter and first half of 2024, respectively, and 28% and 26% for the second quarter and first half of 2023, respectively. For the second quarter and first half of 2024, our effective tax rates were primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date and the settlement of an uncertain tax position for less than the reserve in the first quarter, partially offset by additional uncertain tax positions in the second quarter. For the second quarter and first half of 2023, our effective rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date. This, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

Discontinued Operations

Refer to Note 11. “Discontinued Operations” in Notes to Condensed Consolidated Financial Statements for information regarding the Varis Division which is accounted for as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At June 29, 2024 and December 30, 2023, we had $190 million and $392 million in cash and cash equivalents, respectively, of which $10 million at both June 29, 2024 and December 30, 2023 is presented in Current assets held for sale related to the Varis Division. In addition, at June 29, 2024 and December 30, 2023, we had $641 million and $696 million of available credit under the Fourth Amended Credit Agreement, respectively, for a total liquidity of approximately $831 million and $1.1 billion at the end of each respective period. Despite the weaker global economic conditions and the uncertainties related to the current macroeconomic environment, we currently believe that as a result of our strong financial position, including our cash and cash equivalents on hand, availability of funds under the Fourth Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. From time to time, we may prepay outstanding debt and/or restructure or refinance debt obligations.

Financing

On May 9, 2024, as disclosed in Note 6. “Debt,” we entered into the Fourth Amended and Restated Credit Agreement, which provides for an $800 million asset-based revolving credit facility (the “New Facility”). The New Facility matures in May 2029. The Fourth Amended Credit Agreement replaced our then existing amended and restated credit agreement, the Third Amended Credit Agreement, that was due to mature in April 2025. The Company retired $53 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement prior to its amendment, resulting in no remaining FILO Term Loan Facility loans.

During the first half of 2024, we elected to draw down $246 million from the credit facilities under the Third and Fourth Amended Credit Agreements for working capital management. Of this amount, $187 million was repaid during the first half of 2024, resulting in $59 million of revolving loans outstanding under the New Facility at June 29, 2024. Also, at June 29, 2024, we had $41 million of outstanding standby letters of credit and $641 million of available credit under the Fourth Amended Credit Agreement. We were in compliance with all applicable covenants at June 29, 2024.

Acquisitions and dispositions

In addition to the business acquisition disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets in connection with our strategic transformation. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness.

Capital Expenditures

We estimate capital expenditures in 2024 to be up to approximately $110 million, which includes investments to support our business priorities. These expenditures will be funded through available cash on hand and operating cash flows.

Capital Return Programs – Share Repurchases and Dividends

In February 2024, our Board of Directors approved a new stock repurchase program of up to $1 billion of our common stock, available through March 31, 2027, which replaced the then existing $1 billion stock repurchase program. In the first half of 2024, we repurchased 3 million shares of our common stock for total consideration of $154 million. As of June 29, 2024, $869 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of the second quarter of 2024 and through July 31, 2024, we repurchased 741 thousand shares of our common stock at a cost of $29 million.

The new authorization may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors and will be funded through available cash balances. Our Fourth Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements. The authorized amount under the stock repurchase program excludes fees, commissions, taxes or other expenses.

We did not declare any cash dividends in the second quarter and first half of 2024. We do not anticipate declaring cash dividends in the foreseeable future. Our Fourth Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

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

CASH FLOWS

Continuing Operations

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

	First Half
(In millions)	2024	2023
Operating activities of continuing operations	$43	$169
Investing activities of continuing operations	(48)	56
Financing activities of continuing operations	(174)	(263)

Operating Activities

In the first half of 2024, cash provided by operating activities of continuing operations was $43 million, compared to $169 million during the corresponding period in 2023. This decrease in cash flows from operating activities was primarily driven by $89 million less net income after adjusting for non-cash charges and $41 million less usage of deferred tax assets, slightly offset by $4 million more cash flows from working capital. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. In the first half of 2024, the primary driver for higher cash flows from working capital was $24 million more cash flows from our trade payables and other liabilities, partially offset by a $20 million decrease from other current and noncurrent assets. The changes in our payables and other liabilities and in other current and noncurrent assets are reflective of the timing of payments.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash used in investing activities of continuing operations was $48 million in the first half of 2024, compared to cash provided by investing activities of continuing operations of $56 million in the first half of 2023. The cash outflow in the first half of 2024 was driven by $50 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities, partially offset by $1 million of proceeds from disposition of assets and $1 million proceeds from settlement of company owned life insurance contracts. The cash inflow in the first half of 2023 was driven by $101 million of proceeds from disposition of assets, of which $100 million related to the sale of our corporate headquarters. These inflows were partially offset by $36 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities, as well as $10 million outflow related to business acquisition.

Financing Activities

Cash used in financing activities of continuing operations was $174 million in the first half of 2024, compared to $263 million in the first half of 2023. The cash outflow in the first half of 2024 primarily consisted of $187 million related to the repayment of the New Facility, $153 million in repurchases of common stock, including commissions, $53 million related to the retirement of our FILO Term Loan Facility loans, $15 million share purchases for taxes, net of proceeds, for employee share-based transactions, and $5 million of net payments on long- and short-term borrowings activity related to our debt. These outflows were partially offset by $246 million draw down on the New Facility. The cash outflow in the first half of 2023 primarily consisted of $231 million in repurchases of common stock, including commissions, $23 million share purchases for taxes, net of proceeds, for employee share-based transactions, and $9 million of net payments on long- and short-term borrowings activity related to our debt.

Discontinued Operations

Cash used in operating, investing and financing activities of discontinued operations is summarized as follows:

	First Half
(In millions)	2024	2023
Operating activities of discontinued operations	$(16)	$(20)
Investing activities of discontinued operations	(5)	(10)

Cash used in operating activities of discontinued operations was $16 million in the first half of 2024, compared to $20 million in the first half of 2023. The change in operating cash flows of discontinued operations in the comparative period was primarily driven by less cash outflows from working capital in discontinued operations in the first half of 2024.

Cash used in investing activities of discontinued operations was $5 million in the first half of 2024, compared to $10 million in the first half of 2023. The change in investing cash flows of discontinued operations in the comparative period reflects the reduction in capital expenditures in discontinued operations related to the Varis Division, partially offset by $5 million of proceeds received from the purchaser of our CompuCom Division in the first half of 2023 to settle the cash, debt and working capital adjustments related to sale of this division.

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

OTHER INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 29, 2024, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2023 Form 10-K.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that, as of June 29, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 10. “Contingencies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2023 Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased 2 million shares of our common stock at a cost of $104 million in the second quarter of 2024. As of June 29, 2024, $869 million remained available for additional repurchases under the current stock repurchase. Subsequent to the end of the second quarter of 2024 and through July 31, 2024, we repurchased 741 thousand shares of our common stock at a cost of $29 million.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number		Part of a Publicly	Purchased Under
	of Shares	Average	Announced Plan or	the Repurchase
	Purchased	Price Paid	Program	Program
Period	(In thousands)	per Share	(In thousands)	(In millions)
March 31, 2024 — April 27, 2024	642	$51.42	642	$939
April 28, 2024 — May 25, 2024	582	$45.33	582	$913
May 26, 2024 — June 29, 2024	1,139	$39.07	1,139	$869
Total	2,363	$43.97	2,363

The new authorization may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors and will be funded through available cash balances. Our Fourth Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements. The authorized amount under the stock repurchase program excludes fees, commissions, taxes or other expenses.

We did not declare any cash dividends in second quarter and first half of 2024 and do not anticipate declaring cash dividends in the foreseeable future. Our Fourth Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

OTHER INFORMATION

AMENDED AND RESTATED BYLAWS

On August 2, 2024, our Board of Directors amended our bylaws, effective immediately, to (i) address meetings of stockholders by remote communication, along with related notice and adjournment provisions; (ii) change the vote required for stockholder action from a majority of the shares present in person or represented by proxy and entitled to vote to a majority of votes cast; (iii) eliminate the requirement to have a stockholder list available for inspection at stockholder meetings as permitted by recent changes to the Delaware General Corporation Law; and (iv) eliminate the requirement that nominees to the Board of Directors submit irrevocable resignation letters that become effective upon certain determinations by the Board of Directors. The amendments to the bylaws also included certain other modifications that provide clarification and consistency.

The foregoing description of the amendments to our bylaws is qualified in its entirety by the text of the bylaws, as amended, a copy of which is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

RULE 10B5-1 TRADING PLANS

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2024.

EXHIBITS

3.2	Amended and Restated Bylaws of The ODP Corporation

31.1	Certification of Principal Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

FORM 10-Q CROSS-REFERENCE INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ODP CORPORATION
(Registrant)

Date: August 7, 2024	By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ D. ANTHONY SCAGLIONE
D. Anthony Scaglione
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2024	By:	/s/ MAX W. HOOD
Max W. Hood
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)