Form 10-Q
period 2024-09-28
ODP Corp
filed 2024-11-06
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2024

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At October 30, 2024, there were 30,118,194 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

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

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Sales	$1,780	$2,007	$5,367	$6,020
Cost of goods and occupancy costs	1,416	1,535	4,252	4,653
Gross profit	364	472	1,115	1,367
Selling, general and administrative expenses	323	360	974	1,073
Asset impairments	7	3	21	13
Merger and restructuring expenses, net	2	1	47	2
Legal matter monetization	(70)	—	(70)	—
Operating income	102	108	143	279
Other income (expense):
Interest income	2	3	7	7
Interest expense	(6)	(5)	(16)	(15)
Other income, net	(3)	3	(4)	8
Income from continuing operations before income taxes	95	109	130	279
Income tax expense	27	27	35	71
Net income from continuing operations	68	82	95	208
Discontinued operations, net of tax	(10)	(12)	(95)	(32)
Net income	$58	$70	$—	$176
Basic earnings (loss) per share
Continuing operations	$2.06	$2.14	$2.72	$5.34
Discontinued operations	(0.31)	(0.31)	(2.71)	(0.82)
Net basic earnings per share	$1.75	$1.83	$0.01	$4.52
Diluted earnings (loss) per share
Continuing operations	$2.04	$2.09	$2.65	$5.18
Discontinued operations	(0.31)	(0.30)	(2.64)	(0.80)
Net diluted earnings per share	$1.73	$1.79	$0.01	$4.38

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in The ODP Corporation Annual Report on Form 10-K filed on February 28, 2024 (the “2023 Form 10-K”).

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$58	$70	$—	$176
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	7	(7)	4	—
Pension valuation adjustments	(4)	(43)	(4)	(44)
Total other comprehensive income (loss), net of tax, where applicable	3	(50)	—	(44)
Comprehensive income	$61	$20	$—	$132

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2023 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	September 28,	December 30,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181	$381
Receivables, net	550	485
Inventories	760	765
Prepaid expenses and other current assets	35	28
Current assets held for sale	12	80
Total current assets	1,538	1,739
Property and equipment, net	307	297
Operating lease right-of-use assets	980	983
Goodwill	412	403
Other intangible assets, net	49	45
Deferred income taxes	128	142
Other assets	277	278
Total assets	$3,691	$3,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$773	$755
Accrued expenses and other current liabilities	874	915
Income taxes payable	4	6
Short-term borrowings and current maturities of long-term debt	10	9
Current liabilities held for sale	6	12
Total current liabilities	1,667	1,697
Deferred income taxes and other long-term liabilities	118	120
Pension and postretirement obligations, net	13	15
Long-term debt, net of current maturities	236	165
Operating lease liabilities, net of current portion	801	789
Total liabilities	2,835	2,786
Contingencies (Note 11)
Stockholders’ equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 67,408,175 at September 28, 2024 and 66,700,292 at December 30, 2023; outstanding shares — 31,204,701 at September 28, 2024 and 36,959,377 at December 30, 2023	1	1
Additional paid-in capital	2,763	2,752
Accumulated other comprehensive loss	(114)	(114)
Accumulated deficit	(312)	(312)
Treasury stock, at cost — 36,203,474 shares at September 28, 2024 and 29,740,915 shares at December 30, 2023	(1,482)	(1,226)
Total stockholders’ equity	856	1,101
Total liabilities and stockholders’ equity	$3,691	$3,887

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2023 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	39 Weeks Ended
	September 28,	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$—	$176
Loss from discontinued operations, net of tax	(95)	(32)
Net income from continuing operations	95	208
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73	75
Amortization of debt discount and issuance costs	1	1
Charges for losses on receivables and inventories	17	16
Asset impairments	21	13
Gain on disposition of assets, net	(1)	(3)
Compensation expense for share-based payments	23	22
Deferred income taxes and deferred tax asset valuation allowances	13	39
Changes in working capital and other operating activities	(117)	(82)
Net cash provided by operating activities of continuing operations	125	289
Net cash used in operating activities of discontinued operations	(23)	(27)
Net cash provided by operating activities	102	262
Cash flows from investing activities:
Capital expenditures	(72)	(56)
Businesses acquired, net of cash acquired	(11)	(9)
Proceeds from disposition of assets	1	105
Settlement of company-owned life insurance policies	4	3
Net cash provided by (used in) investing activities of continuing operations	(78)	43
Net cash used in investing activities of discontinued operations	(7)	(15)
Net cash provided by (used in) investing activities	(85)	28
Cash flows from financing activities:
Payments on credit facilities and debt retirement	(450)	(204)
Borrowings under credit facilities	520	200
Net payments on other long and short-term borrowings	(8)	(12)
Share purchases for taxes, net of proceeds from employee share-based transactions	(15)	(26)
Repurchase of common stock for treasury	(254)	(264)
Other financing activities	(7)	—
Net cash used in financing activities of continuing operations	(214)	(306)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(214)	(306)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—
Net decrease in cash, cash equivalents and restricted cash	(198)	(16)
Cash, cash equivalents and restricted cash at beginning of period	395	404
Cash, cash equivalents and restricted cash at end of period	$197	$388
Supplemental information on non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$202	$275
Right-of-use assets obtained in exchange for new finance lease liabilities	9	4
Cash interest paid, net of amounts capitalized and non-recourse debt	13	5
Cash taxes paid, net	14	27

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2023 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share amounts)

(Unaudited)

	39 Weeks Ended September 28, 2024
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 30, 2023	66,700,292	$1	$2,752	$(114)	$(312)	$(1,226)	$1,101
Net income	—	—	—	—	15	—	15
Other comprehensive loss	—	—	—	(3)	—	—	(3)
Exercise and release of incentive stock (including income tax benefits and withholding)	258,397	—	(6)	—	—	—	(6)
Amortization of long-term incentive stock grants	—	—	11	—	—	—	11
Repurchase of common stock	—	—	—	—	—	(50)	(50)
Other	—	—	1	—	—	—	1
Balance at March 30, 2024	66,958,689	$1	$2,758	$(117)	$(297)	$(1,276)	$1,069
Net loss	—	—	—	—	(73)	—	(73)
Other comprehensive income	—	—	—	—	—	—	—
Exercise and release of incentive stock (including income tax benefits and withholding)	423,391	—	(9)	—	—	—	(9)
Amortization of long-term incentive stock grants	—	—	11	—	—	—	11
Repurchase of common stock	—	—	—	—	—	(104)	(104)
Other	—	—	(1)	—	—	—	(1)
Balance at June 29, 2024	67,382,080	$1	$2,759	$(117)	$(370)	$(1,380)	$893
Net income	—	—	—	—	58	—	58
Other comprehensive income	—	—	—	3	—	—	3
Exercise and release of incentive stock (including income tax benefits and withholding)	26,095	—	—	—	—	—	—
Amortization of long-term incentive stock grants	—	—	4	—	—	—	4
Repurchase of common stock	—	—	—	—	—	(102)	(102)
Balance at September 28, 2024	67,408,175	$1	$2,763	$(114)	$(312)	$(1,482)	$856

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2023 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share amounts)

(Unaudited) - (Continued)

	39 Weeks Ended September 30, 2023
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 31, 2022	65,636,015	$1	$2,742	$(77)	$(451)	$(928)	$1,287
Net income	—	—	—	—	72	—	72
Other comprehensive income	—	—	—	2	—	—	2
Exercise and release of incentive stock (including income tax benefits and withholding)	812,978	—	(19)	—	—	—	(19)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Repurchase of common stock	—	—	—	—	—	(202)	(202)
Other	—	—	—	—	—	(1)	(1)
Balance at April 1, 2023	66,448,993	$1	$2,732	$(75)	$(379)	$(1,131)	$1,148
Net income	—	—	—	—	34	—	34
Other comprehensive income	—	—	—	4	—	—	4
Exercise and release of incentive stock (including income tax benefits and withholding)	148,113	—	(4)	—	—	—	(4)
Amortization of long-term incentive stock grants	—	—	9	—	—	—	9
Repurchase of common stock	—	—	—	—	—	(31)	(31)
Other	—	—	—	—	1	—	1
Balance at July 1, 2023	66,597,106	$1	$2,737	$(71)	$(344)	$(1,162)	$1,161
Net income	—	—	—	—	70	—	70
Other comprehensive loss	—	—	—	(50)	—	—	(50)
Exercise and release of incentive stock (including income tax benefits and withholding)	97,962	—	(3)	—	—	—	(3)
Amortization of long-term incentive stock grants	—	—	10	—	—	—	10
Repurchase of common stock	—	—	—	—	—	(32)	(32)
Other	—	—	—	—	(1)	—	(1)
Balance at September 30, 2023	66,695,068	$1	$2,744	$(121)	$(275)	$(1,194)	$1,155

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

The Company has three reportable segments (or “Divisions”), which are ODP Business Solutions Division, Office Depot Division, and Veyer Division. Refer to Note 4 for additional information. On April 24, 2024, the Company’s Board of Directors provided their approval of management’s commitment to a plan to sell its Varis Division through a single disposal group. Accordingly, Varis Division is presented as discontinued operations beginning in the second quarter of 2024. The Company has reclassified the financial results of the Varis Division to discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The Company also reclassified the related assets and liabilities as assets and liabilities held for sale on the accompanying Condensed Consolidated Balance Sheets as of September 28, 2024, and December 30, 2023. Cash flows from the Company’s discontinued operations are presented as such in the Condensed Consolidated Statements of Cash Flows for all periods. The Varis Division was subsequently sold on October 18, 2024. Refer to Note 12 for additional information.

The Condensed Consolidated Financial Statements as of September 28, 2024, and for the 13-week and 39-week periods ended September 28, 2024 (also referred to as the “third quarter of 2024” and “year-to-date 2024,” respectively), and September 30, 2023 (also referred to as the “third quarter of 2023” and “year-to-date 2023,” respectively) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

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

CASH MANAGEMENT

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Amounts not yet presented for payment to zero balance disbursement accounts of $11 million and $13 million at September 28, 2024 and December 30, 2023, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

At September 28, 2024 and December 30, 2023, cash and cash equivalents held outside the United States amounted to $58 million and $106 million, respectively. Year-to-date 2024, the Company repatriated $25 million cash that was held in Canada, for a cost of $1 million.

The Company has certain ongoing pension obligations related to its frozen defined benefit pension plan in the United Kingdom (“UK”). Restricted cash consists primarily of cash in bank committed to fund UK pension obligations based on the agreements that govern the UK pension plan. Restricted cash is valued at cost, which approximates fair value. Restricted cash was $5 million and $3 million at September 28, 2024 and December 30, 2023, respectively, and is presented in Other assets.

In addition, $11 million and $10 million of cash at September 28, 2024 and December 30, 2023, respectively, relates to the Varis Division and is presented in Current assets held for sale.

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

	September 28,	December 30,
(In millions)	2024	2023
Trade receivables, net	$373	$367
Short-term contract assets	4	4
Long-term contract assets	3	1
Short-term contract liabilities	26	29

The Company recognized revenues of $12 million and $21 million year-to-date 2024 and 2023, respectively, which were included in the short-term contract liability balance at the beginning of each respective period.

RECEIVABLES, NET

In the third quarter of 2024, the Company recognized $70 million of income in its Condensed Consolidated Statement of Operations related to legal matter monetization where the Company is engaged in legal proceedings as a plaintiff. This income is included within Receivables, net in its Condensed Consolidated Balance Sheet as of September 28, 2024. The Company subsequently received the proceeds in October 2024.

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

NOTE 2. ACQUISITIONS

Since 2017, the Company has been acquiring profitable regional office supply distribution businesses to expand its reach and distribution network into geographic areas that were previously underserved. In the third quarter of 2024, the Company acquired a small independent regional office supply distribution business in Canada. There have not been any other acquisitions year-to-date 2024. The Company’s strategy has been to acquire businesses with purchase prices generally ranging from $5 million to $15 million, which were individually insignificant to the Company. The business acquired was consistent with acquisitions of similar sized businesses in the past and the acquisition was primarily funded with cash on hand.

The acquisition was treated as a purchase in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transactions including goodwill and other intangible assets. The Company has performed a preliminary purchase price allocation of the aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The preliminary purchase price allocation for the acquired office supply distribution business includes $7 million of customer relationship intangible assets and $9 million of goodwill. An immaterial amount of the aggregate purchase price was allocated to working capital accounts. These assets and liabilities are included

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

in the Condensed Consolidated Balance Sheet as of September 28, 2024. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of the acquired business is combined with the Company’s operating results subsequent to the purchase date and are included in the ODP Business Solutions Division, as described in Note 4. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired business are not material to the Company.

Under the business combinations accounting guidance, merger and integration costs are not included as components of consideration transferred. Instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger and restructuring expenses, net line in the Condensed Consolidated Statements of Operations. Refer to Note 3 for additional information about the merger and restructuring expenses incurred during the third quarter and year-to-date 2024.

NOTE 3. MERGER AND RESTRUCTURING ACTIVITY

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

	Third Quarter		Year-to-Date
(In millions)	2024	2023	2024	2023
Merger and transaction related expenses
Transaction and integration	$(1)	$—	$(1)	$—
Total Merger and transaction related expenses	(1)	—	(1)	—
Restructuring expenses
Severance	(1)	—	25	—
Professional fees	—	—	14	—
Facility closure, contract termination, and other expenses, net	4	1	9	2
Total Restructuring expenses, net	3	1	48	2
Total Merger and restructuring expenses, net	$2	$1	$47	$2

MERGER AND TRANSACTION RELATED EXPENSES

Transaction and integration expenses include legal, accounting, and other third-party expenses incurred in connection with acquisitions. In the third quarter and year-to-date of 2024, the Company recognized transaction and integration expenses of $1 million related to the acquisition of the small independent regional office supply distribution business in Canada, and reversed a $2 million earnout payment accrual related to a prior acquisition. The Company did not have any transaction and integration expenses in the third quarter of 2023, and had less than $1 million of expenses year-to-date 2023.

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

In the third quarter of 2024, the Company incurred $2 million of restructuring costs associated with Project Core. Of these costs, $3 million were costs to facilitate the program, which was partially offset by $1 million in reversals of employee severance accruals due to changes in estimates. Year-to-date 2024, the Company incurred $44 million of restructuring costs associated with Project Core. Of

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

these costs, $25 million was severance and $19 million were costs to facilitate the program, which mainly consisted of third-party professional fees. In addition, in year-to-date 2024, the Company incurred $8 million of severance expenses related to the Varis Division, which are presented in discontinued operations and excluded from the table above.

The Company made cash payments of $9 million and $41 million associated with expenditures for Project Core in the third quarter and year-to-date 2024, respectively. Of these cash payments, $8 million were related to the Varis Division.

Maximize B2B Restructuring Plan

Since the inception of the Maximize B2B Restructuring Plan in May 2020, the Company has closed a total of 297 retail stores and two distribution facilities through 2023, with an additional eight and 28 retail stores closed in the third quarter and year-to-date 2024, respectively, under this plan. In the third quarter and year-to-date 2024, the Company incurred $1 million and $4 million of restructuring costs associated with the Maximize B2B Restructuring Plan, respectively, and made cash payments of $1 million and $6 million associated with these expenditures, respectively. In the third quarter and year-to-date 2023, the Company incurred $1 million and $2 million of restructuring costs, respectively, associated with the Maximize B2B Restructuring Plan, and made cash payments of $3 million and $7 million, respectively, associated with expenditures for the Maximize B2B Restructuring Plan.

MERGER AND RESTRUCTURING ACCRUALS

The activity in the merger and restructuring accruals year-to-date 2024 is presented in the table below. Certain merger and restructuring charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

	Balance as of			Balance as of
	December 30,	Charges (credits)	Cash	September 28,
(In millions)	2023	Incurred	Payments	2024
Termination benefits:
Project Core	$—	$25	$(15)	$10
Maximize B2B Restructuring Plan	2	—	(1)	1
Lease and contract obligations, accruals for facilities closures and other costs:
Project Core	—	14	(14)	—
Maximize B2B Restructuring Plan	3	4	(5)	2
Comprehensive Business Review	1	(1)	—	—
Total	$6	$42	$(35)	$13

Substantially all of these liabilities are short-term and are included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 4. SEGMENT INFORMATION

At September 28, 2024, the Company had three reportable segments:

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

Office Depot Division – The Company’s leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 885 Office Depot and OfficeMax retail locations in the United States, Puerto Rico, and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). The Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture, as well as offering business services including copying, printing, digital imaging, mailing, shipping, and technology support services. In addition, the print needs for retail and business customers are facilitated through the Company’s regional print production centers.

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

On April 24, 2024, management obtained the Board of Directors’ approval and committed to a plan to sell its Varis Division through a single disposal group. The Varis Division is the Company’s tech-enabled B2B indirect procurement marketplace, which provides a seamless way for buyers and suppliers to transact through the platform’s consumer-like buying experience, advanced spend management tools, network of suppliers, and technology capabilities. The Varis Division disposal group has met the accounting criteria to be classified as held for sale as of April 2024 and is presented as discontinued operations. Subsequently, on October 18, 2024, the Company sold its Varis Division to an affiliate of Arising Ventures, while retaining a minority interest of 19.9% after the sale. Refer to Note 12 for additional information.

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

The following is a summary of sales and operating income by each of the Divisions, reconciled to consolidated totals:

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Eliminations	Total
Third Quarter of 2024
Sales (external)	$914	$852	$14	$—	$1,780
Sales (internal)	2	9	1,190	(1,201)	—
Total sales	$916	$861	$1,204	$(1,201)	$1,780
Division operating income	$28	$23	$9	$—	$60

Year-to-Date 2024
Sales (external)	$2,753	$2,580	$34	$—	$5,367
Sales (internal)	7	24	3,591	(3,622)	—
Total sales	$2,760	$2,604	$3,625	$(3,622)	$5,367
Division operating income	$87	$91	$23	$—	$201

Third Quarter of 2023
Sales (external)	$996	$1,000	$11	$—	$2,007
Sales (internal)	4	10	1,320	(1,334)	—
Total sales	$1,000	$1,010	$1,331	$(1,334)	$2,007
Division operating income	$56	$66	$10	$—	$132

Year-to-Date 2023
Sales (external)	$3,001	$2,991	$28	$—	$6,020
Sales (internal)	11	27	4,044	(4,082)	—
Total sales	$3,012	$3,018	$4,072	$(4,082)	$6,020
Division operating income	$140	$186	$31	$—	$357

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows, and includes charges and credits retained at the Corporate level:

	Third Quarter		Year-to-Date
(In millions)	2024	2023	2024	2023
Total Divisions operating income	$60	$132	$201	$357
Add/(subtract):
Asset impairments	(7)	(3)	(21)	(13)
Merger and restructuring expenses, net	(2)	(1)	(47)	(2)
Legal matter monetization	70	—	70	—
Unallocated expenses	(19)	(20)	(60)	(63)
Interest income	2	3	7	7
Interest expense	(6)	(5)	(16)	(15)
Other income, net	(3)	3	(4)	8
Income from continuing operations before income taxes	$95	$109	$130	$279

The following table provides information about disaggregated sales by major categories:

	Third Quarter		Year-to-Date
(In millions)	2024	2023	2024	2023
Major sales categories
Supplies	$877	$1,013	$2,652	$3,012
Technology	485	530	1,489	1,669
Furniture and other	263	296	752	846
Copy and print	155	168	474	493
Total	$1,780	$2,007	$5,367	$6,020

The components of goodwill by segment are as follows:

(In millions)	Balance as of December 30, 2023	Acquisitions	Balance as of September 28, 2024
ODP Business Solutions Division	$149	$9	$158
Office Depot Division	219	—	219
Veyer Division	35	—	35
Total	$403	$9	$412

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. Each reportable segment also represents a reporting unit. There were no events or changes in circumstances that indicate an impairment may have occurred during the third quarter of 2024. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level. If the operating results of the Company’s reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in goodwill impairment charges.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 5. INCOME TAXES

The Company’s effective tax rates were 28% and 27% for the third quarter and year-to-date 2024, respectively, and 25% for both the third quarter and year-to-date 2023. For the third quarter of 2024, the Company’s effective tax rate was driven by the result of ongoing business activities rather than adjustments for discrete items. For year-to-date 2024, the Company’s effective tax rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date and the settlement of an uncertain tax position for less than the reserve in the first quarter, partially offset by additional uncertain tax positions in the second quarter. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rates for the third quarter and year-to-date 2024 to differ from the statutory rate of 21%. For the third quarter and year-to-date 2023, the Company’s effective tax rates were primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

NOTE 6. EARNINGS (LOSS) PER SHARE

The following table represents the calculation of earnings per common share – basic and diluted:

	Third Quarter		Year-to-Date
(In millions, except per share amounts)	2024	2023	2024	2023
Basic Earnings (Loss) Per Share
Numerator:
Net income from continuing operations	$68	$82	$95	$208
Loss from discontinued operations, net of tax	(10)	(12)	(95)	(32)
Net income	$58	$70	$—	$176
Denominator:
Weighted-average shares outstanding	33	38	35	39
Basic earnings (loss) per share
Continuing operations	$2.06	$2.14	$2.72	$5.34
Discontinued operations	(0.31)	(0.31)	(2.71)	(0.82)
Net basic earnings per share	$1.75	$1.83	$0.01	$4.52
Diluted Earnings (Loss) Per Share
Numerator:
Net income from continuing operations	$68	$82	$95	$208
Loss from discontinued operations, net of tax	(10)	(12)	(95)	(32)
Net income	$58	$70	$—	$176
Denominator:
Weighted-average shares outstanding	33	38	35	39
Effect of dilutive securities:
Stock options and restricted stock	—	1	1	1
Diluted weighted-average shares outstanding	33	39	36	40
Diluted earnings (loss) per share
Continuing operations	$2.04	$2.09	$2.65	$5.18
Discontinued operations	(0.31)	(0.30)	(2.64)	(0.80)
Net diluted earnings per share	$1.73	$1.79	$0.01	$4.38

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were 1 million and less than 1 million in the third quarter and year-to-date 2024, respectively, and less than 1 million in both the third quarter and year-to-date 2023, but they were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

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

As provided by the Fourth Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, and the cash value of company-owned life insurance policies. Year-to-date 2024, the Company elected to draw down $520 million from its credit facilities under the Third and Fourth Amended Credit Agreements for working capital management. Of this amount, $397 million was repaid year-to-date 2024, resulting in $123 million of revolving loans outstanding under the New Facility at September 28, 2024. At September 28, 2024, the Company had $41 million of outstanding standby letters of credit and $536 million of available credit under the Fourth Amended Credit Agreement. The Company was in compliance with all applicable covenants at September 28, 2024.

NOTE 8. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 30, 2023	$(31)	$(83)	$(114)
Other comprehensive loss activity	4	(4)	—
Balance at September 28, 2024	$(27)	$(87)	$(114)

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

The Company repurchased 3 million shares of its common stock at a cost of $102 million and 6 million shares at a cost of $257 million in the third quarter and year-to-date 2024, respectively. As of September 28, 2024, $768 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of the third quarter of 2024 and through October 30, 2024, the Company repurchased 1 million shares of its common stock at a cost of $33 million.

At September 28, 2024, there were 36 million shares of common stock held in treasury. The Company’s Fourth Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 7 for additional information about the Company’s compliance with covenants.

DIVIDENDS ON COMMON STOCK

The Company did not declare any cash dividends in the third quarter and year-to-date 2024. The Company does not anticipate declaring cash dividends in the foreseeable future. The Company’s Fourth Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 7 for additional information about the Company’s compliance with covenants.

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

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – NORTH AMERICA

The components of net periodic pension benefit for the Company’s North America pension plans are as follows:

	Third Quarter		Year-to-Date
(In millions)	2024	2023	2024	2023
Interest cost	$8	$8	$22	$24
Expected return on plan assets	(8)	(8)	(22)	(25)
Amortization of gain	—	(2)	(1)	(5)
Net periodic pension benefit	$—	$(2)	$(1)	$(6)

The North America qualified pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at September 28, 2024 and December 30, 2023. The North America nonqualified pension plan is in a net liability position and included in Pension and postretirement obligations, net in the Condensed Consolidated Balance Sheets at September 28, 2024 and December 30, 2023. Year-to-date 2024, $2 million of cash contributions were made to the North America pension plans. The Company expects to make additional cash contributions of less than $1 million to the North America pension plans during the remainder of 2024.

PENSION PLAN – UNITED KINGDOM

The components of net periodic pension cost for the Company’s pension plan in the UK are as follows:

	Third Quarter		Year-to-Date
(In millions)	2024	2023	2024	2023
Interest cost	$1	$2	$5	$5
Expected return on plan assets	(1)	(2)	(4)	(5)
Amortization of loss	1	—	2	—
Net periodic pension cost	$1	$—	$3	$—

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

The UK pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at September 28, 2024. There was no net funded amount as of December 30, 2023. Year-to-date 2024, cash contributions of $1 million were made to the UK pension plan. The Company is no longer required to make cash contributions to the UK pension plan after reaching an agreement with UK pension trustees in August 2024.

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

RECURRING FAIR VALUE MEASUREMENTS

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments, which may be entered into to mitigate risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. The Company did not have derivative financial instruments during the third quarter and year-to-date 2024.

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the third quarter and year-to-date 2024, the Company recognized asset impairment charges of $7 million and $21 million, respectively. Of these asset impairment charges, $7 million and $19 million in the third quarter and year-to-date 2024, respectively, related to the impairment of operating lease right-of-use (“ROU”) assets associated with the Company’s retail store locations, with the remainder relating to impairment of fixed assets in year-to-date 2024. In the third quarter and year-to-date 2023, the Company recognized asset impairment charges of $3 million and $13 million, respectively. Of these asset impairment charges, $2 million and $8 million in the third quarter and year-to-date 2023, respectively, was related to the impairment of operating lease ROU assets associated with the Company’s retail store locations, with the remainder relating to impairment of fixed assets and other assets. All impairment charges discussed in the sections below are presented in Asset impairments in the Condensed Consolidated Statements of Operations.

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

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the third quarter of 2024 impairment calculation were discounted at a weighted average discount rate of 7%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There are uncertainties regarding the impact of supply chain and macroeconomic conditions on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the third quarter of 2024, the impairment recognized reflects the Company’s best estimate of future performance.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets. The Company did not identify any impairment indicators for these long-lived assets as of September 28, 2024, and as a result, there were no associated impairment charges.

The Company had assets held for sale of $12 million as of September 28, 2024, consisting of $6 million related to the Varis Division and $6 million in land.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	September 28,		December 30,
	2024		2023
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Company-owned life insurance	$131	$131	$138	$138
Financial liabilities:
Long-term debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	—	—	53	53
New Facility loan under the Fourth Amended Credit Agreement, due 2029	123	123	—	—
Revenue bonds, due in varying amounts periodically through 2029	75	76	75	76
American & Foreign Power Company, Inc. 5% debentures, due 2030	16	15	16	14

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
•
Long-term debt: Long-term debt, for which there were no transactions on the measurement date, was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure). The carrying amount of the New Facility loan under the Fourth Amended Credit Agreement approximates fair value because the interest rates vary with market interest rates. Refer to Note 7 for additional information about the Fourth Amended Credit Agreement.

NOTE 11. CONTINGENCIES

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

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending, threatened and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

operations, or cash flows; however, the Company has made provision for losses with respect to the pending proceedings. Additionally, as of September 28, 2024, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For all of the above-mentioned liabilities, the Company’s combined estimated range of reasonably possible losses was approximately $20 million to $25 million. The Company regularly monitors its estimated exposure to contingent liabilities. As additional information becomes known, these estimates may change.

NOTE 12. DISCONTINUED OPERATIONS

On April 24, 2024, the Company’s Board of Directors approved management’s commitment to a plan to sell its Varis Division through a single disposal group. The disposition of the Varis Division represents a strategic shift that will have a major impact on the Company’s operations and financial results. Accordingly, the Company has presented the operating results and cash flows of its Varis Division as discontinued operations for all periods presented beginning in the second quarter of 2024. Subsequently, on October 18, 2024, the Company sold its Varis Division to an affiliate of Arising Ventures, a third-party, while retaining a minority interest of 19.9% after the sale. Under the terms of the related stock purchase agreement, the Company will fund up to $4 million of expenses that may be incurred by Varis following the transaction date until December 31, 2025, and has no further obligations to contribute capital to Varis. The terms of sale did not result in a materially different impact than previously estimated on the Company’s financial statements. The Company will deconsolidate its Varis Division effective October 18, 2024 by removing the associated assets and liabilities held for sale on its balance sheet. The Company will account for its retained minority interest of 19.9% in Varis as an equity method investment going forward.

The Company incurred an $81 million non-cash loss from classification to held for sale related to the Varis Division year-to-date 2024, which was measured at the lower of its carrying amount or estimated fair value less costs to sell and is included in the valuation allowance of the current assets held for sale. Of this amount, $77 million was incurred in the second quarter of 2024, the period in which the Varis Division was classified as held for sale, and the remaining $4 million was incurred in the third quarter of 2024. Also, restructuring expenses incurred by the Varis Division, which were previously presented as Corporate expenses, are included in the measurement and presentation of discontinued operations for all periods presented.

The following table represents a reconciliation of the major components of discontinued operations, net of tax, as presented in the Condensed Consolidated Statements of Operations.

	Third Quarter		Year-to-Date
(In millions)	2024	2023	2024	2023
Major components of discontinued operations before income taxes:
Sales	$2	$2	$5	$5
Cost of goods and occupancy costs:	—	1	—	2
Gross profit	2	1	5	3
Selling, general and administrative expenses	8	18	34	50
Merger and restructuring expenses, net	—	—	8	—
Operating loss	(6)	(17)	(37)	(47)

Loss from major components of discontinued operations before income taxes	(6)	(17)	(37)	(47)
Loss on disposal of discontinued operations	(4)	—	(81)	—
Loss from discontinued operations before income taxes	(10)	(17)	(118)	(47)
Income tax expense (benefit)	—	(5)	(23)	(15)
Discontinued operations, net of tax	$(10)	$(12)	$(95)	$(32)

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table represents the major classes of assets and liabilities of the disposal group classified as held for sale presented in the Condensed Consolidated Balance Sheets as of September 28, 2024 and December 30, 2023.

	September 28,	December 30,
(In millions)	2024	2023
Major classes of assets included in discontinued operations:
Cash and cash equivalents	$11	$10
Receivables, net	2	2
Deferred tax assets	11	—
Property and equipment, net	63	62
Less: valuation allowance	(81)
Total assets of the disposal group classified as held for sale	$6	$74
Major classes of liabilities included in discontinued operations:
Trade accounts payable	$1	$—
Accrued expenses and other current liabilities	5	8
Deferred income taxes and other long-term liabilities	—	4
Total liabilities of the disposal group classified as held for sale	$6	$12

The Company had previously sold its CompuCom Division on December 31, 2021, through a transaction that was structured and accounted for as an equity sale. The Company did not have any financial results related to discontinued operations of the CompuCom Division on its Condensed Consolidated Statements of Operations for the periods presented. The Company received $5 million of cash from the purchaser in the first quarter of 2023 related to the settlement of the total cash purchase price, which is reflected in cash flows from investing activities of discontinued operations on the Condensed Consolidated Cash Flow Statement. In addition, the Company has a promissory note with a principal balance of $59 million from the purchaser of the CompuCom Division and a $9 million receivable related to an earn-out provision included in the securities purchase agreement. The promissory note and the earn-out are non-current receivables as of September 28, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the Company’s ability to achieve its strategic plans, including the benefits related to Project Core, liquidity, suppliers, consumers, customers, and employees, disruptions or inefficiencies in our supply chain, uncertainties arising from conflicts including the conflicts in Russia-Ukraine and in the Middle East, and macroeconomic drivers and their effect on the U.S. economy, changes in worldwide and U.S. economic conditions including higher interest rates that materially impact consumer spending and employment and the demand for our products and services, and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth herein under “Risk Factors,” found in Other Information which supplements our discussion of “Risk Factors” within Other Key Information in our Annual Report on Form 10-K filed on February 28, 2024 (the “2023 Form 10-K”) with the SEC, Forward-Looking Statements, found in our 2023 Form 10-K.

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

As of September 28, 2024, our operations are organized into three reportable segments (or “Divisions”), as described below. Our Varis Division, which is our tech-enabled B2B indirect procurement marketplace, has been held for sale and is being presented as discontinued operations beginning in the second quarter of 2024. The Varis Division was subsequently sold on October 18, 2024. Refer to the “Recent Developments” section below.

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

Office Depot Division – Our leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 885 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). Our Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offering business services including copying, printing, digital imaging, mailing, shipping, and technology support services. In addition, the print needs for retail and business customers are facilitated through our regional print production centers.

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

RECENT DEVELOPMENTS

Acquisitions

Since 2017, we have been acquiring profitable regional office supply distribution businesses to expand our reach and distribution network into geographic areas that were previously underserved. During the third quarter of 2024, we acquired a small independent regional office supply distribution business in Canada. There have not been any other acquisitions year-to-date 2024. Our strategy has been to acquire businesses with purchase prices ranging generally from $5 million to $15 million, which were individually insignificant to us. The business acquired was consistent with acquisitions of similar sized businesses in the past and the acquisition was primarily funded with cash on hand. The operating results of this small office supply business is combined with our operating results subsequent to its purchase date, and is included in our ODP Business Solutions Division segment. Refer to Note 2. “Acquisitions” in Notes to Condensed Consolidated Financial Statements for additional information.

Disposition of our Varis Division

On April 24, 2024, our Board of Directors approved management’s commitment to a plan to sell our Varis Division through a single disposal group. Beginning in the second quarter of 2024, the Varis Division disposal group has met the accounting criteria to be classified as held for sale and therefore is presented as such. The disposition of our Varis Division represents a strategic shift that will have a major impact on our operations and financial results. Accordingly, the operating results and cash flows of the Varis Division have been classified as discontinued operations for all periods presented beginning in the second quarter of 2024. Subsequently, on October 18, 2024, we sold our Varis Division to an affiliate of Arising Ventures, a third-party, while retaining a minority interest of 19.9% after the sale. Under the terms of the related stock purchase agreement, we will fund up to $4 million of expenses that may be incurred by Varis following the transaction date until December 31, 2025, and we have no further obligations to contribute capital to Varis. The terms of sale did not result in a materially different impact than previously estimated on our financial statements. We will account for our retained minority interest of 19.9% in Varis as an equity method investment going forward. Refer to Note 12. “Discontinued Operations” in Notes to Condensed Consolidated Financial Statements for additional information.

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

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 13-week and 39-week periods ended September 28, 2024 (also referred to as the “third quarter of 2024” and “year-to-date 2024,” respectively) and September 30, 2023 (also referred to as the “third quarter of 2023” and “year-to-date 2023,” respectively).

Our consolidated sales were lower by $227 million, or 11%, in the third quarter of 2024 compared to the same period in the prior year. Sales in our ODP Business Solutions Division decreased $82 million, or 8%, as compared to the same period in the prior year. Our ODP Business Solutions Division experienced decreased sales across a majority of its product categories, primarily in furniture, cleaning and breakroom, and supplies. This was driven by lower demand from business-to-business customers, due to reduced spending, and fewer customers. Sales in our Office Depot Division decreased $148 million, or 15%, as compared to the same period in the prior year, mainly as a result of planned store closures, lower demand, and lower average order values at our retail stores and eCommerce platform. The sales decline was across the majority of Office Depot Division’s product categories and was impacted by reduced spending of our customers during the competitive back-to-school season. The contribution of our Veyer Division to consolidated sales was not material.

Our consolidated sales were lower by $653 million, or 11%, year-to-date 2024 compared to the same period in the prior year. Sales in our ODP Business Solutions Division decreased $248 million, or 8%, and sales in our Office Depot Division decreased $411 million, or 14%, as compared to the same period in the prior year. The drivers of the sales decline year-to-date 2024 for both our ODP Business Solutions Division and Office Depot Division were consistent with those described above for the third quarter of 2024. The contribution of our Veyer Division to consolidated sales was not material.

Sales (External)	Third Quarter			Year-to-Date
(In millions)	2024	2023	Change	2024	2023	Change
ODP Business Solutions Division	$914	$996	(8)%	$2,753	$3,001	(8)%
Office Depot Division	852	1,000	(15)%	2,580	2,991	(14)%
Veyer Division	14	11	27%	34	28	21%
Total	$1,780	$2,007	(11)%	$5,367	$6,020	(11)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•
Total gross profit decreased $108 million, or 23% in the third quarter of 2024 when compared to the same period in 2023. Our Office Depot Division, ODP Business Solutions Division, and Veyer Division had $63 million, $40 million, and $5 million lower gross profit, respectively. Total gross profit decreased $252 million, or 18%, year-to-date 2024 when compared to the same period in 2023. Our Office Depot Division, ODP Business Solutions Division, and Veyer Division had $158 million, $80 million, and $14 million lower gross profit, respectively. The decreases in gross profit in both the third quarter and year-to-date 2024 were mainly due to the flow through impact of lower sales and decrease in gross margin.
•
Total gross margin for the third quarter and year-to-date 2024 was 20% and 21%, respectively. Total gross margin for both the third quarter and year-to-date 2023 was 24% and 23%, respectively. The decrease in gross margin is mainly the result of lower product margin and deleveraging of supply chain and occupancy costs. Our supply chain and occupancy costs have increased year-to-date 2024 as a percentage of sales, including transportation, facility and store rents, and utilities.
•
Total selling, general, and administrative expenses decreased $37 million and $99 million in the third quarter and year-to-date 2024, respectively, when compared to the same periods in 2023. This decrease in the third quarter of 2024 was driven by decreases of $20 million in our Office Depot Division, $12 million in our ODP Business Solutions Division, and $4 million in our Veyer Division. This decrease year-to-date 2024 was driven by decreases of $62 million in our Office Depot Division, $27 million in our ODP Business Solutions Division, and $6 million in our Veyer Division. The remaining decrease for both periods is attributable to lower corporate expenses. Selling, general, and administrative expenses as a percentage of total sales was 18% and flat in both the third quarter and year-to-date 2024, as compared to the same prior year periods.
•
We recorded $7 million and $21 million of asset impairment charges in the third quarter and year-to-date 2024, respectively, primarily related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder relating to impairment of fixed assets. Refer to Note 10. “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements for additional information.
•
Our merger and restructuring expenses, net were $2 million and $47 million in the third quarter and year-to-date 2024, respectively. The expenses in the period related to restructuring activities, primarily $2 million and $44 million of restructuring costs associated with Project Core in the third quarter and year-to-date 2024, respectively. Refer to Note 3. “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements for additional information.

•
Our effective tax rates were 28% and 27% for the third quarter and year-to-date 2024, respectively, and 25% for both the third quarter and year-to-date 2023. For the third quarter of 2024, our effective tax rate was driven by the result of ongoing business activities rather than adjustments for discrete items. For year-to-date 2024, our effective tax rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date and the settlement of an uncertain tax position for less than the reserve in the first quarter, partially offset by additional uncertain tax positions in the second quarter. Refer to Note 5. “Income Taxes” in Notes to Condensed Consolidated Financial Statements for additional information.
•
Diluted earnings per share from continuing operations was $2.04 in the third quarter of 2024 compared to $2.09 in the third quarter of 2023. Diluted earnings per share from continuing operations was $2.65 year-to-date 2024 compared to $5.18 year-to-date 2023. The decrease in diluted earnings per share from continuing operations in the third quarter and year-to-date 2024 compared to the same prior year periods is due to lower net income, partially offset by the impact of lower weighted average shares. Refer to Note 6. “Earnings (Loss) Per Share” in Notes to Condensed Consolidated Financial Statements for additional information.
•
Diluted loss per share from discontinued operations was $(0.31) in the third quarter of 2024 compared to $(0.30) in the third quarter of 2023. Diluted loss per share from discontinued operations was $(2.64) year-to-date 2024 compared to $(0.80) year-to-date 2023.
•
Net diluted earnings per share was $1.73 in the third quarter of 2024 compared to $1.79 in the third quarter of 2023. Net diluted earnings per share was $0.01 year-to-date 2024 compared to $4.38 year-to-date 2023.
•
We repurchased 3 million shares of our common stock in the third quarter of 2024 for total consideration of $102 million. Year-to-date 2024, we repurchased 6 million shares of our common stock for a total consideration of $257 million. As of September 28, 2024, $768 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of third quarter of 2024 and through October 30, 2024, we bought back 1 million shares of our common stock at a cost of $33 million.
•
At September 28, 2024, we had $192 million in cash and cash equivalents, including $11 million that is presented in Current assets held for sale related to the Varis Division, and $536 million of available credit under the Fourth Amended Credit Agreement (as defined in Note 7. “Debt” in Notes to Condensed Consolidated Financial Statements), for a total liquidity of approximately $728 million. Cash provided by operating activities of continuing operations was $125 million year-to-date 2024 compared to cash provided by operating activities of continuing operations of $289 million in the comparable prior year period. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

ODP BUSINESS SOLUTIONS DIVISION

	Third Quarter		Year-to-Date
(In millions)	2024	2023	2024	2023
Sales (external)	$914	$996	$2,753	$3,001
Sales (internal)	$2	$4	$7	$11
% change of total sales	(8)%	(3)%	(8)%	0%
Division operating income	$28	$56	$87	$140
% of total sales	3%	6%	3%	5%

Sales in our ODP Business Solutions Division decreased $84 million and $252 million, or 8% in both the third quarter and year-to-date 2024, compared to the corresponding periods in 2023. During both the third quarter and year-to-date 2024, our ODP Business Solutions Division experienced decreased sales across a majority of its product categories, primarily in furniture, cleaning and breakroom, and supplies, compared to the corresponding periods in 2023. This was driven by lower demand from business-to-business customers, due to reduced spending and fewer customers. We expect sales in our ODP Business Solutions Division to continue to be adversely impacted in the near term due to macroeconomic factors that continue to weigh on the U.S. economy, which can materially impact spending by our business-to-business customers and the demand for our products and services. Sales include internal sales of $2 million and $7 million in the third quarter and year-to-date 2024, respectively, which relate to ODP Business Solutions Division customers’ transactions held at Office Depot Division retail store locations.

Our ODP Business Solutions Division sales could be adversely impacted in the near term due to numerous factors, among others, a weaker U.S. economy and higher unemployment and inflation that materially impact spending, the demand for our products and services and the availability of supply. The changes in work environments as a result of the general macroeconomic environment, including ongoing remote work trends, have been material to the results of the ODP Business Solutions Division in the third quarter and year-to-date 2024. A prolonged or permanent shift to hybrid or continued remote work arrangements, as well as the substance and pace of macroeconomic recovery, could continue to have a material impact to the future results of the ODP Business Solutions Division.

Our ODP Business Solutions Division operating income was $28 million in the third quarter of 2024, which decreased 50% as compared to $56 million in the third quarter of 2023. Operating income as a percentage of sales decreased 250 basis points in the third quarter of 2024 compared to the corresponding period in 2023. The reduction in operating income was mainly due to the flow through impact of lower sales, as well as a 290 basis point lower gross margin rate primarily due to lower product margin rate and deleveraging in supply chain costs, which resulted in $40 million lower gross profit. The decrease in gross profit was partially offset by $12 million lower selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales was 30 basis points lower compared to the corresponding period in the prior year, mainly due to lower employee-related costs as a result of Project Core.

Our ODP Business Solutions Division operating income was $87 million year-to-date 2024, which decreased 38% as compared to $140 million year-to-date 2023. Operating income as a percentage of sales decreased 150 basis points year-to-date 2024 compared to the corresponding period in 2023. The reduction in operating income was mainly due to the flow through impact of lower sales, as well as a 150 basis point lower gross margin rate primarily due to deleveraging in supply chain costs, which resulted in $80 million lower gross profit. The decrease in gross profit was partially offset by $27 million lower selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales was flat compared to the corresponding period in the prior year.

OFFICE DEPOT DIVISION

	Third Quarter		Year-to-Date
(In millions)	2024	2023	2024	2023
Sales (external)	$852	$1,000	$2,580	$2,991
Sales (internal)	$9	$10	$24	$27
% change of total sales	(15)%	(12)%	(14)%	(11)%
Division operating income	$23	$66	$91	$186
% of total sales	3%	7%	3%	6%
Change in comparable store sales	(10)%	(6)%	(9)%	(5)%

Sales in our Office Depot Division decreased $149 million and $414 million, or 15% and 14%, in the third quarter and year-to-date 2024, respectively, compared to the corresponding periods in 2023. The largest drivers of our product sales decline for the third quarter and year-to-date 2024 were planned store closures, lower demand, and lower average order values in our stores. Our eCommerce platform also experienced lower demand. The sales decline in the third quarter and year-to-date 2024 was across the majority of our product categories. The demand for these categories was mainly impacted by reduced spending of our customers due to a competitive back-to-school season and macroeconomic factors affecting the U.S. economy. In addition, certain interruptions experienced due to inclement weather further impacted our store traffic during the back-to-school and back-to-business seasons, and our results for the quarter and year-to-date 2024. We believe sales in our Office Depot Division may continue to be adversely impacted in the near term and potentially longer related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending and the demand for our products and services and increasing competitive pressures.

Sales include internal sales of $9 million and $24 million in the third quarter and year-to-date 2024, respectively, which relate to print services provided to the ODP Business Solutions Division as well as internal service fees for providing buy online, pick up in store (“BOPIS”) transactions to ODP Business Solutions Division customers.

Sales generated through our eCommerce platform include online sales fulfilled through warehouses, BOPIS transactions, online orders shipped from store, and same day delivery orders fulfilled with retail store inventory. These sales represented 34% and 33% of Office Depot Division’s total sales in the third quarter and year-to-date 2024, respectively, as compared to 29% of total sales in both the comparable prior periods.

Comparable store sales decreased 10% and 9% in the third quarter and year-to-date 2024, respectively, reflecting lower store traffic and average order value, partially offset by higher conversion rate. The average order value was impacted by lower sales in our supplies, workspace and technology product categories. Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes or natural disasters, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods but may differ from measures used by other companies.

Our Office Depot Division operating income was $23 million in the third quarter of 2024, which decreased 65% as compared to $66 million in the third quarter of 2023. Operating income as a percentage of sales decreased 380 basis points in the third quarter of 2024 compared to the corresponding period in 2023. The reduction in operating income was mainly due to the flow through impact of lower sales, as well as a 260 basis point lower gross margin rate primarily due to deleveraging in supply chain and occupancy costs, which resulted in $63 million lower gross profit. The decrease in gross profit was partially offset by $20 million lower selling, general and administrative expenses, which was driven by store closures as part of the Maximize B2B Restructuring Plan, and other initiatives to reduce costs as our retail footprint is reduced. Selling, general and administrative expenses as a percentage of sales were 130 basis points higher due to deleveraging from lower sales.

Our Office Depot Division operating income was $91 million year-to-date 2024, which decreased 51% as compared to $186 million year-to-date 2023. Operating income as a percentage of sales decreased 270 basis points year-to-date 2024 compared to the corresponding period in 2023. The reduction in operating income was mainly due to the flow through impact of lower sales as well as a 180 basis point lower gross margin rate primarily due to deleveraging in supply chain and occupancy costs, which resulted in $158 million lower gross profit. The decrease in gross profit was partially offset by $62 million lower selling, general and administrative costs, resulting from the initiatives discussed above. Selling, general and administrative expenses as a percentage of sales were 90 basis points higher compared to the corresponding period in the prior year, mainly due to deleveraging from lower sales.

As of September 28, 2024, our Office Depot Division operated 885 retail stores in the United States, Puerto Rico, and the U.S. Virgin Islands compared to 938 stores at the end of the third quarter of 2023. Charges associated with store closures as part of a restructuring plan are reported as appropriate in Asset impairments and Merger and restructuring expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail store and distribution center assets and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to the “Corporate” section below for additional information of expenses incurred to date.

VEYER DIVISION

	Third Quarter		Year-to-Date
(In millions)	2024	2023	2024	2023
Sales (external)	$14	$11	$34	$28
Sales (internal)	$1,190	$1,320	$3,591	$4,044
% change of total sales	(10)%	(10)%	(11)%	(8)%
Division operating income	$9	$10	$23	$31
% of total sales	1%	1%	1%	1%

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

In the third quarter of 2024 and the third quarter of 2023, $558 million and $629 million of internal sales are to the Office Depot Division, and $631 million and $691 million are to the ODP Business Solutions Division, respectively. The decrease in internal sales to the Office Depot Division is related to the decline in customer demand at our retail stores and eCommerce platform, which is discussed further in the Office Depot Division section above. The decrease in internal sales to the ODP Business Solutions Division is related to reduced demand experienced by ODP Business Solutions Division during the third quarter of 2024, which is discussed further in the ODP Business Solutions Division section above. Year-to-date 2024 and year-to-date 2023, $1.7 billion and $1.9 billion of internal sales are to the Office Depot Division, respectively, and $1.9 billion and $2.1 billion are to the ODP Business Solutions Division, respectively. The drivers of the change in internal sales to the Office Depot Division and the ODP Business Solutions Division year-to-date 2024 are consistent with those described above.

External sales represent supply chain services provided to third parties, as well as product sales by our Asia sourcing operation to third parties. The $3 million and $6 million increase in external sales in the third quarter and year-to-date 2024, respectively, compared to the corresponding periods in the prior year were driven by supply chain services and product sales to third parties.

Our Veyer Division operating income was $9 million in the third quarter of 2024 compared to $10 million in the third quarter of 2023, which was driven by the flow through impact of lower internal sales. Our Veyer Division operating income was $23 million year-to-date 2024 compared to $31 million year-to-date 2023. The decrease in both periods was mainly due to the flow through impact of lower internal sales, partially offset by favorable third-party profit. The gross margin rate was relatively flat in the third quarter and year-to-date 2024 as compared to the corresponding periods in the prior year. Future performance of our Veyer Division is dependent upon market conditions in the transportation and logistics industry, including fluctuations in labor and fuel costs, and its ability to pass any cost increases through to its customers.

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

Asset impairments

We recognized asset impairment charges of $7 million and $21 million in the third quarter and year-to-date 2024. Of these asset impairment charges, $7 million and $19 million related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder relating to impairment of fixed assets. We recognized asset impairment charges of $3 million and $13 million in the third quarter and year-to-date 2023. Of these asset impairment charges, $2 million and $8 million in the third quarter and year-to-date 2023, respectively, was related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder relating to impairment of fixed assets and other assets.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In the third quarter and year-to-date 2024, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our restructuring programs, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value.

We test our goodwill and indefinite-lived intangible assets for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. There were no events or changes in circumstances that indicate an impairment may have occurred during the third quarter of 2024. We will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of our reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in goodwill impairment charges. Further, while we are currently in a strong liquidity and capital position, a significant deterioration may have a material impact on our liquidity and capital in future periods.

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

In March 2024, our Board of Directors approved a restructuring plan to redesign our company-wide low-cost business model approach and create further efficiencies in our business to lower costs (“Project Core”). This was driven by a need to significantly reduce costs due to macroeconomic and other factors impacting our sales, as well as insights gained following the first year of operations of realignment of our operating segments into four divisions. The scope of Project Core was approved in two phases, in March 2024 and April 2024, and includes cost improvement actions across the entire enterprise, including our Varis Division, which is presented as discontinued operations beginning in the second quarter of 2024. It aims to optimize our organizational structure to support future growth of the business. Project Core is expected to be completed in 2025, with the majority of actions expected to be taken by the end of 2024. Total restructuring costs related to Project Core are estimated to be up to $57 million, of which $35 million are estimated to be termination benefits, which mainly consists of severance, and $22 million are estimated to be costs to facilitate the program, which mainly consists of third-party professional fees and other incremental employee-related costs to implement actions. All costs of Project Core are expected to be cash expenditures.

Merger and restructuring expenses, net were $2 million and $47 million in the third quarter and year-to-date 2024, respectively, compared to $1 million and $2 million in the third quarter and year-to-date 2023, respectively. Of the expenses in the third quarter and year-to-date 2024, $2 million and $44 million, respectively, relate to Project Core. Also related to Project Core and included within discontinued operations year-to-date 2024 are $8 million of severance expenses in our Varis Division. Refer to Note 3 “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements for an additional analysis of these Corporate charges.

Legal matter monetization

In the third quarter of 2024, we recognized $70 million of income in our Condensed Consolidated Statement of Operations related to legal matter monetization where we are engaged in legal proceedings as a plaintiff. This income is included within Receivables, net in our Condensed Consolidated Balance Sheet as of September 28, 2024. We subsequently received the proceeds in October 2024.

Unallocated Expenses

We allocate to our Divisions functional support expenses that are considered to be directly or closely related to segment activity. These allocated expenses are included in the measurement of Division operating income. Other companies may charge more or less for functional support expenses to their segments, and our results, therefore, may not be comparable to similarly titled measures used by other companies. The unallocated expenses primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, legal, audit and similar functions. Unallocated expenses were $19 million and $60 million in the third quarter and year-to-date 2024, respectively, compared to $20 million and $63 million in the third quarter and year-to-date 2023, respectively. The decrease in the third quarter and year-to-date 2024 was primarily due to lower corporate payroll and incentive expenses.

Other Income and Expense

	Third Quarter		Year-to-Date
(In millions)	2024	2023	2024	2023
Interest income	$2	$3	$7	$7
Interest expense	(6)	(5)	(16)	(15)
Other income, net	(3)	3	(4)	8

We recorded $1 million of interest expense year-to-date 2024, and $1 million and $4 million of interest expense in the third quarter and year-to-date 2023, respectively, related to the Third Amended Credit Agreement. In May 2024, we entered into the Fourth Amended and Restated Credit Agreement, which provided for an $800 million asset-based revolving credit facility, maturing in May 2029. This agreement replaced our then existing amended and restated credit agreement, the Third Amended Credit Agreement, that was due to mature in April 2025. We recognized less than $1 million of loss from modification of debt related to this transaction in the second quarter of 2024, which represented the write-off certain unamortized debt issuance costs as of the closing date of the transaction. We recorded $3 million and $4 million of interest expense in the third quarter and year-to-date 2024, respectively, related to the Fourth Amended Credit Agreement. We also recorded interest expense related to our finance lease obligations and revenue bonds in all periods presented.

Other income, net includes the pension credit related to the frozen OfficeMax pension and other benefit plans, as well as the pension credit related to the pension plan in the United Kingdom that has been retained by us in connection with the sale of the European Business.

Income Taxes

Our effective tax rates were 28% and 27% for the third quarter and year-to-date 2024, respectively, and 25% for both the third quarter and year-to-date 2023. For the third quarter of 2024, our effective tax rate was driven by the result of ongoing business activities rather than adjustments for discrete items. For year-to-date 2024, our effective tax rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date and the settlement of an uncertain tax position for less than the reserve in the first quarter, partially offset by additional uncertain tax positions in the second quarter. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rates for the third quarter and year-to-date 2024 to differ from the statutory rate of 21%. For the third quarter and year-to-date 2023, our effective tax rates were primarily impacted by the recognition of a tax benefit associated with stock-based compensation award. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At September 28, 2024 and December 30, 2023, we had $192 million and $392 million in cash and cash equivalents, respectively, of which $11 million and $10 million at September 28, 2024 and December 30, 2023, respectively, is presented in Current assets held for sale related to the Varis Division. In addition, at September 28, 2024 and December 30, 2023, we had $536 million and $696 million of available credit under the Fourth Amended Credit Agreement, respectively, for a total liquidity of approximately $728 million and $1.1 billion at the end of each respective period. Despite the weaker global economic conditions and the uncertainties related to the current macroeconomic environment, we currently believe that as a result of our strong financial position, including our cash and cash equivalents on hand, availability of funds under the Fourth Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. From time to time, we may prepay outstanding debt and/or restructure or refinance debt obligations.

Financing

On May 9, 2024, as disclosed in Note 7. “Debt,” we entered into the Fourth Amended and Restated Credit Agreement, which provides for an $800 million asset-based revolving credit facility (the “New Facility”). The New Facility matures in May 2029. The Fourth Amended Credit Agreement replaced our then existing amended and restated credit agreement, the Third Amended Credit Agreement, that was due to mature in April 2025. The Company retired $53 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement prior to its amendment, resulting in no remaining FILO Term Loan Facility loans.

Year-to-date 2024, we elected to draw down $520 million from the credit facilities under the Third and Fourth Amended Credit Agreements for working capital management. Of this amount, $397 million was repaid year-to-date 2024, resulting in $123 million of revolving loans outstanding under the New Facility at September 28, 2024. Also, at September 28, 2024, we had $41 million of outstanding standby letters of credit and $536 million of available credit under the Fourth Amended Credit Agreement. We were in compliance with all applicable covenants at September 28, 2024.

Acquisitions and dispositions

In addition to the business acquisition disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets in connection with our strategic transformation. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness.

Capital Expenditures

We estimate capital expenditures in 2024 to be up to approximately $95 million, which includes investments to support our business priorities. These expenditures will be funded through available cash on hand and operating cash flows.

Capital Return Programs – Share Repurchases and Dividends

In February 2024, our Board of Directors approved a new stock repurchase program of up to $1 billion of our common stock, available through March 31, 2027, which replaced the then existing $1 billion stock repurchase program. Year-to-date 2024, we repurchased 6 million shares of our common stock for total consideration of $257 million. As of September 28, 2024, $768 million remains available for stock repurchases under the current stock repurchase program. Subsequent to the end of the third quarter of 2024 and through October 30, 2024, we repurchased 1 million shares of our common stock at a cost of $33 million. Considering the ongoing macroeconomic environment and our operating results in year-to-date 2024, we expect to substantially moderate the pace of stock repurchases in the near-term.

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

We did not declare any cash dividends in the third quarter and year-to-date 2024. We do not anticipate declaring cash dividends in the foreseeable future. Our Fourth Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

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

CASH FLOWS

Continuing Operations

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

	Year-to-Date
(In millions)	2024	2023
Operating activities of continuing operations	$125	$289
Investing activities of continuing operations	(78)	43
Financing activities of continuing operations	(214)	(306)

Operating Activities

Year-to-date 2024, cash provided by operating activities of continuing operations was $125 million, compared to $289 million during the corresponding period in 2023. This decrease in cash flows from operating activities was primarily driven by $103 million less net income after adjusting for non-cash charges, $26 million less usage of deferred tax assets, and $35 million less cash flows from working capital. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. Year-to-date 2024, the primary driver for lower cash flows from working capital was $45 million less cash flows from our receivables and $45 million less cash flows from our inventories, partially offset by a $59 million increase from trade payables and other liabilities. The changes in our payables and other liabilities and in other current and noncurrent assets are reflective of the timing of payments. The change in inventories is mainly attributable to purchase volume.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash used in investing activities of continuing operations was $78 million year-to-date 2024, compared to cash provided by investing activities of continuing operations of $43 million year-to-date 2023. The cash outflow year-to-date 2024 was driven by $72 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities, and $11 million outflow related to business acquisition, partially offset by $1 million of proceeds from disposition of assets and $4 million proceeds from settlement of company owned life insurance contracts. The cash inflow year-to-date 2023 was driven by $105 million of proceeds from disposition of assets, of which $100 million related to the sale of our corporate headquarters. These inflows were partially offset by $56 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities, as well as $9 million outflow related to business acquisition.

Financing Activities

Cash used in financing activities of continuing operations was $214 million year-to-date 2024, compared to $306 million year-to-date 2023. The cash outflow year-to-date 2024 primarily consisted of $397 million related to the repayment of the New Facility, $254 million in repurchases of common stock, including commissions, $53 million related to the retirement of our FILO Term Loan Facility loans, $15 million share purchases for taxes, net of proceeds, for employee share-based transactions, and $8 million of net payments on long- and short-term borrowings activity related to our debt. These outflows were partially offset by $520 million draw down on the New Facility. The cash outflow year-to-date 2023 primarily consisted of $264 million in repurchases of common stock, including commissions, $26 million share purchases for taxes, net of proceeds, for employee share-based transactions, and $12 million of net payments on long- and short-term borrowings activity related to our debt.

Discontinued Operations

Cash used in operating, investing and financing activities of discontinued operations is summarized as follows:

	Year-to-Date
(In millions)	2024	2023
Operating activities of discontinued operations	$(23)	$(27)
Investing activities of discontinued operations	(7)	(15)

Cash used in operating activities of discontinued operations was $23 million year-to-date 2024, compared to $27 million year-to-date 2023. The change in operating cash flows of discontinued operations in the comparative period was primarily driven by less cash outflows from working capital in discontinued operations year-to-date 2024.

Cash used in investing activities of discontinued operations was $7 million year-to-date 2024, compared to $15 million year-to-date 2023. The change in investing cash flows of discontinued operations in the comparative period reflects the reduction in capital expenditures in discontinued operations related to the Varis Division, partially offset by $5 million of proceeds received from the purchaser of our CompuCom Division year-to-date 2023 to settle the cash, debt and working capital adjustments related to sale of this division.

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

OTHER INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 28, 2024, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2023 Form 10-K.

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures. Each reporting period, we carry out an evaluation, with the participation of our principal executive and financial officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on management’s evaluation, our principal executive and financial officer has concluded that, as of September 28, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive and financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11. “Contingencies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2023 Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased 3 million shares of our common stock at a cost of $102 million in the third quarter of 2024. As of September 28, 2024, $768 million remained available for additional repurchases under the current stock repurchase. Subsequent to the end of the third quarter of 2024 and through October 30, 2024, we repurchased 1 million shares of our common stock at a cost of $33 million.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number		Part of a Publicly	Purchased Under
	of Shares	Average	Announced Plan or	the Repurchase
	Purchased	Price Paid	Program	Program
Period	(In thousands)	per Share	(In thousands)	(In millions)
June 30, 2024 — July 27, 2024	610	$38.91	610	$846
July 28, 2024 — August 24, 2024	854	$34.34	854	$817
August 25, 2024 — September 28, 2024	1,679	$29.41	1,679	$768
Total	3,143	$32.59	3,143

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

We did not declare any cash dividends in third quarter and year-to-date 2024 and do not anticipate declaring cash dividends in the foreseeable future. Our Fourth Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

OTHER INFORMATION

RULE 10B5-1 TRADING PLANS

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2024.

EXHIBITS

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

THE ODP CORPORATION
(Registrant)

Date: November 6, 2024	By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: November 6, 2024	By:	/s/ MAX W. HOOD
Max W. Hood
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)