Form 10-K
period 2024-12-28
ODP Corp
filed 2025-02-26
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 28, 2024

Or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 1-10948

The ODP Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1457062
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6600 North Military Trail, Boca Raton, Florida	33496
(Address of Principal Executive Offices)	(Zip Code)

(561) 438-4800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	ODP	The NASDAQ Stock Market (NASDAQ Global Select Market)

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2024 (based on the closing market price of the common stock on the Composite Tape on June 28, 2024) was approximately $1,298,991,046 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the registrant).

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At February 19, 2025, there were 29,817,246 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

Documents Incorporated by Reference:

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to The ODP Corporation’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after close of the registrant’s fiscal year covered by this Annual Report.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (“Annual Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), that involve risks and uncertainties. These forward-looking statements include both historical information and other information that can be used to infer future performance. Examples of historical information include annual financial statements and the commentary on past performance contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). While certain information has specifically been identified as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is historical, all the information contained in this Annual Report should be considered to be “forward-looking statements” as referred to in the Reform Act. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue,” “may,” “will” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. Certain information in MD&A is clearly forward-looking in nature, and without limiting the generality of the preceding cautionary statements, we specifically advise you to consider all of MD&A in the light of the cautionary statements set forth herein.

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

Our vision is to empower every business, professional and consumer with the products and services they need to achieve more every day. We achieve our vision by driving our low-cost business model and continuing to provide our customers with innovative products and services they need to sustainably grow their businesses. We remain focused on driving stable growth and deploying a disciplined capital management strategy, which has helped position us as a leading provider of business products, services and supplies, and digital workplace technology solutions to small, medium, and enterprise-level businesses. Our foundation is our 5C culture, which is customer, commitment, creativity, change and caring.

We operate through three reportable segments including ODP Business Solutions, LLC; Office Depot, LLC; and Veyer, LLC. These three synergistic and defined business divisions position us to deliver value as follows:

FISCAL YEAR

Our fiscal year results are based on a 52- or 53-week calendar ending on the last Saturday in December. Fiscal year 2024 had 52 weeks and ended on December 28, 2024. Fiscal year 2023 had 52 weeks and ended on December 30, 2023. Fiscal year 2022 had 53 weeks and ended on December 31, 2022. Certain subsidiaries operate on a calendar year basis; however, the reporting difference did not have a material impact on 2024 and the other periods presented.

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

HOW WE ORGANIZE OUR BUSINESS

At December 28, 2024, our operations are organized into three reportable segments (or “Divisions”): ODP Business Solutions Division, Office Depot Division, and Veyer Division. We sold our Varis Division in the fourth quarter of 2024. We sold our CompuCom Division in the first quarter of 2022. Additional information regarding our Divisions is presented in MD&A and in Note 4. “Segment Information” in Notes to Consolidated Financial Statements located in Financial Statements and Supplemental Details of this Annual Report.

ODP BUSINESS SOLUTIONS DIVISION

The ODP Business Solutions Division, or ODP BSD, is our leading B2B distribution solutions provider serving small, medium, and enterprise level companies, including those in the public and education sectors. This segment operates in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. The ODP Business Solutions Division sells nationally branded, as well as our private branded, office supply and adjacency products and services to customers, who are served through a dedicated sales force, catalogs, telesales, and electronically through our Internet websites. Adjacency products and services include cleaning, janitorial and breakroom supplies, office furniture, technology products, and copy and print services. Starting in 2025, ODP BSD expanded its hospitality supplies categories within its adjacency products. This segment also includes our Federation entities, which are over 20 regional office supply distribution businesses acquired by us as part of our transformation to expand our reach and distribution network into geographic areas that were previously underserved, and which continue to operate under their own brand names. The acquisition of these businesses has allowed for an effective and accretive means to expand our distribution reach, target new business customers, and grow our offerings beyond traditional office supplies.

In 2024, we continued to build on several initiatives to expand our margins, grow in adjacency product and services categories, and increase cash flows of ODP BSD, including the following:

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

OFFICE DEPOT DIVISION

The Office Depot Division is our leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 869 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). Our Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture, as well as offering business services including copying, printing, digital imaging, mailing, shipping, and technology support services. In addition, the print needs for retail and business customers are facilitated through our regional print production centers. Our Office Depot Division aims to serve small business, home office, educational customers, and consumers better than anyone else can by providing a unique combination of value, convenience and customer engagement.

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

In 2024, we continued to build on several initiatives to drive cash flow generation from our Office Depot Division, including the following:

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

In 2020, we implemented the Maximize B2B Restructuring Plan, a restructuring plan to re-align our operational focus to support our “business-to-business” solutions and IT services business units and improve costs. Implementation of the Maximize B2B Restructuring Plan was expected to be substantially completed by the end of 2023. In December 2022, our Board of Directors approved to extend the program through the end of 2024. The Maximize B2B Restructuring Plan aims to generate savings through optimizing the Company’s retail footprint, removing costs that directly support the Retail business and additional measures to implement a company-wide low-cost business model, which will then be invested in accelerating the growth of the Company’s business-to-business platform. Since the implementation of the Maximize B2B Restructuring Plan, we have closed a total of 340 retail stores as a result of this plan. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Consolidated Financial Statements for additional information.

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

In 2024, we continued to build on several initiatives to drive incremental income through our Veyer Division, including the following:

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

OUR CAPITAL

INTELLECTUAL PROPERTY

We currently operate under the brand names Office Depot®, OfficeMax® and Grand & Toy®, as well as others. We hold trademark registrations and pending applications domestically and worldwide for these operating brands as well as for a wide assortment of private branded products and services including “Office Depot,” “OfficeMax®,” “Foray®,” “Ativa®,” “TUL®,” “Realspace®,” “WorkPro®,” “Brenton Studio®,” “Highmark®,” “Executive Suite®,” “Juku®,” “Grand & Toy®,” and others. We also hold issued patents and pending patent applications domestically and worldwide for certain private branded products, such as shredders, office chairs and writing instruments.

HUMAN CAPITAL MANAGEMENT

As of January 25, 2025, we had approximately 19,000 full-time and part-time employees from continuing operations as compared to 20,000 full-time and part-time employees as of January 27, 2024. The year-on-year change is mainly attributable to planned store closures and other cost reduction measures. We also utilize independent contractors and temporary personnel to supplement our workforce. Our key human capital management objectives are to attract, retain and develop talent to drive our strategy for long-term success.

Our Board of Directors provides oversight on certain human capital management matters, including through its Compensation & Talent Committee. The Compensation & Talent Committee is responsible for overseeing and providing perspective on our strategies and policies including with respect to pay equity, recruiting, retention, training and development, and workplace environment and safety consistent with our culture, objectives and strategy. At The ODP Corporation, we are committed to promoting a safe, trusting environment where all of our associates, customers and vendors feel valued, respected and accepted.

Human capital engagement and development underpins our efforts to execute our strategy. Our approach to employee engagement is centered on fostering a safe and transparent workplace culture that respects and values differences in perspectives, experiences and backgrounds. We achieve this through multiple forums for employee engagement and feedback, including town hall meetings, executive roundtables, focus groups, on-demand feedback surveys, and individual one-on-one meetings between leaders and team members. The leadership teams across our business use employee feedback to regularly check-in and gauge employee engagement, utilizing the survey results and feedback to gain insights, identify strengths and areas of opportunity, and take actions to improve.

We continue to invest in our employees’ career growth and provide a range of personal and professional development opportunities through our enterprise learning platform, special projects, coaching and mentoring, and other avenues. Through these opportunities, our employees can expand their networks, skillsets and leadership competencies, contributing to their overall growth and well-being, leading to increased job satisfaction, motivation, and a positive work environment.

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

As of December 28, 2024, we operated a total of 68 DCs and crossdock facilities from continuing operations in the United States, Puerto Rico, and Canada. Including our satellite locations, we had over 90 facilities in our distribution network. Refer to “Properties” within Other Key Information for more details.

MERCHANDISING AND SERVICES

Our merchandising and services strategy is to meet our customers’ needs by offering a broad selection of nationally branded office supply and adjacency products, as well as our own private branded products and services. The selection of our private branded products has increased in breadth and level of sophistication over time. We currently offer products under such labels, including Office Depot®, OfficeMax®, Foray®, Ativa®, TUL®, Realspace®, WorkPro®, Brenton Studio®, Highmark®, Executive Suite®, Juku®, Grand & Toy®, and others.

We generally classify our offerings into four categories: (1) supplies, (2) technology, (3) furniture and other, and (4) copy and print. The supplies category includes products such as paper, writing instruments, office supplies, cleaning and breakroom supplies, hospitality supplies, personal protective equipment, and product subscriptions. The technology category includes products such as toner and ink, printers, computers, tablets and accessories electronic storage, and sales of third-party software, as well as technology support services offerings provided in our retail stores. The furniture and other category includes products such as desks, seating, luggage, gift cards, and warranties. The copy and print category includes offerings such as printing of business cards, banners, documents and promotional products, copying and photo services, and managed print and fulfillment services.

Total Company sales by offering were as follows:

	2024	2023	2022
Major revenue categories
Supplies	49.4%	49.8%	48.8%
Technology	27.6%	27.8%	28.9%
Furniture and other	14.2%	14.1%	14.8%
Copy and print	8.8%	8.3%	7.5%
Total	100.0%	100.0%	100.0%

We buy the majority of our merchandise through our Veyer Division directly from manufacturers, industry wholesalers, and other primary suppliers, and source our private branded products from domestic and offshore sources. We enter into arrangements with vendors that can lower our unit product costs if certain volume thresholds or other criteria are met. For additional discussion regarding these arrangements, refer to “Critical Accounting Policies” in MD&A.

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

Our customer acquisition efforts regularly shift to vehicles and formats found to be most productive for reaching the targeted customer. We acquire customers through e-mail and social media campaigns, online affiliate connections, on-premises sales calls, outbound sales calls, and catalogs, among others. No single customer accounted for more than 10% of total consolidated sales or receivables in 2024, 2023 or 2022. Additionally, we believe that none of our business segments are dependent upon a single customer or a few customers, the loss of which would have a material adverse effect in our consolidated results of operations.

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

Our Veyer Division competes externally with supply chain operators. As we continue to work towards growing external sales, how the Veyer Division competes in the industry is expected to be further defined.

CORPORATE RESPONSIBILITY AND SUSTAINABILITY

We recognize the importance of sustainability, not only in reducing emissions and considering community impacts but also in delivering measurable metrics that are important to customers, and we are committed to conducting our business in a sustainable manner and maintaining policies and procedures that form the foundation of our environmental responsibility program to align with our customers’ needs.

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

To meet these goals, we have put in place a business management system to oversee initiatives, measure and report on key performance indicators, and adjust plans as necessary. Board oversight is a vital part of our governance model: the Corporate Governance & Nominating Committee assumes responsibility for overseeing the Company’s strategy and programs related to corporate social responsibility, the environment, and sustainability. The Audit Committee reviews the Company’s controls and procedures over sustainability disclosures and the Compensation and Talent Committee oversees the Company’s strategies and policies related to human capital development matters, and reviews and discusses with management the Company’s disclosure related to human capital management to be included in the Company’s Annual Reports on Form 10-K.

Sustainability practices enhance our ability to buy, be and sell greener. We don’t merely focus on our operations but aim to help our customers achieve their sustainability goals as well by increasing the sales of high-quality, greener products with eco-conscious attributes. We provide reporting to our B2B customers to track performance.

Our commitment to transparency is reinforced through comprehensive disclosures in our annual Sustainability Report and on our website.

WHO MANAGES OUR BUSINESS

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following information is provided regarding the executive officers of ODP.

Gerry P. Smith — Age: 61

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

David Centrella — Age: 54

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

John W. Gannfors — Age: 59

Mr. Gannfors was appointed to serve as our Executive Vice President and President of Veyer in September 2022. He previously served as Executive Vice President and Chief Merchandising and Supply Chain Officer from August 2018 to September 2022. Mr. Gannfors served as Executive Vice President, Transformation, Strategic Sourcing and Supply Chain from July 2017 to August 2018, and as our Executive Vice President, Transformation and Strategic Sourcing when he joined the Company in April 2017. Prior to joining us, Mr. Gannfors served as Chief Procurement Officer at Lenovo, where he spent nearly 10 years. Prior to assuming this role, Mr. Gannfors served in various leadership roles at Dell Inc. Mr. Gannfors began his career in Product Management at Lockheed Martin’s Calcomp division and Definicon Systems.

Adam Haggard — Age: 45

Mr. Haggard was appointed to serve as our Senior Vice President, Co-Chief Financial Officer in December of 2024. Mr. Haggard has been with the Company for more than 20 years in various roles in the Accounting and Finance departments. His most recent positions have been Senior Vice President of FP&A, preceded by his tenures as Vice President of FP&A and Real Estate Development, Vice President of FP&A, and Senior Director of Retail Real Estate and Supply Chain. Prior to joining the Company, Mr. Haggard began his career at a mid-sized auditing firm.

Sarah E. Hlavinka — Age: 60

Ms. Hlavinka was appointed to serve as our Executive Vice President, Chief Legal Officer and Corporate Secretary in July 2022, and previously served as General Counsel of Office Depot, LLC from April 2022 to July 2022. Prior to joining The ODP Corporation, Ms. Hlavinka served as Senior Vice President, General Counsel and Corporate Secretary for Itron, Inc. Prior to Itron, Inc., she served in a similar role at Xerox and served in various legal roles in companies across a broad range of disciplines. Ms. Hlavinka has served on the Board of Directors of Quanterix Corporation since 2019 and is a member of its Corporate Governance and Audit Committees. Ms. Hlavinka has also served as a director of Telesis Bio Inc. since 2024 and is a member of its Audit and Compensation Committees.

Max Hood — Age: 46

Mr. Hood was appointed to serve as our Senior Vice President, Co-Chief Financial Officer in 2024. He has also served as our Chief Accounting Officer & Controller prior to that since February 2023. Mr. Hood joined us in 2018 as Vice President in Accounting, including oversight of Treasury between March 2021 and August 2022. Prior to joining us, Mr. Hood had several roles at GE between 2010 and 2018, with the latest being the Global Operations Controller for its Energy Connections division. Mr. Hood began his career at Deloitte & Touche LLP as part of their Audit & Assurance practice for nine years. Mr. Hood is also a Certified Public Accountant.

Zöe Maloney — Age: 52

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

Kevin Moffitt — Age: 51

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

Risks Related to our Business and Operations

If we are unable to successfully develop and execute our business strategies, or if we fail to realize the expected benefits of our strategic initiatives, including announced or potential future restructuring and transformation efforts, our operating performance could be significantly impacted.

Our ability to both develop our operating and strategic plans and execute the business activities associated with our refined plans, including cost savings initiatives, could impact our ability to meet our operating performance targets.

In order to operate more efficiently and control costs, in 2024, we announced our plans to make organizational restructuring changes to enhance operating results and increase shareholder returns with Project Core. These plans included cost improvement actions across our entire enterprise and optimizing our organizational structure to support future growth of our business. The failure to efficiently execute initiatives such as this as part of our business strategy could minimize the expected benefits to the organization resulting in potential impacts to ongoing operations and cost overruns.

Additionally, our ability to achieve the benefits from these initiatives within the expected time frame is subject to many estimates and assumptions and other factors that we may not be able to control. We have incurred, and may continue to incur significant charges related to restructuring plans, which reduces our profitability in the periods such charges are incurred.

Due to the complexities inherent in implementing these types of cost reduction and restructuring activities, and the quarterly phasing of related investments, we may fail to realize expected efficiencies and benefits or experience other negative financial impacts. Such impacts may include less expected annual savings as a result of cost improvement actions, a delay in realizing such efficiencies and benefits, disruptions to our operations and business or negative financial impacts. Company management may be required to divert their focus to managing these disruptions. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, adverse effects on employee morale, and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, and could have a material adverse effect on our sales growth and other results of operations, cash flows or financial condition, or competitive position.

As a result of our recent initiatives and restructuring programs, the Company has taken on more risk in certain areas. For example, our downsizing has increased our reliance on third-party providers and created new leaders and leadership teams that have taken on new responsibilities. In some cases, these leaders may not have the historic knowledge, subject matter expertise, or technological resources to accomplish our strategic plans. Further, the Company’s investments in its capabilities including technology and facilities may not be sufficient to ensure that the Company will maintain competitiveness. We may experience loss due to taking on additional insured and uninsured risks.

Our focus on new business offerings exposes us to certain risks and requires significant continued investment that could have a material adverse impact on our revenue and profitability as well as our reputation.

Our transformation into an integrated distribution platform of business services and products, including supply chain, distribution, and global sourcing can differentiate us from many of our competitors and provide an opportunity to deliver superior customer service while generating additional revenue and profit. However, designing, marketing and executing these services successfully and consistently is subject to risks. These risks include, for example:

• increased labor expense to fulfill our customer promises, which may be higher than the related revenue;

• competition in the marketplace;

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

These expanded risks increase the complexity of our business and places significant responsibility on our management, employees, operations, systems, technical expertise, financial resources, and internal financial and regulatory control and reporting functions. In addition, new initiatives we test through trials and pilots may not scale or grow effectively or as we expected, which could limit our growth and negatively affect our operating results. In order to grow external sales, we continue to invest significant resources in developing new technology and capabilities to meet customers’ needs. The growth of these initiatives may also expose us to laws or regulations that are beyond our current expertise.

If we are unable to successfully develop and execute our business strategies, which may include acquisitions, investments or divestitures, our operating performance could be impacted.

Our business strategy includes making acquisitions and investments that complement our existing business as well as strategic divestitures to maximize value. These acquisitions and investments or divestitures could be unsuccessful or consume significant resources, which could adversely affect our operating results.

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

While our business strategy may contemplate divestitures of certain business divisions, we may not be able to complete these divestitures on terms favorable to us, on a timely basis, or at all. Furthermore, desired or proposed divestitures of business divisions may not meet all of our strategic objectives or our growth or profitability targets. Our divestiture activities, or related activities such as reorganizations, restructuring programs and transformation initiatives, may require us to recognize impairment charges or to take action to reduce costs that remain after we complete a divestiture. Gains or losses on the sales of, or lost operating income from those businesses may also affect our profitability.

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

We depend on our executive management team and other key personnel, and the inability to recruit and retain certain personnel could adversely affect our performance and result in the loss of management continuity and institutional knowledge. We have experienced and may continue to experience changes in our leadership team resulting from the termination or departure of directors, executives and/or other officers. The loss of the services of our senior management or other key employees for any reason could significantly delay or prevent the achievement of our development and strategic objectives and harm our business, financial condition and results of operations. Additionally, if our leaders are unable to successfully adapt to changing business conditions, our performance may be negatively impacted.

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

With the increasing use of digital technology to shop in our retail stores and online, we rely on our omni-channel capabilities to provide a seamless shopping experience to our customers and to keep pace with new developments by our competitors. If we are unable to attract and retain team members or contract third-parties with the specialized skills needed to support our omni-channel platforms or are unable to implement improvements to our customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if our website and our other customer-facing technology systems do not function as designed, the customer experience could be negatively affected, resulting in a reduction of the amount of traffic in our stores, a loss of customer confidence and satisfaction, and lost sales, which could adversely affect our reputation and results of operations.

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

The re-alignment of our operating and reporting structure into three operating divisions may not result in the anticipated benefits.

In June of 2022, the Company re-aligned its business to four operating divisions. Subsequently, in October of 2024, we sold Varis resulting in three operating divisions positioned for transformation and growth. Additionally, in 2024, we renewed focus on our core strength of office supplies as well as continued in parallel to concentrate on achieving growth in our three operating divisions. We may not realize the full anticipated benefits and improvements of our three operating divisions. If we are not able to effectively execute our strategic plans for these three operating divisions, we may not be able to grow our business or capture greater market share. We may have limited experience in our newer market segments, and our customers may not adopt our product or service offerings. These offerings, which can present new and difficult challenges, may subject us to claims if customers of these offerings experience, or are otherwise impacted by, service disruptions, delays, setbacks, or failures or quality issues. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them, which investments are significant. Failure to realize the benefits of amounts we invest in new products, services or new technologies could result in the value of those investments being written down or written off. In addition, our strategic business transformation may be disruptive to our existing operations and, among other things, implementing our new business plan will require significant managerial attention, which may be diverted from our other operations. If we are unable to realize the expected operational efficiencies and scaling benefits from the re-alignment, our business, financial condition and operating results may be adversely affected.

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

We also engage key third-party business partners to support various functions of our business, including but not limited to, information technology, web hosting and cloud-based services, accounting, customer service, human resource operations, customer loyalty programs, gift cards, customer warranty, delivery and installation, technical support, transportation and insurance programs. Any material disruption in our relationship with key third-party business partners or any disruption in the services or systems provided or managed by third-parties, including as a result of denial-of-service, ransomware or other cyberattacks, could impact our revenues and cost structure and hinder our operations, particularly if a disruption occurs during peak revenue periods.

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

Disruption of global sourcing activities, evolving foreign trade policy (including tariffs and duties imposed on certain foreign made goods) could negatively impact the cost and availability of our products and services.

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

In light of the trade tensions between the U.S. and China, we have incurred incremental costs related to trade tariffs and duties on inventory we import, but such costs have not had a material impact on our results of operations. Foreign trade policies, trade sanctions, tariffs, and other limitations on the importation of certain products or other constraints on foreign trade could negatively affect our financial performance. We continue to monitor and evaluate the potential impact of the effective and proposed tariffs and duties as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and have implemented strategies to mitigate such impact, including changes to our contracting model, alternative sourcing strategies and selective price increase pass-through efforts. If any of these events continue as described, they could disrupt the movement of products through our supply chain or increase their cost. In addition, we are in the process of diversifying our sourcing options outside China and executing this diversification plan introduces risk, including cybersecurity, global social responsibilities, product quality assurance and compliance, operations, and logistics. Further, a larger scale sourcing shift will be time-consuming and difficult or impracticable for many products and may result in an increase in our manufacturing costs. Substantial regulatory uncertainty exists regarding foreign trade and trade policy, both in the United States and abroad. The adoption and expansion of trade restrictions, retaliatory tariffs, or other governmental action related to tariffs or duties or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and/or the U.S. economy, which in turn could adversely impact our results of operations and business.

We have, and will continue to have, significant lease obligations and significant fixed costs related to such lease obligations.

We have, and will continue to have, significant lease obligations as our retail stores and supply chain facilities are subject to multi-year leases that incur significant fixed costs every year. Our lease expenses contribute to significant fixed costs, and if we are unable to grow our business and revenue proportionately, our results of operations and financial position have been and will in the future be negatively affected. Furthermore, the significant cash flow required to satisfy our obligations under the leases increases our vulnerability to adverse changes in general economic, industry and competitive conditions, and has limited and could in the future limit our ability to take certain strategic actions, fund working capital, incur indebtedness, and make capital expenditures or other investments in our business.

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

• the occupancy cost of our retail stores (including repairs and maintenance) relative to market rents;

• our supply chain network strategy; and

• our ongoing network of service locations

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

We sell a substantial number of products under our own brands including Office Depot®, OfficeMax® and other proprietary brands where we are the importer of record. While we have focused on the quality of our proprietary branded products, we rely on third-parties to manufacture these products. Such third-party manufacturers may prove to be unreliable, the quality of our globally sourced products may vary from our expectations and standards, such products may not meet applicable regulatory requirements, infringe upon the intellectual property rights of third-parties, or be the subject of action by consumers or consumer advocates to be removed from the market due to safety concerns or chemical composition. While we take measures to provide quality products to our customers, we have experienced and will continue to experience product recalls. Additionally, the manufacturers and related factories of these products may fail to comply with global social responsibility regulations. As the importer of record and private labeler, there are increased regulatory reporting and compliance risks, including customs compliance, global social responsibilities, country of origin, chemical compliance, product liability, advertising and labeling. Though we seek indemnities from the manufacturers of these products, the uncertainty of realization of any such indemnity and the lack of understanding of U.S. laws in certain foreign jurisdictions make it more likely that we may have to respond to claims or complaints from our customers.

We have retained responsibility for liabilities of acquired companies that may adversely affect our financial results.

OfficeMax sponsors defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees (the “Pension Plans”). The Pension Plans are frozen and do not allow new entrants; although we are adequately funded, in the future we may be required to make contributions in order to maintain required funding levels. Required future contributions could have an adverse impact on our cash flows and our financial results. Additional future contributions to the Pension Plans, financial market performance and Internal Revenue Service (“IRS”) funding requirements could materially change these expected payments.

As part of the sale of our business in Europe, we have retained responsibility for the defined benefit plan covering certain employees in the United Kingdom (“UK”). In July 2023, in accordance with applicable UK pension regulations, Trustees of the UK pension plan entered into an agreement with an insurer for the bulk annuity purchase of the plan, covering 100% of the plan’s members. This agreement, or buy-in, resulted in an exchange of plan assets for an annuity that covers the plan’s future projected benefit obligations. The benefit obligation was not transferred to the insurer, and we remain responsible for paying pension benefits until a buy-out of the plan is completed, which is expected to occur in late 2025. However, should an unexpected issue arise, or the buy-out cannot be completed, there could be consequences which adversely impact our results of operations, financial position and cash flows. In addition, as part of the European business sale transaction, we retained liability to third-parties under guarantees. While the purchaser is obligated to indemnify and hold us harmless in connection with any guarantees in place as of September 23, 2016, and given by us in respect of the liabilities or obligations of the European business, the purchaser has undergone a liquidation proceeding in Europe and the principals may no longer be viable indemnitors. The Company currently is obligated to perform pursuant to a guarantee arising from one real estate lease in Europe; however, this obligation does not have any material effect on the Company and the Company is not aware of any material liabilities arising from these guarantees.

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

We regularly assess past performance and make estimates and projections of future performance at an individual store and reporting unit level. Reduced sales, competitive factors and changes in consumer spending habits resulted in a downward adjustment of anticipated future cash flows for the individual retail stores that resulted in the impairment. We continue to foresee challenges in the market and economy that could adversely impact our operations. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if we implement an aggressive store downsizing program in the future, additional impairment charges may result. We have also recognized impairment charges on retail store related assets, including operating lease right-of-use (“ROU”) assets, that were deemed unrecoverable based on prior restructuring programs, including the current Maximize B2B program and a goodwill impairment in our Varis Division. In addition, asset impairments may be recognized based on future decisions and conditions as we continually evaluate the performance of our business divisions.

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

We do a significant amount of business with government entities, various purchasing consortiums, and through sole- or limited-source distribution arrangements, and loss of this business or other adverse actions that result from this business could negatively impact our results.

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

Failure to detect, prevent, or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact our reputation, business, results of operations, and financial condition. Issues that might pose a reputational risk include an inability to achieve our omni-channel goals, including providing an e-commerce and delivery experience that meets the expectations of consumers; failure of our cybersecurity measures to protect against data breaches; product liability and product recalls; social media activity; perception of engaging in politicized or controversial issues, including programs that are deemed to be related to Diversity, Equity and Inclusion (DEI) or other Environmental, Social or Governance (ESG) topics; failure to comply with applicable laws and regulations; and any of the other risks enumerated in these risk factors. In addition, information concerning us, whether or not true, may be instantly and easily posted on social media platforms at any time, which information may be adverse to our reputation or brand. The harm may be immediate without affording us an opportunity for redress or correction. If our reputation or brand is damaged, our customers may refuse to continue shopping with us, potential employees may be unwilling to work for us, business partners may be discouraged from seeking future business dealings with us and, as a result, our operations and financial results may suffer.

Veyer, as a developing business division, has different branding and reputational requirements. The failure to identify and execute effective marketing and branding could adversely affect a new business disproportionately compared to well-known brands in the ability to attract new customers and in turn, drive revenue.

Risks Related to Our Industry and Macroeconomic Conditions

Our business is highly competitive and failure to adequately differentiate ourselves or respond to shifting consumer demands could continue to adversely impact our financial performance.

Our markets are highly competitive and we compete locally, domestically and internationally with office supply resellers, including Staples, Internet-based companies such as Amazon, mass merchandisers such as Walmart and Target, wholesale clubs such as Costco, Sam’s Club and BJs, computer and electronics superstores such as Best Buy, food and drug stores, discount stores, and direct marketing companies. Some competitors may offer lower prices, have more dynamic e-commerce platforms, or are able to offer a broader assortment of products while others have substantially greater financial resources to devote to sourcing, marketing and selling their products.

Consumers are utilizing more technology and purchasing less paper, ink and toner, physical file storage and general office supplies. In order to achieve and maintain expected profitability levels, we must continue to grow our customer base and increase the amounts customers are spending with us. If we are not able to compete effectively, including in our new business offerings, it could negatively affect our business and results of operations.

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

Our operating results and performance depend significantly on economic conditions and their impact on business and consumer spending. In the past, the decline in business and consumer spending has caused our comparable retail store sales, sales on our eCommerce platform, and ODP BSD sales to decline from prior periods. The global macroeconomic outlook continues to remain uncertain due to a variety of factors, including geopolitical instability such as the conflict in the Middle East, labor shortages, supply chain disruptions, fuel costs, and inflation related to increased occupancy, raw materials and other costs, all of which may continue to exacerbate many of the other risks described in this “Risk Factors” section, any of which could have a material effect on us. In addition, diseases, epidemics or pandemics that may affect our employees, customers or partners and terrorism or cyberterrorism, civil unrest or other conflicts may also have a material effect on us. Our business and financial performance may continue to be adversely affected by current and future economic conditions, including, without limitation, the level of consumer debt, high levels of unemployment, higher interest rates and the ability of our customers to obtain credit, which may cause a continued or further decline in business and consumer spending. In addition, a weaker U.S. economy, higher unemployment and/or inflation on essential goods will materially impact consumer spending. Decreased foot traffic at our stores and declining financial performance of or product demand from our business customers has and will continue to adversely impact future sales.

Given that many businesses permanently shifted to remote work environments since the COVID-19 pandemic, this has impacted and will continue to impact our business and the demand for our products, particularly for our operating divisions which serve business customers.

Our quarterly operating results are subject to fluctuation due to the seasonality of our business.

Historically, our business has experienced a certain level of seasonality with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter. As a result, our operating results have fluctuated from quarter to quarter in the past, with sales and profitability being generally stronger in the second half of our fiscal year than the first half of our fiscal year. Factors that could also cause these quarterly fluctuations include: the pricing behavior of our competitors; the types and mix of products sold; the level of advertising and promotional expenses; severe weather; global events; macroeconomic factors that affect consumer confidence and spending; and the other risk factors described in this section. Most of our operating expenses, such as occupancy costs and associate salaries, are not variable, and so short-term adjustments to reflect quarterly results are difficult. As a result, if sales in certain quarters are significantly below expectations, we may not be able to proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have an adverse effect on our net income for the quarter.

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

We rely upon third-party carriers for timely delivery of certain product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, labor organization, inclement weather, state and federal regulations, and increased labor and fuel costs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and may cause us to lose customers. If our relationship with any of these third-party carriers is terminated or impaired, or if any of these third parties are unable to ship products for us, we would be required to use alternative, and possibly more expensive, carriers for the shipment of products. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all, which may have an adverse effect on our results of operations, financial condition and cash flows. Changes in shipping terms, or the inability of these third-party shippers to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, insolvency, or any other reason), may have an adverse effect on our results of operations, financial condition and cash flows. Additionally, deterioration of the financial condition of these third-party carriers may have an adverse effect on our shipping costs. Any future increases in shipping rates may have an adverse effect on our results of operations, financial condition and cash flows, particularly if we are unable to pass on these higher costs to our customers.

Climate-related risks could adversely affect our operating results.

Increased severity of acute weather events and chronic hazards can have material negative financial impact on us, this may arise, for example, in increasing damages and insurance claims of facilities, vehicles and associate/driver safety concerns, decreased route optimization and feasibility, increase in internal claims to the emergency response program, as well as loss of sales as a result of store and/or distribution center closures from physical hazards or not being able to transport goods to customers.

Such events may be caused by, for example:

•
natural disasters or extreme weather events such as climate change, hurricanes, tornadoes, floods and earthquakes;
•
floods, fire or other catastrophes affecting our properties; or
•
extended power outages.

The results of these types of events may involve: increased transportation and fuel costs and other commodity prices due to intermittency concerns, price volatility, and/or demand increases; increased cost to comply with climate-related regulatory mandates (including emissions disclosure and reductions/limitations, transition plans, and carbon pricing costs); decreased revenues from failure to identify and make available desired products, such as more sustainable technologies and services; decreased revenues as a result of climate-related supply chain disruptions; increased insurance premiums due to hazard exposure; and increased expenses related to sustainable solutions that may not translate into increased demand from customers. These may have a reputational impact and/or cause us to incur fines resulting from the Company’s failure to meet climate-related regulatory requirements, contractual requirements, and other public facing commitments (e.g., targets).

Risks Related to Information Technology and Information Security

Disruptions of the computer systems we use could adversely affect our operations.

We rely heavily on computer systems to process transactions, including delivery of technology services, manage our inventory and supply-chain and to summarize and analyze our global business. In addition, when our website and our other customer-facing technology systems are damaged or interrupted, our business is negatively affected, resulting in a loss of customer confidence and satisfaction, and lost sales, which could adversely affect our reputation and result of operations. The majority of our information technology and computer systems, including hardware, networks, and software, are licensed to us and hosted by third-party vendors.

Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyberattack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. We carry insurance, including cyber insurance, which we believe to be commensurate with our size and the nature of our operations and expect that a portion of these costs may be covered by insurance.

If our computer systems are damaged or cease to function properly in the future, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data.

We maintain and periodically upgrade many of these systems that increase productivity and efficiency. If these systems are not properly maintained or enhanced, the attention of our workforce could be diverted and our ability to provide the level of service our customers demand could be constrained for some time. Failure to make such investments could limit our ability to compete against our peers that are investing in these areas. Further, new systems might not properly integrate with existing systems. Also, once implemented, when new systems and technology do not provide the intended efficiencies or anticipated benefits, costs and complications may be added to our ongoing operations.

A breach of our information technology systems could adversely affect our operations, customer relationships, business partners and reputation.

Through our sales, marketing activities, and use of third-party information, we collect and store certain personally identifiable information that our customers provide to purchase products or services, enroll in promotional programs, register on our website, or otherwise communicate and interact with us. This may include, but is not limited to, names, addresses, phone numbers, drivers license numbers, e-mail addresses, contact preferences, personally identifiable information stored on electronic devices, and payment account information, including credit and debit card information. We also gather and retain personal information about our employees in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. In addition, our online operations depend upon the secure transmission of confidential information over public networks, such as information permitting cashless payments. Furthermore, the integration of generative artificial intelligence (“AI”) capabilities into our business processes and systems may contribute to increased cyber risks.

We have instituted safeguards for the protection of such information and invested considerable resources, including cyber insurance and system hardening mechanisms. These security measures have been and may continue to be, although not to any material extent, compromised from time to time as a result of phishing scams, third-party security breaches, business email compromises, errors by our employees or the employees of third-party vendors, faulty password management, cyberattack, or other irregularities, and result in persons obtaining unauthorized access to our data or systems. Phishing scams and business email comprise events that despite instituted safeguards for the protection of such information, our systems and those of our vendors and unaffiliated third parties are not entirely free from vulnerability to attack or compromise given user errors or the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently.

We have experienced and we expect to continue to experience attempts to breach and actual breaches involving our systems, none of which has been material to the Company as a whole to date, and we may be unable to protect sensitive data and the integrity of our systems or to prevent fraudulent purchases.

We are also subject to data privacy and security laws and regulations, the number and complexity of which are increasing globally, and despite reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be the subject of enforcement or other legal actions in the event of an incident. The rapid evolution and increased adoption of AI technologies and our obligations to comply with emerging AI laws and regulations may require us to develop additional AI-specific governance programs or negatively impact our ability to use such technologies. Moreover, an alleged or actual security breach that affects our systems or results in the unauthorized release of personally identifiable information could:

• materially damage our reputation and brand, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information; and

• cause us to incur substantial costs, including but not limited to costs associated with remediation for stolen assets or information, payments of customer incentives for the maintenance of business relationships after an attack, litigation costs, lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack, and increased cybersecurity protection costs. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses or all types of claims that may arise in the continually evolving area of cyber risk.

Although all of our divisions are exposed to these types of security risks, a successful cyberattack, security breach, disruption or other incident could have a larger impact on divisions launching new product offerings by damaging reputation or brand and negatively affecting customer satisfaction and loyalty at an early stage in the business. Additionally, for divisions with newer technological offerings or new technology integrated into their operations, exposure to security risks may have a greater impact on operations.

Risks Related to Legal and Regulatory Compliance

We are subject to legal proceedings and legal compliance risks.

We are involved in various legal proceedings, which from time to time may involve class action lawsuits, state and federal governmental inquiries, subpoenas, audits and investigations, environmental matters, employment, tort, state false claims act, data and privacy laws, consumer litigation and intellectual property litigation. At times, such matters may involve directors and/or executive officers. Additionally, the regulatory environment is more active. Certain of these legal proceedings, including government investigations, may be a significant distraction to management and could expose our Company to significant liability, including settlement expenses, damages, fines, penalties, attorneys’ fees and costs, and non-monetary sanctions, including suspensions and debarments from doing business with certain government agencies, any of which could have a material adverse effect on our business and results of operations. For a description of our legal proceedings, refer to Note 15. “Contingencies” in Notes to Consolidated Financial Statements.

Legal, regulatory or market measures to address climate change, could adversely affect our business, financial condition or results of operations.

There has been increased focus by federal, international, state and local regulatory and legislative bodies to combat and/or limit the effects of climate change through a variety of means, including regulating greenhouse gas emissions (and the establishment of enhanced internal processes or systems to track them), policies mandating or promoting the use of renewable or zero-carbon energy and sustainability initiatives, and additional taxes on fuel and energy. If legislation or regulations are enacted or promulgated in the United States or in any other jurisdiction in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we and companies in our supply chain may experience increased compliance burdens and costs to meet the regulatory obligations, which could cause disruption in the sourcing, manufacturing and distribution of our products and adversely affect our business, financial condition or results of operations.

Additionally, the impacts of climate change and chemical compliance initiatives by our corporate and public sector customers may further influence customer preferences and requirements, such as increased demand for products with lower environmental footprints, compliance with customers’ restricted chemical lists and/or beyond restricted substances lists for products they are purchasing, and for companies to produce and demonstrate progress against GHG reduction plans and targets. Failure to provide eco-conscious products, demonstrate GHG reductions, and/or comply with B2B customers’ chemical compliance standards could potentially result in loss of market share.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. Effective January 1, 2023, the 1% U.S. federal excise tax included in the Inflation Reduction Act of 2022 applied to certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations. Under the new excise tax requirements, we are subject to the 1% excise tax (rather than our shareholders) in connection with certain of our repurchases. The foregoing would cause a reduction in our cash available on hand.

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

The U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with all anti-bribery laws. However, we operate in certain countries that are recognized as having governmental and commercial corruption. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on our business and results of operations.

Risks Related to Our Indebtedness and Liquidity

Covenants in our credit facility could adversely impact our operations.

Our asset-based credit facility contains a fixed charge coverage ratio covenant that is operative only when borrowing availability is below 10% of the lessor of (i) the aggregate revolving commitments in effect and (ii) the Borrowing Base (as defined in Note 9. “Debt” in Notes to Consolidated Financial Statements). The agreement governing our credit facility (the “Fourth Amended Credit Agreement” as defined in Note 9. “Debt” in Notes to Consolidated Financial Statements) also contains representations, warranties, affirmative and negative covenants, and default provisions. A breach of any of these covenants could result in a default under our Fourth Amended Credit Agreement. Upon the occurrence of an event of default under our Fourth Amended Credit Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, we may not have sufficient assets to repay our asset-based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Acceleration of our obligations under our credit facilities would permit the holders of our other material debt to accelerate their obligations and exercise remedies on the assets that serve as collateral for the credit facility. We were in compliance with all applicable covenants as of December 28, 2024.

Risks Related to Ownership of Our Securities

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

CYBERSECURITY

Risk Management and Strategy

As part of our overall risk management system and processes, The ODP Corporation maintains a continuous process for assessing, identifying and managing material risks from cybersecurity threats including risks relating to disruption of business operations or financial reporting systems, intellectual property theft; fraud; extortion; harm to employees or customers; damage to relationships; violation of privacy laws and other litigation and legal risk; and reputational risk. Cybersecurity is a critical component of our Enterprise Risk Management (“ERM”) process and we have established a cybersecurity and information security framework to help maintain the confidentiality, integrity and access of our information assets and to ensure regulatory, contractual and operational compliance. This includes protection of customer and employee personally identifiable information (“PII”) and company confidential information.

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

Our CISO oversees the Company’s approach to managing cybersecurity and digital risk and is supported by the Company’s C-suite, officers and other Company leaders and regularly engages with cross-functional teams including finance, compliance, legal, and internal audit at the Company. We have a cybersecurity and information security framework that includes risk assessment and mitigation through a threat intelligence-driven approach and application of controls. The framework is based on International Organization for Standardizations (“ISO”) 27001/27002 standards for general information technology controls. In addition, we utilize Center for Internet Security best practice standards, the National Institute of Standards and Technology Cyber Security Framework for measuring overall readiness to respond to cyber threats, and Sarbanes-Oxley for assessment of internal controls. We utilize policies, software, training programs and hardware solutions to protect and monitor our environment, including multifactor authentication, firewalls, intrusion detection and prevention systems, vulnerability and penetration testing and identity management systems. Our information security and privacy policies are informed by regulatory requirements and are reviewed periodically for compliance and alignment with current state and federal laws and regulations. We comply with applicable industry security standards, including the Payment Card Industry Data Security Standard (“PCI DSS”). As part of our cybersecurity and information security program, we regularly evaluate and audit (with internal audit) our controls and vulnerabilities. Risks are identified from various sources and we monitor our infrastructure and applications to identify evolving cyber threats, and attempt to mitigate those risks. We maintain a security operations center to monitor our Security Information and Event Management system. Additionally, we maintain a Cybersecurity Incident Response Plan, which is reviewed regularly, and provides a framework for handling and escalating cybersecurity incidents based on the severity of the incident and facilitates cross-functional coordination across the Company.

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

In connection with our cybersecurity risk management processes, we incorporate internal and external expertise. For example, our CISO works in partnership with our internal audit department to review cybersecurity controls in the context of financial reporting as part of the overall internal controls process. We utilize third-party security companies to test for cyber vulnerabilities, to perform penetration tests periodically and to test incident response preparedness. Additionally, we conduct regular information technology reviews based on the SOC 2 audit framework, periodic cybersecurity “tabletop” exercises with the C-suite, the Board, and Company associates and Board cybersecurity education, all of which are administered by independent third parties. We engage experts to advise us regarding cybersecurity issues such as regulatory compliance, materiality determinations, disclosure obligations and best practices for oversight, as needed. We also collaborate with our peers and partners in the areas of threat intelligence and vulnerability management.

Cybersecurity risks related to third parties are managed as part of our third-party risk management program to assess risk from material vendors and suppliers. Additionally, we have developed information security processes applicable to third parties which are incorporated into our standard form contracts. Cybersecurity measures are not completely infallible. Our systems have been, although not to a material extent, and may continue to be compromised as a result of phishing scams, third-party security breaches, business email compromises, cyberattacks, or other irregularity, resulting in persons obtaining unauthorized access to our data or systems. As previously disclosed, our business strategy, results of operations and financial condition were negatively impacted by a malware incident that affected CompuCom, our previously-owned subsidiary, in March 2021. We sold our CompuCom Division through a single disposal group on December 31, 2021, and the financial impact of the malware incident was reflected within discontinued operations. For additional information, see “Risk Factors” within Other Key Information in this Annual Report.

Governance

Management

The cybersecurity risk management processes described above are managed by our CISO and a team of information security professionals. Our CISO has 10 years of experience in the role at the Company and holds a Certified Information Security Manager (“CISM”) certification. In addition, our CISO has 10+ years of experience managing secure applications that are PCI DSS compliant and protect PII via application of information security policies/standards and risk management principles, along with 10+ years producing reduced risk, SOX, PCI, CCPA and Internal Audit compliant systems through application of control frameworks and governance structures.

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

Additionally, the Board of Directors retains responsibility for the oversight of our overall risk management systems and processes. The Board reviews the results of the annual Enterprise Risk Management assessment and the mitigation of the risks identified, which currently includes the topic of cybersecurity. The Company’s Risk Profile (derived from ERM assessment) is monitored throughout the year, and the Board and/or Audit Committee is updated, as necessary. Additionally, our CTO and CIO provide technology updates to the full Board regularly, including governance and risk considerations of our information security program.

PROPERTIES

As of December 28, 2024, we operated in the following locations:

STORES

Office Depot Division

State	#	State	#
Alabama	21	Nebraska	7
Alaska	5	Nevada	16
Arizona	21	New Mexico	8
Arkansas	10	New York	7
California	69	North Carolina	32
Colorado	29	North Dakota	4
Florida	96	Ohio	26
Georgia	38	Oklahoma	12
Hawaii	8	Oregon	14
Idaho	5	Pennsylvania	7
Illinois	30	Puerto Rico	10
Indiana	15	South Carolina	15
Iowa	5	South Dakota	2
Kansas	8	Tennessee	26
Kentucky	8	Texas	128
Louisiana	29	Utah	10
Maryland	6	U.S. Virgin Islands	2
Michigan	20	Virginia	19
Minnesota	17	Washington	23
Mississippi	12	West Virginia	3
Missouri	21	Wisconsin	22
Montana	1	Wyoming	2
		TOTAL	869

The supply chain facilities which we operate in the continental United States and Puerto Rico support our ODP Business Solutions and Office Depot Divisions and the facilities in Canada support our ODP Business Solutions Division. The following table sets forth the locations of our principal supply chain facilities from continuing operations as of December 28, 2024.

DCs and Crossdock Facilities

State	#	State	#
Arizona	1	North Carolina	1
California	6	North Dakota	2
Colorado	2	Ohio	2
Florida	5	Oklahoma	1
Georgia	2	Pennsylvania	2
Hawaii	7	Puerto Rico	1
Idaho	1	Tennessee	1
Illinois	5	Texas	3
Kansas	1	Washington	3
Minnesota	3	Wisconsin	5
Missouri	3	Total United States	58
New Mexico	1	Canada	10
		TOTAL	68

Our principal corporate headquarters is located in Boca Raton, FL, and is in a leased facility that is approximately 215,000 square feet. This facility is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations. Although we own a small number of our retail store locations, most of our facilities are leased or subleased. Additional information regarding our operating leases and leasing arrangements is available in Note 1. “Summary of Significant Accounting Policies” and Note 10. “Leases” in Notes to Consolidated Financial Statements.

LEGAL PROCEEDINGS

For a description of our legal proceedings, refer to Note 15. “Contingencies” in Notes to Consolidated Financial Statements.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP.

Holders

As of the close of business on February 19, 2025, there were 2,902 holders of record of our common stock.

Cash Dividend

We did not declare any cash dividends in 2024 and do not anticipate declaring cash dividends in the foreseeable future. Our Fourth Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

Issuer Purchases of Equity Securities

In February 2024, our Board of Directors approved a new stock repurchase program of up to $1 billion, available through March 31, 2027, which replaced the then existing $1 billion stock repurchase program. We repurchased 8 million shares of common stock in 2024 for a total consideration of $300 million, including under our previous stock repurchase program. As of December 28, 2024, $725 million remains available for stock repurchases under the current stock repurchase program.

The current authorization may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors and will be funded through available cash balances. Our Fourth Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements. The authorized amount under the stock repurchase program excludes fees, commissions, taxes or other expenses. Considering the ongoing macroeconomic environment and our operating results in 2024, we expect to substantially moderate the pace of stock repurchases in the near-term.

The following table summarizes our common stock repurchases during the fourth quarter of 2024.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number		Part of a Publicly	Purchased Under
	of Shares	Average	Announced Plan or	the Repurchase
	Purchased	Price Paid	Program	Programs
Period	(In thousands)	per Share	(In thousands)	(In millions)
September 29, 2024 — October 26, 2024	934	$30.74	934	$739
October 27, 2024 — November 23, 2024	462	$31.21	462	$725
November 24, 2024 — December 28, 2024	—	$—	—	$725
Total	1,396	$30.89	1,396

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

The graph assumes an investment of $100 at the close of trading on December 28, 2019, the last trading day of fiscal year 2019, in our common stock, the S&P 500 and the S&P Composite 1500 Specialty Retail.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among The ODP Corporation, the S&P 500 Index and the S&P Composite 1500 Specialty Retail Index

*$100 invested on 12/28/19 in stock or in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.

	12/28/19	12/26/20	12/25/2021	12/31/2022	12/30/2023	12/28/2024
The ODP Corporation	$100.00	$110.02	$149.83	$175.00	$216.35	$88.08
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P Composite 1500 Specialty Retail	100.00	120.99	179.71	152.41	174.34	204.02

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

As of December 28, 2024, our operations are organized into three reportable segments (or “Divisions”), as described below. We sold our Varis Division on October 18, 2024 to an affiliate of Arising Ventures, while retaining a minority interest of 19.9% after the sale. We sold our CompuCom Division through a single disposal group on December 31, 2021. Accordingly, these businesses are presented as discontinued operations.

ODP Business Solutions Division – Our leading B2B distribution solutions provider serving small, medium, and enterprise level companies, including those in the public and education sectors. This segment operates in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. The ODP Business Solutions Division sells nationally branded, as well as our private branded, office supply and adjacency products and services to customers, who are served through a dedicated sales force, catalogs, telesales, and electronically through our Internet websites. Adjacency products and services include cleaning, janitorial and breakroom supplies, office furniture, technology products, and copy and print services. Starting in 2025, the ODP Business Solutions Division expanded its hospitality supplies categories within its adjacency products. This segment also includes our Federation entities, which are over 20 regional office supply distribution businesses acquired by us as part of our transformation to expand our reach and distribution network into geographic areas that were previously underserved, and which continue to operate under their own brand names. The acquisition of these businesses has allowed for an effective and accretive means to expand our distribution reach, target new business customers, and grow our offerings beyond traditional office supplies.

Office Depot Division – Our leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 869 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). Our Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture, as well as offering business services including copying, printing, digital imaging, mailing, shipping, and technology support services. In addition, the print needs for retail and business customers are facilitated through our regional print production centers.

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

ACQUISITIONS

Since 2017, we have been acquiring profitable regional office supply distribution businesses to expand our reach and distribution network into geographic areas that were previously underserved. In 2024, we acquired a small independent regional office supply distribution businesses in Canada. Our strategy has been to acquire businesses with purchase prices ranging generally from $5 million to $15 million, which are individually insignificant to us. The business acquired was consistent with acquisitions of similar sized businesses in the past and the acquisition was primarily funded with cash on hand. The operating results of this small office supply business is combined with our operating results subsequent to its purchase date, and is included in our ODP Business Solutions Division. Refer to Note 2. “Acquisitions” in Notes to Consolidated Financial Statements for additional information.

DISPOSITIONS

We sold our Varis Division to an affiliate of Arising Ventures, while retaining a minority interest of 19.9% after the sale, on October 18, 2024. Under the terms of the related stock purchase agreement, we will fund up to $4 million of expenses that may be incurred by Varis following the transaction date until December 31, 2025, and we have no further obligations to contribute capital to Varis. The completion of the sale of Varis aligns with the Company’s previously stated objectives of finalizing its capital commitment to Varis while providing the Company with a continued interest in future opportunities. The terms of the sale did not result in a materially different impact than previously estimated on our financial statements. We will account for our retained minority interest of 19.9% in Varis as an equity method investment going forward. The sale of Varis represented a strategic shift that had a major impact on our operations and financial results. Accordingly, the operating results and cash flows are classified as discontinued operations for all periods presented. Refer to Note 16. “Discontinued Operations” in Notes to Consolidated Financial Statements for additional information.

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

In February 2023, the Company and the purchaser reached a settlement on the cash, debt and working capital adjustments, and amended the promissory note which increased its principal balance to $59 million. As of December 28, 2024, the promissory note also has paid-in-kind interest of $11 million. The sale of CompuCom represented a strategic shift that had a major impact on our operations and financial results. Accordingly, the operating results and cash flows are classified as discontinued operations for all periods presented. Refer to Note 16. “Discontinued Operations” in Notes to Consolidated Financial Statements for additional information.

RECENT GLOBAL EVENTS

We are closely monitoring the ongoing events due to the conflict in the Middle East, and its regional and global ramifications. We do not have operations in the Middle East, and our supply chain has not been impacted as of the date of this report. Other impacts due to this rapidly evolving situation are currently unknown and the broader economic impacts could potentially subject our business to materially adverse consequences should the situation escalate beyond its current scope.

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 52-week period ended December 28, 2024 (also referred to as “2024”) and the 52-week period ended December 30, 2023 (also referred to as “2023”) as well as our liquidity in 2024 and 2023. We have omitted discussion of 2022 results where it would be redundant to the discussion previously included in MD&A of our 2023 Annual Report on Form 10-K.

Our consolidated sales were $833 million, or 11%, lower in 2024 compared to 2023. Sales in our ODP Business Solutions Division decreased $326 million, or 8%, as compared to 2023. The decrease in sales in our ODP Business Solutions Division was across a majority of its product categories, primarily in furniture, cleaning and breakroom, technology and supplies, and was driven by lower demand from business-to-business customers, due to reduced spending and fewer customers. Sales in our Office Depot Division decreased $526 million, or 14%, as compared to 2023. The decrease in sales in our Office Depot Division was mainly a result of planned store closures, lower demand, and lower average order values at our retail stores and on our eCommerce platform. The sales decline was across the majority of Office Depot Division’s product categories. The demand for these categories was impacted by reduced spending of our customers, including during the competitive back-to-school season in the third quarter of 2024. Our Veyer Division sales increased $19 million, or 54%, as a result of increases in supply chain services provided to third-parties.

(In millions)	2024	2023	Change
Sales (External)
ODP Business Solutions Division	$3,578	$3,904	(8)%
Office Depot Division	3,358	3,884	(14)%
Veyer Division	54	35	54%
Total	$6,990	$7,823	(11)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•
Total gross profit decreased $316 million, or 18% in 2024 when compared to 2023. Our Office Depot Division, ODP Business Solutions Division, and Veyer Division had $193 million, $100 million, and $23 million lower gross profit, respectively. The decreases in gross profit in 2024 were mainly due to the flow through impact of lower sales and decrease in gross margin.
•
Total gross margin for 2024 and 2023, was 21% and 23%, respectively. The decrease in gross margin is mainly the result of lower product margin and deleveraging of supply chain and occupancy costs. Our supply chain and occupancy costs have increased in 2024 as a percentage of sales, including transportation, facility and store rents, and utilities.
•
Total selling, general and administrative expenses decreased $138 million in 2024 when compared to 2023. This was driven by decreases in selling, general and administrative expenses of $84 million in our Office Depot Division, $38 million in our ODP Business Solutions Division, and $11 million in our Veyer Division. The remaining decrease is attributable to lower corporate expenses. Selling, general and administrative expenses as a percentage of total sales was 18% in both 2024 and 2023.
•
We recorded $33 million of asset impairment charges in 2024 which included $30 million related to impairment of operating lease right-of-use (“ROU”) assets associated with our retail store locations, with the remainder primarily relating to impairment of fixed assets. We recorded $17 million of asset impairment charges in 2023, which included $12 million related to impairment of operating lease ROU assets associated with our retail store locations, with the remainder primarily relating to impairment of fixed assets at these retail store locations and other impairment. Refer to Note 14. “Fair Value Measurements” in Notes to Consolidated Financial Statements for additional information.
•
We recorded $47 million of Merger, restructuring and other operating expenses, net in 2024 compared to $4 million in 2023. Merger, restructuring and other operating expenses in 2024 primarily relate to $44 million of restructuring costs associated with Project Core (as defined below). Merger, restructuring and other operating expenses in 2023 relate to restructuring activities and transaction and integration costs. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Consolidated Financial Statements for additional information.
•
In 2024, our effective tax rate of 27% was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards, the settlement of an uncertain tax position for less than the reserve, and the recognition of 2020 Research and Development tax credits, offset by additional valuation allowance on state net operating losses (“NOLs”). Refer to Note 5. “Income Taxes” in Notes to Consolidated Financial Statements for additional information.
•
Diluted earnings per share from continuing operations was $3.08 in 2024 compared to $6.22 in 2023.

•
Diluted loss per share from discontinued operations was $(3.16) in 2024 compared to $(2.72) in 2023.
•
Net diluted loss per share was $(0.08) in 2024 compared to net diluted earnings per share of $3.50 in 2023.
•
We repurchased 8 million shares of common stock in 2024 for a total consideration of $300 million, including under our previous stock repurchase program. As of December 28, 2024, $725 million remains available for stock repurchases under the current stock repurchase program.
•
At December 28, 2024, we had $166 million in cash and cash equivalents and $478 million of available credit under the Fourth Amended Credit Agreement (as defined in Note 9. “Debt” in Notes to Consolidated Financial Statements), for a total liquidity of $644 million. Cash provided by operating activities of continuing operations was $159 million in 2024 compared to $360 million in 2023. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results. Fiscal years 2024 and 2023 include 52 weeks, and fiscal year 2022 includes 53 weeks.

ODP BUSINESS SOLUTIONS DIVISION

(In millions)	2024	2023	2022
Sales (external)	$3,578	$3,904	$4,005
Sales (internal)	$9	$13	$19
% change of total sales	(8)%	(3)%	11%
Division operating income	$112	$174	$140
% of total sales	3%	4%	3%

Sales in our ODP Business Solutions Division decreased by $330 million, or 8%, in 2024 compared to 2023. Our ODP Business Solutions Division experienced decreased sales across a majority of its product categories, primarily in furniture, cleaning and breakroom, technology and supplies, compared to 2023. This was driven by lower demand from business-to-business customers, due to reduced spending and fewer customers. We expect sales in our ODP Business Solutions Division to continue to be adversely impacted in the near term due to macroeconomic factors that continue to weigh on the U.S. economy, which can materially impact spending by our business-to-business customers and the demand for our products and services. The impact of the small independent regional office supply distribution business we acquired in 2024 was not material to our sales.

Sales in our ODP Business Solutions Division decreased $107 million, or 3%, in 2023 compared to 2022. This included the unfavorable impact from the 53rd week in 2022 not recurring in 2023, which had sales of $58 million. In 2023, our ODP Business Solutions Division experienced decreased sales across the majority of our product categories, primarily in personal protective equipment and technology, compared to 2022. This was driven by lower demand from business-to-business customers, due to reduced spending. The impact of the two small independent regional office supply distribution businesses we acquired in 2023 were not material to our sales.

Sales include internal sales of $9 million, $13 million and $19 million in 2024, 2023 and 2022, respectively, which relate to ODP Business Solutions Division customers’ transactions held at Office Depot Division retail store locations. Internal sales are eliminated upon consolidation.

Our ODP Business Solutions Division sales could be adversely impacted in the near term by numerous factors, among others, a weaker U.S. economy and higher unemployment and inflation, that materially impact spending, the demand for our products and services and the availability of supply. The changes in work environments as a result of the general macroeconomic environment, including ongoing remote work trends have continued to be material to the results of the ODP Business Solutions Division in 2024. A prolonged or permanent shift to hybrid or continued remote work arrangements, as well as the substance and pace of macroeconomic recovery could continue to have a material impact to the future results of the ODP Business Solutions Division.

Our ODP Business Solutions Division operating income was $112 million in 2024 compared to $174 million in 2023, a decrease of 36% year-over-year. Operating income as a percentage of sales decreased 1% in 2024 compared to 2023. The reduction in operating income was mainly due to the flow through impacts of lower sales, as well as a 140 basis points lower gross margin rate primarily due to deleveraging in supply chain costs, which resulted in $100 million lower gross profit. The decrease in gross profit was partially offset by $38 million lower selling, general and administrative expenses. Our selling, general and administrative expenses as a percentage of sales was relatively flat compared to the corresponding period in the prior year.

Our ODP Business Solutions Division operating income was $174 million in 2023 compared to $140 million in 2022, an increase of 24% year-over-year. Operating income as a percentage of sales increased 1% in 2023 compared to 2022. The improvement in operating income was mainly driven by favorable product margin, which resulted in 130 basis points higher gross profit margin. This was partially offset by the unfavorable impact of the 53rd week in 2022 not recurring in 2023, which contributed $5 million to operating income in 2022. Our selling, general and administrative expenses as a percentage of sales was relatively flat compared to the corresponding period in the prior year.

OFFICE DEPOT DIVISION

(In millions)	2024	2023	2022
Sales (external)	$3,358	$3,884	$4,451
Sales (internal)	$30	$34	$36
% change of total sales	(14)%	(13)%	(8)%
Division operating income	$121	$230	$285
% of total sales	4%	6%	6%
Change in comparable store sales	(8)%	(6)%	N/A

Sales in our Office Depot Division decreased $530 million, or 14%, in 2024 compared to 2023. The largest drivers of our product sales decline in 2024 were planned store closures, lower demand, and lower average order values in our stores. Our eCommerce platform also experienced lower demand. The sales decline in 2024 were across the majority of our product categories. The demand for these categories was impacted by reduced spending of our customers due to a competitive back-to-school season and macroeconomic factors affecting the U.S. economy. In addition, certain interruptions experienced due to inclement weather further impacted our store traffic during the back-to-school and back-to-business seasons, and our results for 2024.

Sales in our Office Depot Division decreased $569 million, or 13%, in 2023 compared to 2022, including the unfavorable impact of sales from the 53rd week in 2022 not recurring in 2023, which was $70 million. The largest drivers of our product sales decline in 2023 were planned store closures, lower demand, and lower average order values in our stores as well as our eCommerce platform. The sales decline in 2023 were across the majority categories, except copy and print. The demand for these categories was impacted by reduced spending of our customers, including during the competitive back-to-school season in the third quarter of 2023.

We believe sales in our Office Depot Division may continue to be adversely impacted in the near term and potentially longer related to numerous factors, among others, a weaker U.S. economy and higher unemployment that materially impact consumer spending and the demand for our products and services, and increasing competitive pressures.

Sales include internal sales of $30 million, $34 million and $36 million in 2024, 2023 and 2022, respectively, which relate to print services provided to the ODP Business Solutions Division as well as internal service fee for providing buy online, pick up in store (“BOPIS”) transactions to ODP Business Solutions Division customers. Internal sales are eliminated upon consolidation.

Sales generated through our eCommerce platform include online sales fulfilled through warehouses, BOPIS transactions, online orders shipped from store, and same day delivery orders fulfilled with retail store inventory. These sales represented 33% of Office Depot Division’s total sales in 2024, as compared to 30% of total sales in both 2023 and 2022.

Comparable store sales decreased 8% in 2024, reflecting lower store traffic and average order value, partially offset by higher conversion rate. A conversion rate is the percentage of store visitors who complete a purchase. The average order value was impacted by lower sales in our workspace and technology product categories. Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes or natural disasters, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods but may differ from measures used by other companies.

Our Office Depot Division operating income was $121 million in 2024, which decreased 47% as compared to $230 million in 2023. Operating income as a percentage of sales decreased 2% in 2024 compared to 2023. The reduction in operating income was mainly due to the flow through impact of lower sales as well as a 150 basis point lower gross margin rate, which combined resulted in $193 million lower gross profit. While the Office Depot Division had a 40 basis point improvement in its product margin in 2024 compared to 2023, this was more than offset by the deleveraging in supply chain and occupancy costs, resulting in the lower gross margin rate. The decrease in gross profit was partially offset by $84 million lower selling, general and administrative costs, which was driven by store closures as part of the Maximize B2B Restructuring Plan, and other initiatives to reduce costs as our retail footprint is reduced. Selling, general and administrative expenses as a percentage of sales were 80 basis points higher compared to 2023, mainly due to deleveraging from lower sales.

Our Office Depot Division operating income was $230 million in 2023, which decreased 19% as compared to $285 million in 2022, including the unfavorable impact of the 53rd week in 2022 not recurring in 2023, which contributed $15 million to operating income in 2022. The reduction in operating income was mainly due to the flow through impact of lower sales. The gross margin rate was approximately 40 basis points higher, which was due to improved product margin, partially offset by the deleverage in distribution and occupancy costs due to lower sales. This was further offset by the impact of selling, general and administrative costs, resulting in a flat operating income as a percentage of sales compared to 2022.

As of December 28, 2024, our Office Depot Division operated 869 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands compared to 916 stores at the end of 2023. Charges associated with store closures as part of a restructuring plan are reported as appropriate in Merger, restructuring and other operating expenses, net in the Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail stores and distribution center assets, and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to the “Corporate” section below for additional information of expenses incurred to date.

	Open at Beginning of Period	Closed	Open at End of Period
2022	1,038	58	980
2023	980	64	916
2024	916	47	869

VEYER DIVISION

(In millions)	2024	2023	2022
Sales (external)	$54	$35	$28
Sales (internal)	$4,668	$5,253	$5,855
% change of total sales	(11)%	(10)%	(2)%
Division operating income	$22	$34	$28
% of total sales	0%	1%	0%

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

In 2024, 2023, and 2022, $2.2 billion, $2.5 billion and $2.9 billion of internal sales are to the Office Depot Division, respectively, and $2.5 billion, $2.7 billion and $2.9 billion are to the ODP Business Solutions Division, respectively. The decrease in internal sales to the Office Depot Division is related to the decline in customer demand at our retail stores and eCommerce platform, which is discussed further in the Office Depot Division section above. The decrease in internal sales to the ODP Business Solutions Division is related to reduced demand experienced by ODP Business Solutions Division in 2024, which is discussed further in the ODP Business Solutions Division section above.

External sales represent supply chain services provided to third parties, as well as product sales by our Asia sourcing operation to third parties. The $19 million increase in external sales in 2024 and the $7 million increase in external sales in 2023 was driven by more new third-party customers for which we provided supply chain services.

Our Veyer Division operating income was $22 million in 2024 compared to $34 million in 2023. The year-over-year decrease of $12 million was mainly driven by the flow through impact of lower internal sales, which reduced gross profit by $25 million. This was partially offset by a $13 million decline in employee-related costs. The impact of sales to third parties on operating income was flat in 2024 compared to 2023, mainly due to higher sales being offset by additional employee-related expenses incurred related to initial set-up of new customers.

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

(In millions)	2024	2023	2022
Asset impairments	$33	$17	$14
Merger, restructuring and other operating expenses, net	47	4	39
Legal matter monetization	(70)	—	—
Total charges and credits impact on Operating income	$10	$21	$53

In addition to these charges and credits, certain selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Expenses” below.

Asset impairments

Asset impairment charges comprise the following:

(In millions)	2024	2023	2022
Retail stores	$33	$13	$14
Other	—	4	—
Total Asset impairments	$33	$17	$14

In 2024, 2023 and 2022, we recognized asset impairment charges of $33 million, $17 million and $14 million, respectively, related to our continuing operations. Of the asset impairment charges in 2024, $30 million was related to the impairment of operating lease ROU assets associated with our retail store locations. The remainder was related to impairment of fixed assets at these retail store locations. Of the asset impairment charges in 2023, $12 million was related to impairment of operating lease ROU assets associated with our retail store locations, and the remainder was related to the impairment of fixed assets at these retail store locations and other impairments.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In 2024, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our restructuring programs, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value.

We test our goodwill and indefinite-lived intangible assets for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. During the fourth quarter of 2024, we performed our annual impairment assessment, which was as of the first day of fiscal month December. We used a quantitative assessment for all reporting units, which combined the income approach and the market approach valuation methodologies and concluded that the carrying value of each reporting unit exceeded its fair value. Therefore, no impairment was recorded as result of this assessment. Refer to Note 8. “Goodwill and Other Intangible Assets” in Notes to Consolidated Financial Statements for additional information.

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

Merger, restructuring and other operating expenses, net

We have taken actions to optimize our asset base and drive operational efficiencies. These actions include acquiring profitable businesses, closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. In 2022 we also incurred costs related to our actions to separate our consumer business through a potential sale, prior to our Board of Directors’ decision on June 21, 2022 to maintain the consumer business under common ownership. In addition, we incurred costs related to completing the re-alignment of operations into four Divisions in 2022. The expenses and any income recognized directly associated with these actions are included in Merger, restructuring and other operating expenses, net on a separate line in the Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income.

In March 2024, our Board of Directors approved a restructuring plan to redesign our company-wide low-cost business model approach and create further efficiencies in our business to lower costs (“Project Core”). This was driven by a need to significantly reduce costs due to macroeconomic and other factors impacting our sales, as well as insights gained following the first year of operations of realignment of our operating segments into four divisions. The scope of Project Core was approved in two phases, in March 2024 and April 2024, and includes cost improvement actions across the entire enterprise, including our Varis Division prior to its sale, which is presented as discontinued operations beginning in the second quarter of 2024. It aims to optimize our organizational structure to support future growth of the business. Project Core is expected to be completed in 2025, with the majority of actions taken by the end of 2024. Total restructuring costs related to Project Core are estimated to be up to $57 million, of which $35 million are estimated to be termination benefits, which mainly consists of severance, and $22 million are estimated to be costs to facilitate the program, which mainly consists of third-party professional fees and other incremental employee-related costs to implement actions. All costs of Project Core are expected to be cash expenditures.

Merger, restructuring and other operating expenses, net were $47 million, $4 million and $39 million in 2024, 2023 and 2022, respectively. Of the expenses in 2024, $44 million relates to Project Core. Also related to Project Core and included within discontinued operations in 2024 are $8 million of severance expenses in our Varis Division. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Consolidated Financial Statements for an additional analysis of these Corporate charges.

Legal matter monetization

In 2024, we recognized $70 million of income in our Consolidated Statement of Operations related to legal matter monetization where we are engaged in legal proceedings as a plaintiff. We received these proceeds in 2024.

Unallocated Expenses

We allocate to our Divisions functional support expenses that are considered to be directly or closely related to segment activity. These allocated expenses are included in the measurement of Division operating income. Other companies may charge more or less for functional support expenses to their segments, and our results, therefore, may not be comparable to similarly titled measures used by other companies. The unallocated expenses primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, legal, audit and similar functions. Unallocated expenses were $82 million, $87 million, and $94 million in 2024, 2023 and 2022, respectively. The decrease in 2024 compared to 2023 was primarily due to lower corporate payroll and legal expenses, offset by higher professional fees.

Other Income and Expense

(In millions)	2024	2023	2022
Interest income	$9	$10	$5
Interest expense	(23)	(20)	(16)
Other income (expense), net	(3)	9	10

In April 2020, we entered into the Third Amended Credit Agreement which provided for an aggregate principal amount of up to $1.3 billion asset-based revolving credit facility and asset-based FILO Term Loan Facility, maturing in April 2025. In 2022, we reduced our asset-based revolving credit facility by $200 million to $1.0 billion and retired $43 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement. In 2023, we retired $4 million of outstanding FILO Term Loan Facility loans. We recorded $1 million, $6 million and $4 million of interest expense in 2024, 2023 and 2022, respectively, related to the Third Amended Credit Agreement. In May 2024, we entered into the Fourth Amended and Restated Credit Agreement, which provides for an $800 million asset-based revolving credit facility, maturing in May 2029. This agreement replaced our then existing amended and restated credit agreement, the Third Amended Credit Agreement, that was due to mature in April 2025. We recognized less than $1 million of loss from modification of debt related to this transaction in the second quarter of 2024, which represented the write-off certain unamortized debt issuance costs as of the closing date of the transaction. We recorded $7 million of interest expense in 2024 related to the Fourth Amended Credit Agreement. We also recorded interest expense related to our finance lease obligations and revenue bonds in all periods presented. Interest expense in 2022 also includes $3 million of income related to reversal of uncertain tax positions.

In 2024, Other expense, net includes the pension expense related to the pension plan in the United Kingdom that has been retained by us in connection with the sale of the European Business, partially offset by the pension credit related to the frozen OfficeMax pension and other benefit plans. In 2023 and 2022, Other income, net includes the pension credit related to the frozen OfficeMax pension and other benefit plans, as well as the pension credit related to the pension plan in the United Kingdom that has been retained by us in connection with the sale of the European Business.

Income Taxes

(In millions)	2024	2023	2022
Income tax expense	$40	$82	$79
Effective income tax rate*	27%	25%	26%

* Income taxes as a percentage of income from continuing operations before income taxes.

Our effective tax rates were 27%, 25% and 26% in 2024, 2023 and 2022, respectively. In 2024, our effective tax rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards, the settlement of an uncertain tax position for less than the reserve, and the recognition of 2020 Research and Development tax credits, offset by additional valuation allowance on state NOLs. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate for 2024 to differ from the statutory rate of 21%. In 2023, our effective tax rate was primarily impacted by the recognition of a tax windfall associated with stock-based compensation awards, recognition of 2022 and 2023 Research and Development tax credits, and certain nondeductible items. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

Refer to Note 5. “Income Taxes” in Notes to Consolidated Financial Statements for additional tax discussion.

Discontinued Operations

Refer to Note 16. “Discontinued Operations” in Notes to Consolidated Financial Statements for information regarding the Varis and CompuCom Divisions which are accounted for as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At December 28, 2024 and December 30, 2023, we had $166 million and $392 million in cash and cash equivalents, respectively, of which $10 million at December 30, 2023, is presented in Current assets held for sale related to the Varis Division. In addition, at December 28, 2024 and December 30, 2023, we had $478 million and $696 million of available credit under the Fourth Amended Credit Agreement and Third Amended Credit Agreement (as defined in Note 9. “Debt” in Notes to Consolidated Financial Statements), respectively, for a total liquidity of approximately $644 million and $1.1 billion at the end of fiscal 2024 and fiscal 2023, respectively. Despite the weaker global economic conditions and the uncertainties related to the current macroeconomic environment, we currently believe that based on our financial position, including our cash and cash equivalents on hand, availability of funds under the Fourth Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Annual Report on Form 10-K. From time to time, we may prepay outstanding debt and/or restructure or refinance debt obligations.

Financing

On May 9, 2024, as disclosed in Note 9. “Debt” in Notes to Consolidated Financial Statements, we entered into the Fourth Amended and Restated Credit Agreement, which provides for an $800 million asset-based revolving credit facility (the “Revolving Loan Facility”). The Revolving Loan Facility matures in May 2029. The Fourth Amended Credit Agreement replaced our then existing amended and restated credit agreement, the Third Amended Credit Agreement, that was due to mature in April 2025. We retired $53 million of outstanding FILO Term Loan Facility loans under the Third Amended Credit Agreement prior to its amendment, resulting in no remaining FILO Term Loan Facility loans.

In 2024, we elected to draw down $715 million from the credit facilities under the Third and Fourth Amended Credit Agreements for working capital management. Of this amount, $555 million was repaid in 2024, resulting in $160 million of revolving loans outstanding under the Revolving Loan Facility at December 28, 2024. Also, at December 28, 2024, we had $41 million of outstanding standby letters of credit and $478 million of available credit under the Fourth Amended Credit Agreement. We were in compliance with all applicable covenants at December 28, 2024.

Acquisitions and dispositions

In addition to the business acquisitions disclosed herein, we have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets in connection with our strategic transformation. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness.

Capital Expenditures

In 2025, we expect to incur capital expenditures of up to approximately $72 million, including investments to support our business priorities. These expenditures will be funded through available cash on hand and operating cash flows.

Capital Return Programs – Share Repurchases and Dividends

In February 2024, our Board of Directors approved a stock repurchase program of up to $1 billion, available through March 31, 2027, which replaced the then existing $1 billion stock repurchase program. We repurchased 8 million shares of our common stock in 2024 for total consideration of $300 million, including under our previous stock repurchase program. As of December 28, 2024, $725 million remains available for stock repurchases under the current stock repurchase program.

The current authorization may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors and will be funded through available cash balances. Our Fourth Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements. The authorized amount under the stock repurchase program excludes fees, commissions, taxes or other expenses. Considering the ongoing macroeconomic environment and our operating results in 2024, we expect to substantially moderate the pace of stock repurchases in the near-term.

We did not declare any cash dividends in 2024. We do not anticipate declaring cash dividends in the foreseeable future. Our Fourth Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

We will continue to evaluate our capital return programs as appropriate. Decisions regarding future share repurchases and dividends are within the discretion of our Board of Directors, and depend on a number of factors, including, general business and economic conditions, and other factors which are discussed in this discussion and analysis and “Risk Factors” within Other Key Information in this Annual Report.

CASH FLOWS

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

(In millions)	2024	2023	2022
Operating activities of continuing operations	$159	$360	$251
Investing activities of continuing operations	(102)	17	(42)
Financing activities of continuing operations	(225)	(340)	(355)

Operating Activities from Continuing Operations

Cash provided by operating activities of continuing operations was $159 million in 2024, compared to $360 million in 2023. The decrease in cash flows from operating activities was primarily driven by $126 million less net income after adjusting for non-cash charges, $73 million less cash flows from working capital and $2 million less usage of deferred tax assets. Cash provided by operating activities includes $70 million received in 2024 related to legal matter monetization described above. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of customer promotions, vendor production planning, new product introductions and working capital management. In 2024, the primary drivers for lower cash flows from working capital were $71 million less cash flows from our inventories, $23 million less cash flows from our receivables and $20 million less in cash flows from other current and noncurrent assets, partially offset by $37 million more cash flows from our trade payables and other liabilities. The change in inventories is mainly attributable to purchase volume, including purchases for new market offerings to new customers. The change in our receivables is due to lower sales on credit and timing. The changes in our payables and other liabilities and in other current and noncurrent assets are reflective of the timing of payments.

Cash provided by operating activities of continuing operations increased by $109 million during 2023 when compared to 2022. This increase was primarily driven by $101 million more cash inflows from working capital, and $8 million more income from operations, after adjusting for non-cash charges.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements.

Investing Activities from Continuing Operations

Cash used in investing activities of continuing operations was $102 million in 2024, which was driven by $98 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities, $11 million related to business acquisition. These outflows were partially offset by the proceeds from disposition of assets of $3 million and cash proceeds from our company-owned life insurance policies of $4 million.

Cash provided by investing activities of continuing operations was $17 million in 2023, primarily driven by $81 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities, and $16 million in businesses acquired, net of cash acquired. These outflows were partially offset by the proceeds from sale of assets of $109 million and cash proceeds from our company-owned life insurance policies of $5 million.

Financing Activities from Continuing Operations

Cash used in financing activities of continuing operations was $225 million in 2024. The cash outflow in 2024 primarily consisted of $555 million related to the repayment of loans under the Third and Fourth Amended Credit Agreements, $300 million in repurchases of common stock, including commissions, $53 million related to the retirement of our FILO Term Loan Facility loans, $15 million share purchases for taxes, net of proceeds, for employee share-based transactions, and $11 million of net payments on long- and short-term borrowings activity related to our debt, and $6 million in other activities. These outflows were partially offset by $715 million draw downs from the credit facilities under the Third and Fourth Amended Credit Agreements.

Cash used in financing activities of continuing operations was $340 million in 2023, primarily consisting of $295 million in repurchases of common stock including commission, $26 million share purchases for taxes, net of proceeds, for employee share-based transactions, and $15 million of net payments on short- and long-term borrowings activity related to our debt, including retirement.

Discontinued Operations

Cash provided by (used in) operating, investing and financing activities of discontinued operations is summarized as follows:

(In millions)	2024	2023	2022
Operating activities of discontinued operations	$(29)	$(29)	$(14)
Investing activities of discontinued operations	(24)	(19)	32
Financing activities of discontinued operations	—	—	—

Cash flows from operating activity of discontinued operations reflect cash movements between continuing operating and discontinued operating entities up until the sale of the Varis Division. All intercompany transactions between discontinued and continuing operating entities are eliminated in consolidation. As disclosed in Note 16. “Discontinued Operations,” in Notes to Consolidated Financial Statements, all discontinued operations were sold in 2024.

Cash used in operating activities of discontinued operations was $29 million in 2024 and 2023. In 2024, cash used in operating activities of discontinued operations was primarily driven by the sale of our Varis Division on October 18, 2024. Cash used in operating activities of discontinued operations increased by $15 million in 2023 compared to 2022.

Cash used in investing activities of discontinued operations was $24 million in 2024, compared to cash used in investing activities of discontinued operations of $19 million in 2023. The cash outflow in 2024 represents capital expenditures related to our Varis Division until it was sold, as well as cash paid related to the sale of this division on October 18, 2024. The cash outflow in comparative period represents the reduction of $24 million in capital expenditures related to our Varis Division, partially offset by $5 million in proceeds related to the sale of our CompuCom Division. In 2022, cash provided by investing activities of discontinued operations was $32 million, primarily due to proceeds received from the sale of our CompuCom Division and insurance proceeds received related to a malware incident, partially offset by a reduction in capital expenditures related to our Varis Division.

Contractual Obligations

Contractual obligations for future payments at December 28, 2024 primarily relate to operating and finance lease commitments, obligations under our long-term debt, and purchase commitments.

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

Long-term debt obligations consist primarily of expected payments of principal and interest on our $160 million of revolving loans outstanding under the Fourth Amended Credit Agreement and $91 million of revenue bonds and gold debentures at various interest rates. Refer to Note 9. “Debt” in Notes to Consolidated Financial Statements for the maturities of our long-term debt obligations.

Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding on us that meet any of the following criteria: (1) they are non-cancelable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If the obligation is non-cancelable, the entire value of the contract is included as a purchase obligation. If the obligation is cancelable, but we would incur a penalty if cancelled, the dollar amount of the penalty is included as a purchase obligation. If we can unilaterally terminate an agreement simply by providing a certain number of days’ notice or by paying a termination fee, the amount of the termination fee or the amount that would be paid over the “notice period” is included as a purchase obligation. As of December 28, 2024, purchase obligations include marketing services, outsourced accounting services, certain fixed assets and software licenses, service and maintenance contracts for information technology and communication.

Our Consolidated Balance Sheet as of December 28, 2024 includes $116 million classified as Deferred income taxes and other long-term liabilities. Deferred income taxes and other long-term liabilities primarily consist of net long-term deferred income taxes, deferred lease credits, long-term restructuring accruals, certain liabilities under our deferred compensation plans, accruals for uncertain tax positions, and environmental accruals. Refer to Note 3. “Merger, Restructuring and Other Activity” in Notes to Consolidated Financial Statements for a discussion of our restructuring accruals and Note 5. “Income Taxes” in Notes to Consolidated Financial Statements for additional information regarding our deferred tax positions and accruals for uncertain tax positions.

Our Consolidated Balance Sheet as of December 28, 2024 also includes $15 million of current and non-current pension and postretirement obligations. Our estimate is that payments in future years will total $32 million. This estimate represents the minimum contributions required per Internal Revenue Service funding rules and our estimated future payments under pension and postretirement plans. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, healthcare cost trends, benefit payment patterns and other factors. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. Refer to Note 13. “Employee Benefit Plans” in Notes to Consolidated Financial Statements for additional information.

In addition to the above, we have outstanding standby letters of credit totaling $41 million at December 28, 2024.

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

Other intangible assets primarily include customer relationship values, trade names, and technology, which primarily related to the OfficeMax merger and our acquisitions of regional small office supply businesses. The original valuation of our customer relationship values assumed continuation of attrition rates previously experienced with these businesses and synergy benefits from the transactions. If we experience an unanticipated decline in sales or profitability associated with these customers, the remaining useful life will be reassessed and could result in either acceleration of amortization or impairment.

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

SIGNIFICANT TRENDS, DEVELOPMENTS AND UNCERTAINTIES

Competitive Factors — We continue to see development and growth of competitors in all segments of our business. In particular, Internet-based companies, mass merchandisers and wholesale clubs, as well as food and drugstore chains, have increased their assortment of home office merchandise, attracting additional back-to-school customers and year-round casual shoppers. We have seen substantial growth in the number of competitors that offer office products over the Internet, as well as the breadth and depth of their product offerings. As a result of the changes in consumer purchasing habits with the COVID-19 pandemic, there has been a substantial increase in Internet-based purchasing by consumers as they continue to make their purchases online instead of going into stores. In addition to large numbers of smaller Internet providers featuring special price incentives and one-time deals (such as close-outs), we are experiencing strong competitive pressures from large Internet providers such as Amazon and Walmart that offer a full assortment of office products through direct sales and, in the case of Amazon, acting as a “storefront” for other specialty office product providers.

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

Liquidity Factors — We rely on our cash flow from operating activities, available cash and cash equivalents, and access to broad financial markets to provide the liquidity we need to operate our business and fund integration and restructuring activities. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through capital improvements and acquisitions. While we have in place an $800 million asset-based credit facility to provide liquidity, the economic factors affecting our business may limit our ability to access this credit facility in full or cause future refinancing terms to be less favorable than the terms of our current indebtedness.

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

The impact on cash and cash equivalents held at December 28, 2024, from a hypothetical 50-basis-point change in interest rates, would be an increase or decrease in interest income of approximately $1 million. The impact on our Revolving Loan Facility loan at

December 28, 2024, from a hypothetical 50-basis-point change in interest rates, would be an increase or decrease in interest expense of less than $1 million.

The following table provides information about our debt portfolio outstanding as of December 28, 2024, that is sensitive to changes in interest rates. The following table does not include our obligations for pension plans and other postretirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. Refer to Note 13. “Employee Benefit Plans” in Notes to Consolidated Financial Statements for additional information about our pension plans and other postretirement benefits obligations.

	2024			2023
(In millions)	Carrying Amount	Fair Value	Risk Sensitivity	Carrying Amount	Fair Value	Risk Sensitivity
Financial liabilities:
Recourse debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	$—	$—	$—	$53	$53	$—
Revolving Loan Facility loans under the Fourth Amended Credit Agreement, due 2029	$160	$160	$—	$—	$—	$—
Revenue bonds, due in varying amounts periodically through 2029	$75	$76	$2	$75	$76	$2
American & Foreign Power Company, Inc. 5% debentures, due 2030	$16	$16	$—	$16	$14	$—

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50-basis-point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50-basis-point change in interest rates prevailing at year-end.

Foreign Exchange Rate Risk

We conduct business through our entities in Canada and China, where their functional currency is not the U.S. dollar. We continue to assess our exposure to foreign currency fluctuations against the U.S. dollar. As of December 28, 2024, a 10% change in the applicable foreign exchange rates would have resulted in an increase or decrease in our pretax earnings from continuing operations of $1 million.

Commodities Risk

We operate a large network of stores and distribution centers. As such, we purchase fuel needed to transport products to our retail stores and customers as well as pay shipping costs to import products from overseas. We are exposed to potential changes in the underlying commodity costs associated with this transport activity.

We may enter into economic hedge transactions for a portion of our anticipated fuel consumption. These arrangements are marked to market at each reporting period. Some of these arrangements may not be designated as hedges for accounting purposes and changes in value are recognized in current earnings through the Cost of goods sold and occupancy costs line in the Consolidated Statements of Operations. Those that are designated as hedges for accounting purposes are also marked to market at each reporting period, with the change in value deferred in accumulated other comprehensive income until the related fuel is consumed. Currently, these economic hedging transactions are not considered material. As of December 28, 2024, excluding the impact of any hedge transaction, a 10% change in domestic commodity costs would have resulted in an increase or decrease in our operating profit of approximately $4 million.

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

CONTROLS AND PROCEDURES

MANAGEMENT’S DISCLOSURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the possible controls and procedures. Each reporting period, we carry out an evaluation, with the participation of our principal executive officer and principal financial officers, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on management’s evaluation, our principal executive officer and principal financial officers have concluded that, as of December 28, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 28, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 28, 2024.

Our internal control over financial reporting as of December 28, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report provided below.

OTHER INFORMATION

OPTIMIZE FOR GROWTH RESTRUCTURING PLAN

On February 21, 2025, our Board of Directors approved a restructuring plan to realign our organizational structure, product assortments, and capital resources to strategically position us to pursue higher growth opportunities in the business-to-business (“B2B”) marketplace (“Optimize for Growth”). The plan aims to further expand our presence into new B2B market segments, including hospitality, healthcare and adjacent markets, as well as third-party logistics. In order to achieve these goals, the plan includes re-allocating capital towards investments in resources and infrastructure essential to drive the growth in the expanded B2B marketplace, while reducing fixed costs such as occupancy costs of store and distribution facilities. Accordingly, as part of this plan, we are suspending further investment in our consumer business, and expect to close retail stores and distribution facilities that currently serve these stores. These actions are expected to be completed through 2028, and will result in a significantly smaller retail footprint. We are evaluating the retail store and distribution facilities that will be closed, as well as the timing of such closures, however it is generally understood that closures will approximate the store’s lease termination date. We will incur additional impairment charges related to retail stores and distribution facilities, if they are closed prior to their lease termination dates. In addition, we could incur goodwill impairment charges for our Office Depot reporting unit, depending on the timing and extent of these closures.

Total cash restructuring costs related to the Optimize for Growth restructuring plan are estimated to be in the range of $185 million to $230 million, of which $25 million to $35 million are estimated to be termination benefits, which mainly consists of severance, $125 million to $150 million are facility closure costs which mainly relate to retail store and distribution facility closures, and $35 million to $45 million are other costs which include contract termination costs, and costs to facilitate the program. These cash expenditures will be funded with cash flows from operations. Non-cash restructuring costs related to the Optimize for Growth restructuring plan could include impairments, as described above, accelerated depreciation, and gains and losses on sale of retail store assets. These charges will be recorded as they become estimable or incurred.

RULE 10B5-1 TRADING PLANS

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The ODP Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The ODP Corporation and subsidiaries (the “Company”) as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended December 28, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.

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

February 26, 2025

REFERENCE TO THE PROXY STATEMENT

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers is set forth under the caption “Information About Our Executive Officers” within “Who Manages Our Business” of this Annual Report.

Information required by this item with respect to our directors and the nomination process will be contained under the headings “Election of Directors” and “Corporate Governance,” respectively, in the proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) within 120 days after the end of our fiscal year, which information is incorporated by reference in this Annual Report.

Information required by this item with respect to our audit committee and our audit committee financial experts will be contained in the Proxy Statement under the heading “Corporate Governance – Board and Committee Responsibilities” and is incorporated by reference in this Annual Report.

Our Code of Ethical Behavior is in compliance with applicable rules of the SEC that apply to our principal executive officer, our principal financial officers, and our principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethical Behavior is available free of charge on the “Investor Relations” section of our website, investor.theodpcorp.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethical Behavior by posting such information on our website at the address and location specified above.

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

SECURITIES TRADING POLICY

The Company has adopted an insider trading policy governing the purchase, sale, and/or other disposition of its securities by its directors, officers, employees, and other covered persons. The Company believes this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the exchange listing standards applicable to the Company. A copy of this policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

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

3.1	Amended and Restated Certificate of Incorporation of The ODP Corporation (Incorporated by reference from Exhibit 3.1 of The ODP Corporation’s Form 8-K12B, filed with the SEC on July 1, 2020).

3.2	Amended and Restated Bylaws of The ODP Corporation (Incorporated by reference from Exhibit 3.2 of The ODP Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2024).

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

10.34

Form of Fourth Amended and Restated Credit Agreement, dated as of May 9, 2024, among The ODP Corporation, ODP Investment, LLC, Office Depot, LLC, Grand & Toy Limited/Grand & Toy Limitée, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders referred to therein. (Incorporated by reference from Exhibit 10.1 of The ODP Corporation's Current Report on Form 8-K, filed with the SEC on May 9, 2024)

10.35	Form of Associate Non-Competition, Confidentiality and Non-Solicitation Agreement between the ODP Corporation and certain executives.

10.36	Form of Notice of Selection for Participation in Executive Change in Control Severance Plan.

19	The ODP Corporation Securities Trading Policy effective as of February 13, 2024.

21	List of The ODP Corporation’s Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.3	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for the Recovery of Erroneously Awarded Incentive Based Compensation.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February 2025.

THE ODP CORPORATION

By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 26, 2025.

Signature	Capacity

/s/ GERRY P. SMITH Gerry P. Smith	Chief Executive Officer (Principal Executive Officer), Director

/s/ MAX W. HOOD Max W. Hood	Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ ADAM HAGGARD Adam Haggard	Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

/s/ WENDY L. SCHOPPERT	Chairman, Board of Directors
Wendy L. Schoppert

/s/ QUINCY L. ALLEN	Director
Quincy L. Allen

/s/ KRISTIN A. CAMPBELL	Director
Kristin A. Campbell

/s/ CYNTHIA T. JAMISON	Director
Cynthia T. Jamison

/s/ EVAN LEVITT	Director
Evan Levitt

/s/ SHASHANK SAMANT	Director
Shashank Samant

/s/ AMY SCHIOLDAGER Amy Schioldager	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The ODP Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The ODP Corporation and subsidiaries (the “Company”) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended December 28, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Discontinued Operations — Refer to Note 16 to the financial statements

Critical Audit Matter Description

On April 24, 2024, the Company’s Board of Directors approved management’s commitment to plan to sell its Varis Division through a single disposal group. This disposition represented a strategic shift that had a major impact on the Company’s operations and financial results. On October 18, 2024, the Company completed the sale of 80.1% of the Company’s controlling share of equity in its Varis Division.

The Company determined the sale of Varis should be reported as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations (“ASC 205-20”). The Company has presented the Varis Division as discontinued operations for all periods presented in the financial statements. The loss from discontinued operations, net of taxes, was $109 million for the year ended December 28, 2024.

We identified the accounting and disclosure of the discontinued operations as a critical audit matter given the discontinued operations are material to the financial statements and the judgments made by management in its application of ASC 205-20, and the increased extent of auditor effort and judgment required to assess management’s identification, and accounting and presentation related to sale of the Varis Division.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed over the Company’s discontinued operations accounting and presentation related to the disposal of the Varis Division and determination of the loss on the sale included the following, among others:

•
We tested the effectiveness of internal controls over the Company’s discontinued operations assessment process, including controls related to management’s identification, segregation, and accounting and presentation related to the disposal, loss on sale, and the resulting entries made to the financial statements;
•
We reviewed the executed Stock Purchase Agreement, as well as the accompanying Transition Services Agreement, and assessed the accounting implications of the terms therein;
•
We assessed the impairment charges recognized to record the disposal group at its fair value less cost to sell;
•
We evaluated the application of ASC 205, including the balance sheet and income statement presentation of discontinued operations;
•
We tested the classification of amounts included in discontinued operations by agreeing such amounts to the Company’s historical accounting records;
•
We evaluated the Company’s disclosures relating to discontinued operations in the financial statements.

/s/ DELOITTE & TOUCHE LLP

Boca Raton, Florida

February 26, 2025

We have served as the Company's auditor since 1990.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	2024	2023	2022
Sales	$6,990	$7,823	$8,484
Cost of goods sold and occupancy costs	5,545	6,062	6,639
Gross profit	1,445	1,761	1,845
Selling, general and administrative expenses	1,272	1,410	1,486
Asset impairments	33	17	14
Merger, restructuring and other operating expenses, net	47	4	39
Legal matter monetization	(70)	—	—
Operating income	163	330	306
Other income (expense):
Interest income	9	10	5
Interest expense	(23)	(20)	(16)
Other income (expense), net	(3)	9	10
Income from continuing operations before income taxes	146	329	305
Income tax expense	40	82	79
Net income from continuing operations	106	247	226
Discontinued operations, net of tax	(109)	(108)	(60)
Net income (loss)	$(3)	$139	$166
Basic earnings (loss) per share
Continuing operations	$3.14	$6.43	$4.74
Discontinued operations	(3.22)	(2.82)	(1.26)
Net basic earnings (loss) per share	$(0.08)	$3.61	$3.48
Diluted earnings (loss) per share
Continuing operations	$3.08	$6.22	$4.59
Discontinued operations	(3.16)	(2.72)	(1.22)
Net diluted earnings (loss) per share	$(0.08)	$3.50	$3.37

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	2024	2023	2022
Net income (loss)	$(3)	$139	$166
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	(7)	8	(12)
Change in deferred pension, net of $(1) million, $2 million and $(3) million of deferred income taxes in 2024, 2023 and 2022, respectively	(3)	(45)	(59)
Total other comprehensive loss, net of tax, where applicable	(10)	(37)	(71)
Comprehensive income (loss)	$(13)	$102	$95

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	December 28,	December 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$166	$381
Receivables, net	466	485
Inventories	770	765
Prepaid expenses and other current assets	30	28
Current assets held for sale	6	80
Total current assets	1,438	1,739
Property and equipment, net	299	297
Operating lease right-of-use assets	954	983
Goodwill	411	403
Other intangible assets, net	48	45
Deferred income taxes	102	142
Other assets	277	278
Total assets	$3,529	$3,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$697	$755
Accrued expenses and other current liabilities	835	915
Income taxes payable	2	6
Short-term borrowings and current maturities of long-term debt	9	9
Current liabilities held for sale	—	12
Total current liabilities	1,543	1,697
Deferred income taxes and other long-term liabilities	116	120
Pension and postretirement obligations, net	14	15
Long-term debt, net of current maturities	270	165
Operating lease liabilities, net of current portion	779	789
Total liabilities	2,722	2,786
Contingencies (Note 15)
Stockholders’ equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 67,414,115 at December 28, 2024, and 66,700,292 at December 30, 2023; outstanding shares — 29,814,959 at December 28, 2024, and 36,959,377 at December 30, 2023	1	1
Additional paid-in capital	2,771	2,752
Accumulated other comprehensive loss	(124)	(114)
Accumulated deficit	(315)	(312)
Treasury stock, at cost — 37,599,156 shares at December 28, 2024, and 29,740,915 shares at December 30, 2023	(1,526)	(1,226)
Total stockholders’ equity	807	1,101
Total liabilities and stockholders’ equity	$3,529	$3,887

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(3)	$139	$166
Loss from discontinued operations, net of tax	(109)	(108)	(60)
Net income from continuing operations	106	247	226
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97	99	118
Amortization of debt discount and issuance costs	2	2	2
Charges for losses on receivables and inventories	23	28	19
Asset impairments	33	17	14
Gain on disposition of assets, net	(1)	(4)	(4)
Compensation expense for share-based payments	32	29	35
Deferred income taxes and deferred tax asset valuation allowances	38	40	40
Changes in assets and liabilities:
Decrease (increase) in receivables	19	42	(42)
Decrease (increase) in inventories	(24)	47	13
Net decrease in prepaid expenses, operating lease right-of-use assets, and other assets	240	276	282
Net increase in trade accounts payable, accrued expenses, operating lease liabilities, and other current and other long-term liabilities	(406)	(462)	(452)
Other operating activities	—	(1)	—
Total adjustments	53	113	25
Net cash provided by operating activities of continuing operations	159	360	251
Net cash used in operating activities of discontinued operations	(29)	(29)	(14)
Net cash provided by operating activities	130	331	237
Cash flows from investing activities:
Capital expenditures	(98)	(81)	(55)
Businesses acquired, net of cash acquired	(11)	(16)	—
Proceeds from disposition of assets	3	109	8
Settlement of company-owned life insurance policies	4	5	5
Net cash provided by (used in) investing activities of continuing operations	(102)	17	(42)
Net cash provided by (used in) investing activities of discontinued operations	(24)	(19)	32
Net cash used in investing activities	(126)	(2)	(10)
Cash flows from financing activities:
Payments on credit facilities and debt retirement	(608)	(204)	(43)
Borrowings under credit facilities	715	200	—
Net payments on other long and short-term borrowings	(11)	(15)	(21)
Share purchases for taxes, net of proceeds from employee share-based transactions	(15)	(26)	(20)
Repurchase of common stock for treasury and advance payment for accelerated share repurchase	(300)	(295)	(266)
Other financing activities	(6)	—	(5)
Net cash used in financing activities of continuing operations	(225)	(340)	(355)
Net cash used in financing activities of discontinued operations	—	—	—
Net cash used in financing activities	(225)	(340)	(355)
Effect of exchange rate changes on cash and cash equivalents	(3)	2	(5)
Net decrease in cash, cash equivalents and restricted cash	(224)	(9)	(133)
Cash, cash equivalents and restricted cash at beginning of period	395	404	537
Cash, cash equivalents and restricted cash at end of period	171	395	404
Less: cash and cash equivalents of discontinued operations	—	—	—
Cash, cash equivalents and restricted cash at end of period — continuing operations	$171	$395	$404
Supplemental information on operating, investing, and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$250	$375	$228
Cash taxes paid (refunded), net	(8)	35	17
Right-of-use assets obtained in exchange for new finance lease liabilities	9	7	4
Cash interest paid, net of amounts capitalized and non-recourse debt	19	16	16
Transfer from additional paid-in capital to treasury stock for final settlement of the accelerated share repurchase agreement	—	—	29

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

THE ODP CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 25, 2021	64,704,979	$1	$2,692	$(6)	$(617)	$(632)	$1,438
Net income	—	—	—	—	166	—	166
Other comprehensive loss	—	—	—	(71)	—	—	(71)
Exercise and release of incentive stock (including income tax benefits and withholding)	931,036	—	(20)	—	—	—	(20)
Amortization of long-term incentive stock grants	—	—	40	—	—	—	40
Final settlement of the accelerated share repurchase agreement	—	—	29	—	—	(29)	—
Repurchase of common stock	—	—	—	—	—	(266)	(266)
Other	—	—	1	—	—	(1)	—
Balance at December 31, 2022	65,636,015	1	2,742	(77)	(451)	(928)	1,287
Net income	—	—	—	—	139	—	139
Other comprehensive loss	—	—	—	(37)	—	—	(37)
Exercise and release of incentive stock (including income tax benefits and withholding)	1,064,277	—	(26)	—	—	—	(26)
Amortization of long-term incentive stock grants	—	—	36	—	—	—	36
Repurchase of common stock	—	—	—	—	—	(298)	(298)
Balance at December 30, 2023	66,700,292	1	2,752	(114)	(312)	(1,226)	1,101
Net loss	—	—	—	—	(3)	—	(3)
Other comprehensive loss	—	—	—	(10)	—	—	(10)
Exercise and release of incentive stock (including income tax benefits and withholding)	713,823	—	(15)	—	—	—	(15)
Amortization of long-term incentive stock grants	—	—	33	—	—	—	33
Repurchase of common stock	—	—	—	—	—	(300)	(300)
Other	—	—	1	—	—	—	1
Balance at December 28, 2024	67,414,115	$1	$2,771	$(124)	$(315)	$(1,526)	$807

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

The Company has three reportable segments (or “Divisions”): ODP Business Solutions Division, Office Depot Division, and Veyer Division. Refer to Note 4 for additional information.

The Company’s Varis Division was sold through a single disposal group on October 18, 2024. The Company has reclassified the financial results of the Varis Division to discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. The Company also reclassified the related assets and liabilities as current assets and liabilities held for sale on the accompanying Consolidated Balance Sheet as of December 30, 2023. Cash flows from the Company’s discontinued operations are presented as such in the Consolidated Statements of Cash Flows for all periods. The Company’s CompuCom Division was sold through a single disposal group on December 31, 2021. Financial results of activity related to that business is also presented as discontinued operations. Refer to Note 16 for additional information.

Fiscal Year: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Fiscal year 2024 had 52 weeks and ended on December 28, 2024. Fiscal year 2023 had 52 weeks and ended on December 30, 2023. Fiscal year 2022 had 53 weeks and ended on December 31, 2022. Certain subsidiaries operate on a calendar year basis; however, the reporting difference did not have a material impact in any period presented.

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

Amounts not yet presented for payment to zero balance disbursement accounts of $16 million and $13 million at December 28, 2024 and December 30, 2023, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

At December 28, 2024 and December 30, 2023, cash and cash equivalents held outside the United States amounted to $55 million and $106 million, respectively. In 2024, the Company repatriated $25 million cash that was held in Canada, for a cost of $1 million.

The Company has certain ongoing pension obligations related to its frozen defined benefit pension plan in the United Kingdom (“UK”). Restricted cash consists primarily of cash in bank committed to fund UK pension obligations based on the agreements that govern the UK pension plan. Restricted cash is valued at cost, which approximates fair value. Restricted cash was $5 million and $3 million at December 28, 2024 and December 30, 2023, respectively, and is presented in Other assets.

In addition, $10 million of cash at December 30, 2023 relates to the Varis Division and is presented in Current assets held for sale.

Receivables: Trade receivables totaled $335 million and $367 million at December 28, 2024 and December 30, 2023, respectively, net of an allowance for doubtful accounts of $8 million and $12 million, respectively, to reduce receivables to an amount expected to be collectible from customers.

Exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the United States or internationally. No single customer accounted for more than 10% of total sales or receivables in 2024, 2023 or 2022. Other receivables were $131 million and $118 million at December 28, 2024 and December 30, 2023, respectively, of which $76 million and $77 million, respectively, are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs.

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

Impairment of Long-Lived Assets: Long-lived assets with identifiable cash flows are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Retail store long-lived assets are regularly reviewed for impairment indicators. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage, and any costs of disposition, and allocated to the asset groups at the store level based on their relative fair values. The fair value is generally estimated using a discounted cash flow analysis that is corroborated by market data such as independent real estate valuation opinions.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued Expenses and Other Current Liabilities: The major components of Accrued expenses and other current liabilities in the Consolidated Balance Sheets are tax liabilities, payroll and benefit accruals, customer rebates accruals, inventory receipts accruals and current portion of operating lease liabilities. Accrued payroll and benefits were $87 million and $121 million at December 28, 2024 and December 30, 2023, respectively.

Vendor Financing Programs: The Company maintains financing agreements with third-party financial institutions through which its vendors, at their sole discretion, may elect to sell their receivables due from the Company to the third-party financial institutions at terms negotiated amongst them. The Company’s obligations for applicable vendor invoices, including amounts due and scheduled payment terms, are not changed, and payments related to these obligations are remitted to third-party financial institutions instead of vendors. The Company does not pledge any assets or provide any guarantees to any third party in connection with these financing arrangements. These arrangements have no cost to the Company and do not impact its profitability or working capital. The outstanding amounts due to the third-party financial institutions related to vendors participating in these financing arrangements were $24 million at December 28, 2024 and $19 million at December 30, 2023, respectively, and were included within Accounts payable in the Consolidated Balance Sheets.

Activity for each of the periods presented was as follows:

(In millions)	2024	2023
Beginning balance	$19	$38
Additions	141	111
Settlements	(136)	(130)
Ending balance	$24	$19

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

Furniture and other products such as desks, seating, luggage, gift cards and warranties, as well as supply chain services; and

Copy and print services, including managed print and fulfillment services.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company sells its supplies, furniture and other products through its ODP Business Solutions and Office Depot Divisions. Supply chain services are provided through its Veyer Division. Customers can purchase products through the Company’s call centers, electronically through its Internet websites, or through its retail stores. Revenues from supplies, technology, and furniture and other product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer.

Furniture also includes arrangements where customers can make special furniture interior design and installation orders that are customized to their needs. The performance obligations related to these arrangements are satisfied over time. The performance obligations related to supply chain services are also satisfied over time.

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

Significant Judgments

Revenue is recognized upon transfer of control of promised products or services to customers for an amount that reflects the consideration the Company is entitled to receive in exchange for those products or services. For product sales, transfer of control occurs at a point in time, typically upon delivery to the customer. For service offerings, the transfer of control and satisfaction of the performance obligation is either over time or at a point in time. Substantially all of the Company’s revenue is recognized at a point in time. When performance obligations are satisfied over time, the Company evaluates the pattern of delivery and progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Revenue is recognized net of allowance for returns and net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling costs are considered fulfillment activities and are recognized within the Company’s cost of goods sold.

Contracts with customers could include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining the standalone selling price also requires judgment. The Company did not have significant revenues generated from such contracts in 2024, 2023 and 2022.

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

The Company offers a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty rewards are accounted for as a separate performance obligation and deferred revenue is recorded in the amount of the transaction price allocated to the rewards, inclusive of the impact of estimated breakage. The estimated breakage of loyalty rewards is based on historical redemption rates experienced under the loyalty program. Revenue is recognized when the loyalty rewards are redeemed or expire. As of December 28, 2024 and December 30, 2023, the Company had $7 million and $6 million, respectively, of deferred revenue related to the loyalty program, which is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company recognizes revenue in certain circumstances before product delivery occurs (commonly referred to as bill-and-hold transactions). Revenue from bill-and-hold transactions is recognized when all specific requirements for transfer of control under a bill-and-hold arrangement have been met which include, among other things, a request from the customer that the product be held for future scheduled delivery. For these bill-and-hold arrangements, the associated product inventory is identified separately as belonging to the customer and is ready for physical transfer. Bill-and-hold arrangements were immaterial in 2024.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	December 28,	December 30,
(In millions)	2024	2023
Trade receivables, net	$335	$367
Short-term contract assets	4	4
Long-term contract assets	4	1
Short-term contract liabilities	26	29

In 2024 and 2023, the Company did not have any contract assets related to conditional rights. The Company recognized revenues of $13 million and $21 million in 2024 and 2023, respectively, which were included in the short-term contract liability balance at the beginning of the period. There were no contract assets and liabilities that were recognized in 2024 or 2023 as a result of business combinations. There were no significant adjustments to revenue from performance obligations satisfied in previous periods and there were no contract assets recognized at the beginning of the period that transferred to receivables in 2024 and 2023.

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

Costs to Obtain a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain rebate incentive programs meet the requirements to be capitalized. These costs are periodically reviewed for impairment and are amortized on a straight-line basis over the expected period of benefit. As of December 28, 2024 and December 30, 2023, short-term contract assets and long-term contract assets in the table above represent capitalized acquisition costs. In 2024, 2023 and 2022, amortization expense was $10 million, $12 million and $20 million, respectively. The Company had no asset impairment charges related to contract assets in the periods presented herein.

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

advertising;

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Legal matter monetization: Legal matter monetization in the Consolidated Statement of Operations relates to legal matter monetization where the Company is engaged in legal proceedings as a plaintiff. The Company received $70 million of income in 2024.

Advertising: Advertising expenses are charged to Selling, general and administrative expenses when incurred. Advertising expenses recognized were $108 million in 2024, $128 million in 2023 and $130 million in 2022. Prepaid advertising expenses were $1 million as of December 28, 2024 and $2 million as of December 30, 2023.

Share-Based Compensation: Compensation expense for all share-based awards expected to vest is measured at fair value on the date of grant and recognized on a straight-line basis over the related service period. The fair value of restricted stock and restricted stock units, including performance-based awards, is determined based on the Company’s stock price on the date of grant. The fair value of stock options is determined using the Black-Scholes option pricing model on the date of grant. Share-based awards with market conditions, such as total shareholder return, are valued using a Monte Carlo simulation as measured on the grant date. Share-based awards that are settled in cash are classified as liabilities and are measured to fair value at each reporting date. Compensation expense for all share-based awards is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Pension and Other Postretirement Benefits: The Company sponsors certain closed U.S. and UK defined benefit pension plans, certain closed U.S. retiree medical benefit and life insurance plans, as well as a Canadian retiree medical benefit plan open to certain employees.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Leasing Arrangements: The Company conducts a substantial portion of its business in leased properties. The Company first determines whether an arrangement is a lease at inception. Once that determination is made, leasing arrangements are presented in the Consolidated Balance Sheets as follows:

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

NEW ACCOUNTING STANDARDS

Standards that are not yet adopted:

Income Taxes: In December 2023, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that enhances the transparency and decision usefulness of income tax disclosures by adding effects from state and local taxes, foreign tax, changes in tax laws or rates in current period, cross-border tax laws, tax credits, valuation allowances, nontaxable and nondeductible items, and unrecognized tax benefits. This update will also require separate disclosure for any reconciling items. This accounting update is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will have a material impact on its Consolidated Financial Statements.

Income Statement: In November 2024, the FASB issued an accounting standard update that modified the disclosure requirements for all public entities related to disaggregation of income statement expenses. The update will require more detailed information to be disclosed about the types of expenses in commonly presented expense captions such as cost of sales and selling, general and

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

administrative expenses. This accounting update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will have a material impact on its Consolidated Financial Statements.

Standards that were adopted:

Segment Reporting: In November 2023, the FASB issued an accounting standard update that modified the disclosure requirements for all public entities that are required to report segment information. The update will change the reporting of segments by adding significant segment expenses, other segment items, title and position of chief operating decision maker and how they use the reported measures to make decisions. The update also requires all annual disclosures about reportable segment’s profit or loss and assets in interim periods. The Company adopted the standard for fiscal year of 2024, and provided the additional required segment information in Note 4. The adoption of the standard did not have an impact on the Company’s Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows.

NOTE 2. ACQUISITIONS

Since 2017, the Company has been acquiring profitable regional office supply distribution businesses to expand its reach and distribution network into geographic areas that were previously underserved. In 2024, the Company acquired a small independent regional office supply distribution business in Canada. The Company’s strategy has been to acquire businesses with purchase prices generally ranging from $5 million to $15 million, which were individually insignificant to the Company. The business acquired was consistent with acquisitions of similar sized businesses in the past and the acquisition was primarily funded with cash on hand.

The acquisition was treated as a purchase in accordance with ASC 805, Business Combinations (“ASC 805”) which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction including goodwill and other intangible assets. The Company has performed a preliminary purchase price allocation of the aggregate purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The preliminary purchase price allocation for the acquired office supply distribution business includes $7 million of customer relationship intangible assets and $9 million of goodwill. An immaterial amount of the aggregate purchase price was allocated to working capital accounts. These assets and liabilities are included in the Consolidated Balance Sheet as of December 28, 2024. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value to allocate the purchase price. The operating results of the acquired business are combined with the Company’s operating results subsequent to the purchase date and are included in the ODP Business Solutions Division, as described in Note 4. Certain disclosures set forth under ASC 805, including supplemental pro forma financial information, are not disclosed because the operating results of the acquired business is not material to the Company.

Under the business combinations accounting guidance, merger and integration costs are not included as components of consideration transferred. Instead, they are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger, restructuring and other operating expenses, net on a separate line in the Consolidated Statements of Operations. Refer to Note 3 for additional information about the merger, restructuring and other operating expenses incurred in 2024.

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

(In millions)	2024	2023	2022
Merger and transaction related expenses
Transaction and integration	$(1)	$—	$(7)
Total Merger and transaction related expenses	(1)	—	(7)
Restructuring expenses
Severance	23	1	(13)
Professional fees	15	—	—
Facility closure, contract termination, and other expenses, net	10	3	5
Total Restructuring expenses, net	48	4	(8)
Other operating expenses
Professional fees	—	—	54
Total Other operating expenses	—	—	54
Total Merger, restructuring and other operating expenses, net	$47	$4	$39

MERGER AND TRANSACTION RELATED EXPENSES

Transaction and integration expenses include legal, accounting, and other third-party expenses incurred in connection with acquisitions. In 2024, the Company recognized transactions and integration expenses of $1 million related to the acquisition of the small independent regional office supply distribution business in Canada, and reversed a $2 million earnout payment accrual related to a prior acquisition. In 2023, the Company recognized transactions and integration expenses of less than $1 million related to the acquisition of the two small independent regional office supply distribution businesses in the U.S. In 2022, the Company recognized $7 million income related to earn-out adjustment on the acquisition of BuyerQuest Holdings, Inc. The Company did not incur any additional transaction and integration expenses in 2022.

RESTRUCTURING EXPENSES

Project Core

In March 2024, the Company’s Board of Directors approved a restructuring plan to redesign its company-wide low-cost business model approach and create further efficiencies in its business to lower costs (“Project Core”). This was driven by a need to significantly reduce costs due to macroeconomic and other factors impacting the Company’s sales, as well as insights gained following the first year of operations of realignment of its operating segments into four divisions. The scope of Project Core was approved in two phases, in March 2024 and April 2024, and includes cost improvement actions across the entire enterprise, including the Varis Division, which is presented as discontinued operations beginning in the second quarter of 2024. It aims to optimize the Company’s organizational structure to support future growth of the business. Project Core is expected to be completed in 2025, with the majority of actions taken in 2024. Total restructuring costs related to Project Core are estimated to be up to $57 million, of which $35 million are estimated to be termination benefits, which mainly consists of severance, and $22 million are estimated to be costs to facilitate the program, which consists of third-party professional fees, and other incremental employee-related costs to implement actions. All costs of Project Core are expected to be cash expenditures.

In 2024, the Company incurred $44 million of restructuring costs associated with Project Core. Of these costs, $24 million was severance and $20 million were costs to facilitate the program, which mainly consisted of third-party professional fees. In addition, in 2024, the Company incurred $8 million of severance expenses related to the Varis Division, which are presented in discontinued operations and excluded from the table above.

The Company made cash payments of $44 million associated with expenditures for Project Core in 2024. Of these cash payments, $8 million were related to the Varis Division.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maximize B2B Restructuring Plan

Since the inception of the Maximize B2B Restructuring Plan in May 2020 through its completion in December 2024, the Company has closed a total of 340 retail stores and two distribution facilities under this plan, of which 43 retail stores were closed in 2024. The Company incurred a total of $89 million in restructuring expenses to implement the Maximize B2B Restructuring Plan, of which $77 million were cash expenditures. In 2024, the Company incurred $4 million restructuring costs associated with the Maximize B2B Restructuring Plan, and made cash payments of $7 million associated with these expenditures.

OTHER OPERATING EXPENSES

Other operating expenses represent costs incurred that are incremental to those related to running the Company’s core operations, which are presented within Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company did not incur any other operating expenses in 2024 and 2023. In 2022, the Company incurred $33 million in third-party professional fees associated with the previously planned separation of its consumer business and $21 million in third-party professional fees associated with the re-alignment of its operations into four Divisions.

MERGER AND RESTRUCTURING ACCRUALS

The activity in the merger and restructuring accruals in 2024 and 2023 is presented in the table below. Certain merger and restructuring charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

(In millions)	Beginning Balance	Charges Incurred	Cash Payments	Ending Balance
2024
Termination benefits:
Project Core	$—	$24	$(17)	$7
Maximize B2B Restructuring Plan	2	(1)	(1)	—
Lease and contract obligations, accruals for facilities closures and other costs:
Project Core	—	15	(15)	—
Maximize B2B Restructuring Plan	3	5	(6)	2
Comprehensive Business Review	1	(1)	—	—
Total	$6	$42	$(39)	$9
2023
Termination benefits:
Maximize B2B Restructuring Plan	$5	$—	$(3)	$2
Lease and contract obligations, accruals for facilities closures and other costs:
Maximize B2B Restructuring Plan	4	5	(6)	3
Comprehensive Business Review	1	—	—	1
Previously planned separation of consumer business and re-alignment	2	—	(2)	—
Total	$12	$5	$(11)	$6

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, in the Consolidated Balance Sheets.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. SEGMENT INFORMATION

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM uses sales and operating income (which includes certain shared service cost allocations directly attributable to each of the segments) for each reportable segment. The CODM uses this information in the annual forecasting process, as well as on a periodic basis when evaluating actual segment performance against forecast, and making decisions about allocating operating and capital resources. The decisions to allocate resources include the Company’s pricing strategy, acquisitions, divestitures, investments in technology and other capital assets, and workforce levels, among others.

At December 28, 2024, the Company had three reportable segments:

ODP Business Solutions Division – The Company’s leading B2B distribution solutions provider serving small, medium, and enterprise level companies, including those in the public and education sectors. This segment operates in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. The ODP Business Solutions Division sells nationally branded, as well as the Company’s private branded, office supply and adjacency products and services to customers, who are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites. Adjacency products and services include cleaning, janitorial and breakroom supplies, office furniture, technology products, and copy and print services. Starting in 2025, ODP BSD expanded its hospitality supplies categories within its adjacency products. This segment also includes our Federation entities, which are over 20 regional office supply distribution businesses acquired by the Company as part of its transformation to expand its reach and distribution network into geographic areas that were previously underserved, and which continue to operate under their own brand names. The acquisition of these businesses has allowed for an effective and accretive means to expand our distribution reach, target new business customers, and grow our offerings beyond traditional office supplies.

Office Depot Division – The Company’s leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 869 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). The Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offering business services including copying, printing, digital imaging, mailing, shipping and technology support services. In addition, the print needs for retail and business customers are facilitated through the Company’s regional print production centers.

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

On April 24, 2024, management obtained the Board of Directors’ approval and committed to a plan to sell its Varis Division through a single disposal group. The Varis Division was the Company’s tech-enabled B2B indirect procurement marketplace, which provided a seamless way for buyers and suppliers to transact through the platform’s consumer-like buying experience, advanced spend management tools, network of suppliers, and technology capabilities. The Varis Division disposal group met the accounting criteria to be classified as held for sale as of April 2024 and is presented as discontinued operations beginning in the second quarter of 2024. On October 18, 2024, the Company sold its Varis Division to an affiliate of Arising Ventures, while retaining a minority interest of 19.9% after the sale. Refer to Note 16 for additional information.

Division operating income represents segment profit and is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Divisions, including asset impairments and merger, restructuring and other operating expenses, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents sales and operating income by each of the Divisions, reconciled to consolidated sales and income from continuing operations before income taxes. The table also includes significant expenses of the Divisions:

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Total
2024
Sales (external)	$3,578	$3,358	$54	$6,990
Sales (internal)	9	30	4,668	4,707
Total sales	$3,587	$3,388	$4,722	$11,697

Reconciliation of revenue
Elimination of intersegment revenues				(4,707)
Total consolidated revenues				$6,990

Less:
Cost of goods (and occupancy costs)	3,080	2,544	4,628
Selling, general and administrative expenses	395	723	72
Division operating income	$112	$121	$22	$255

Reconciliation of segment profit (loss)
Less unallocated amounts:
Selling, general and administrative expenses				82
Asset impairments				33
Merger, restructuring and other operating expenses, net				47
Legal matter monetization				(70)
Other expense				17
Income from continuing operations before income taxes				$146

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Total
2023
Sales (external)	$3,904	$3,884	$35	$7,823
Sales (internal)	13	34	5,253	5,300
Total sales	$3,917	$3,918	$5,288	$13,123

Reconciliation of revenue
Elimination of intersegment revenues				(5,300)
Total consolidated revenues				$7,823

Less:
Cost of goods (and occupancy costs)	3,310	2,881	5,171
Selling, general and administrative expenses	433	807	83
Division operating income	$174	$230	$34	$438

Reconciliation of segment profit (loss)
Less unallocated amounts:
Selling, general and administrative expenses				87
Asset impairments				17
Merger, restructuring and other operating expenses, net				4
Other expense				1
Income from continuing operations before income taxes				$329

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Total
2022
Sales (external)	$4,005	$4,451	$28	$8,484
Sales (internal)	19	36	5,855	5,910
Total sales	$4,024	$4,487	$5,883	$14,394

Reconciliation of revenue
Elimination of intersegment revenues				(5,910)
Total consolidated revenues				$8,484

Less:
Cost of goods (and occupancy costs)	3,453	3,318	5,778
Selling, general and administrative expenses	431	884	77
Division operating income	$140	$285	$28	$453

Reconciliation of segment profit (loss)
Less unallocated amounts:
Selling, general and administrative expenses				94
Asset impairments				14
Merger, restructuring and other operating expenses, net				39
Other expense				1
Income from continuing operations before income taxes				$305

The following table provides information about disaggregated sales by major categories:

(In millions)	2024	2023	2022
Major sales categories
Supplies	$3,451	$3,899	$4,144
Technology	1,928	2,171	2,454
Furniture and other	991	1,102	1,255
Copy and print	620	651	631
Total	$6,990	$7,823	$8,484

The following table provides information about other significant balances by each of the Divisions, reconciled to consolidated totals:

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Corporate and Discontinued Operations*	Consolidated Total
2024
Capital expenditures	$8	$24	$30	$36	$98
Depreciation and amortization	19	41	33	4	97
Assets	686	1,197	1,101	545	3,529

2023
Capital expenditures	10	20	21	30	81
Depreciation and amortization	17	44	35	3	99
Assets	768	1,556	1,076	487	3,887

2022
Capital expenditures	5	14	20	16	55
Depreciation and amortization	21	56	37	4	118
Assets	749	1,553	993	854	4,149

*Amounts included in “Corporate and Discontinued Operations” consist of (i) assets (including all cash and cash equivalents) and depreciation related to corporate activities of continuing operations, and (ii) $74 million of assets at December 30, 2023, related to discontinued operations.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. INCOME TAXES

The components of income from continuing operations before income taxes consisted of the following:

(In millions)	2024	2023	2022
United States	$127	$305	$289
Foreign	19	24	16
Total income from continuing operations before income taxes	$146	$329	$305

The income tax expense related to income from continuing operations consisted of the following:

(In millions)	2024	2023	2022
Current:
Federal	$3	$31	$38
State	(5)	—	(1)
Foreign	2	10	7
Deferred:
Federal	33	32	27
State	8	7	10
Foreign	(1)	2	(2)
Total income tax expense	$40	$82	$79

The following is a reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes:

(In millions)	2024	2023	2022
Federal tax computed at the statutory rate	$31	$69	$64
State taxes, net of federal benefit	6	16	13
Foreign income taxed at rates other than federal	2	3	2
Increase in valuation allowance	5	—	—
Other non-deductible expenses and settlements	3	4	4
FIN 48 adjustments	(2)	4	(2)
Non-taxable income and additional deductible expenses	(2)	(2)	(1)
Impact of stock compensation windfall	(2)	(5)	(3)
State NOL expirations (additions)	—	(1)	2
Tax credits	(5)	(8)	—
Reduction of capital loss carryback	—	3	—
Other items, net	4	(1)	—
Income tax expense	$40	$82	$79

During 2024 and 2023, the mix of income and losses across jurisdictions, although still applicable, has become less of a factor in influencing the Company’s effective tax rates due to limited international operations. The Company’s effective tax rates were 27%, 25% and 26% in 2024, 2023 and 2022, respectively. In 2024, the Company’s effective tax rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards, the settlement of an uncertain tax position for less than the reserve, and the recognition of 2020 Research and Development tax credits, offset by additional valuation allowance on state NOLs. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate for 2024 to differ from the statutory rate of 21%. The Company’s effective tax rate for prior periods was impacted by the recognition of a tax windfall associated with stock-based compensation awards, recognition of 2022 and 2023 Research and Development tax credits, certain nondeductible items, and the mix of income and losses across U.S. and non-U.S. jurisdictions. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company operates in several foreign jurisdictions with income tax rates that differ from the U.S. federal statutory rate, which resulted in an expense for 2024 presented in the effective tax rate reconciliation. Significant foreign tax jurisdictions for which the Company realized such expense are Canada and Puerto Rico.

The components of deferred income tax assets and liabilities consisted of the following:

	December 28,	December 30,
(In millions)	2024	2023
U.S. and foreign loss carryforwards	$227	$272
Operating lease right-of-use assets	268	259
Pension and other accrued compensation	11	19
Accruals for facility closings	1	1
Inventory	7	10
Self-insurance accruals	1	12
Deferred revenue	6	7
U.S. and foreign income tax credit carryforwards	8	6
Allowance for bad debts	3	5
Accrued expenses	12	13
Basis difference in fixed assets	42	44
Internally developed software	5	—
Gross deferred tax assets	591	648
Valuation allowance	(227)	(244)
Deferred tax assets	364	404
Operating lease liabilities	248	243
Intangibles	13	16
Undistributed foreign earnings	5	7
Deferred tax liabilities	266	266
Net deferred tax assets	$98	$138

As of December 28, 2024, and December 30, 2023, deferred income tax liabilities of $4 million and $4 million, respectively, are included in deferred income taxes and other long-term liabilities.

As of December 28, 2024, the Company has utilized all of its U.S. federal net operating loss (“NOL”) carryforwards. The Company has $217 million of foreign and $564 million of state NOL carryforwards. Of the state NOL carryforwards, $11 million will expire in 2025 and the remaining balance will expire between 2026 and 2042. In 2022, the Company recognized a capital loss on the sale of CompuCom of $841 million, $94 million of which will be carried back to 2020 and 2021 resulting in an expected federal refund of $20 million. The remaining capital loss carryforward of $747 million will be offset by a valuation allowance until such time as the Company is able to utilize the losses.

Additionally, the Company has $5 million of U.S. federal tax credit carryforwards, which expire in 2025, and $3 million of state tax credit carryforwards which can be carried forward indefinitely.

As of December 28, 2024, the Company has not triggered an “ownership change” as defined in Internal Revenue Code Section 382 or other similar provisions that would limit the use of NOL and tax credit carryforwards. However, if the Company were to experience an ownership change in future periods, its deferred tax assets and income tax expense may be negatively impacted. Deferred income taxes have been provided on all undistributed earnings of foreign subsidiaries.

The following summarizes the activity related to valuation allowances for deferred tax assets:

(In millions)	2024	2023	2022
Beginning balance	$244	$266	$93
Additions, charged to expense	5	—	184
Reductions	(22)	(22)	(11)
Ending balance	$227	$244	$266

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s valuation allowance increased in 2022 due to the valuation allowance related to the capital loss on the sale of CompuCom, decreased during 2023 due to the expiration of certain credits for which a valuation allowance had been established, and decreased in 2024 due to the Company’s exit from Luxembourg and additional valuation allowance on certain state NOLs due to a shift in income. As of December 28, 2024, the Company continues to have a U.S. valuation allowance for certain U.S. federal credits and certain state tax attributes, which relate to deferred tax assets that require either certain types of income or for income to be earned in certain jurisdictions in order to be realized. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods. Changes in pretax income projections could impact this evaluation in future periods.

The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2024	2023	2022
Beginning balance	$16	$10	$13
Increase (decrease) related to prior year tax positions	(4)	6	(3)
Ending balance	$12	$16	$10

Included in the balance of $12 million at December 28, 2024, is $11 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The other $1 million primarily results from tax positions that, if sustained, would be offset by changes in deferred tax assets. During 2024, the Company decreased the unrecognized tax benefits by $4 million related to the settlement of tax audits. It is anticipated that $2 million of tax positions will be resolved within the next 12 months. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made at this time.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. The Company recognized immaterial interest and penalty expense in 2024, 2023 and 2022. The Company had $4 million accrued for the payment of interest and penalties as of December 28, 2024.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years before 2020 and 2017, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal income tax examination and with few exceptions, is no longer subject to U.S. state and local income tax examinations for years before 2017. The U.S. federal income tax returns for 2021 through 2023 are currently under review. Generally, the Company is subject to routine examination for years 2017 and forward in its international tax jurisdictions.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. EARNINGS (LOSS) PER SHARE

The following table presents the calculation of net earnings (loss) per common share – basic and diluted:

(In millions, except per share amounts)	2024	2023	2022
Basic Earnings (Loss) Per Share
Numerator:
Net income from continuing operations	$106	$247	$226
Loss from discontinued operations, net of tax	(109)	(108)	(60)
Net income (loss)	$(3)	$139	$166
Denominator:
Weighted-average shares outstanding	34	39	48
Basic earnings (loss) per share:
Continuing operations	$3.14	$6.43	$4.74
Discontinued operations	(3.22)	(2.82)	(1.26)
Net basic earnings (loss) per share	$(0.08)	$3.61	$3.48
Diluted Earnings (Loss) Per Share
Numerator:
Net income from continuing operations	$106	$247	$226
Loss from discontinued operations, net of tax	(109)	(108)	(60)
Net income (loss)	$(3)	$139	$166
Denominator:
Weighted-average shares outstanding	34	39	48
Effect of dilutive securities:
Stock options and restricted stock	1	1	1
Diluted weighted-average shares outstanding	35	40	49
Diluted earnings (loss) per share
Continuing operations	$3.08	$6.22	$4.59
Discontinued operations	(3.16)	(2.72)	(1.22)
Net diluted earnings (loss) per share	$(0.08)	$3.50	$3.37

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were less than one million for each of the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 28,	December 30,
(In millions)	2024	2023
Land	$17	$18
Buildings	65	68
Computer software	755	712
Leasehold improvements	542	571
Furniture, fixtures and equipment	750	760
Construction in progress	29	22
	2,158	2,151
Less accumulated depreciation	(1,859)	(1,854)
Total	$299	$297

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The above table of property and equipment includes assets held under finance leases as follows:

	December 28,	December 30,
(In millions)	2024	2023
Buildings	$7	$7
Furniture, fixtures and equipment	146	142
	153	149
Less accumulated depreciation	(130)	(124)
Total	$23	$25

Depreciation expense was $38 million in 2024, $61 million in 2023 and $72 million in 2022.

Included in computer software and construction in progress above are capitalized software costs of $778 million and $730 million at December 28, 2024 and December 30, 2023, respectively. The unamortized amounts of the capitalized software costs are $132 million and $119 million at December 28, 2024 and December 30, 2023, respectively. Amortization of capitalized software costs totaled $55 million, $35 million and $40 million in 2024, 2023 and 2022, respectively. Software development costs that do not meet the criteria for capitalization are expensed as incurred.

Estimated future amortization expense related to capitalized software at December 28, 2024 is as follows:

(In millions)
2025	$42
2026	36
2027	26
2028	17
2029	9
Thereafter	2

The weighted average remaining amortization period for capitalized software is three years.

Assets Held for Sale

The Company’s assets held for sale as of December 28, 2024 consisted of a $6 million land asset. The Company’s assets held for sale of $80 million as of December 30, 2023 consisted of $74 million related to the Varis Division and a $6 million land asset.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The components of goodwill by segment were as follows:

(In millions)	Balance as of December 30, 2023	Acquisition	Foreign Currency Rate Impact	Balance as of December 28, 2024
ODP Business Solutions Division	$149	$9	$(1)	$157
Office Depot Division	219	—	—	219
Veyer Division	35	—	—	35
Total	$403	$9	$(1)	$411

Additions to goodwill relate to the acquisition made during 2024. Refer to Note 2 for additional information.

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. The Company performed its fourth quarter 2024 annual goodwill impairment test using a quantitative assessment for all reporting units. The quantitative assessment combined the income approach and the market approach valuation methodologies and concluded that the carrying value of each reporting unit exceeded its fair value. Therefore, no impairment was recorded as result of this assessment.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The re-alignment of the Company’s reportable segments in 2022 resulted in four reporting units. In 2023, the Company had an impairment charge of $68 million related to its Varis reporting unit, which comprised its Varis Division segment. As a result of this impairment, the Varis reporting unit did not have any remaining goodwill at December 30, 2023. This non-cash impairment charge is presented within discontinued operations for 2023 in the accompanying Consolidated Statement of Operations, as the Varis Division was classified as a discontinued operation in 2024 and sold on October 18, 2024. The remaining three reporting units presented in the table above do not have accumulated impairment losses.

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

INDEFINITE-LIVED INTANGIBLE ASSETS

The Company had $13 million of trade names as of both December 28, 2024 and December 30, 2023. These indefinite-lived intangible assets are included in Other intangible assets, net in the Consolidated Balance Sheets. There were no impairments identified related to the trade names as part of the Company’s annual indefinite-lived intangible assets impairment test on the first day of fiscal month December in 2024.

DEFINITE INTANGIBLE ASSETS

Definite-lived intangible assets, which are included in Other intangible assets, net in the Consolidated Balance Sheets, are as follows:

	Customer Relationships
(In millions)	December 28, 2024	December 30, 2023
Gross carrying amount	$132	$125
Accumulated amortization	(97)	(93)
Net carrying amount	$35	$32

Definite-lived intangible assets generally are amortized using the straight-line method. The remaining weighted average amortization periods for customer relationships is 10 years.

Amortization of intangible assets was $4 million in 2024, $3 million in 2023 and $6 million in 2022. Intangible assets amortization expenses are included in the Consolidated Statements of Operations in Selling, general and administrative expenses.

Estimated future amortization expense for the intangible assets is as follows:

(In millions)
2025	$4
2026	4
2027	4
2028	4
2029	4
Thereafter	15
Total	$35

Definite-lived intangible assets are reviewed whenever events and circumstances indicate the carrying amount may not be recoverable and the remaining useful lives are appropriate. No impairment charges related to definite-lived intangible assets were recognized during 2024, 2023 and 2022.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. DEBT

Debt consists of the following:

	December 28,	December 30,
(In millions)	2024	2023
Short-term borrowings and current maturities of long-term debt:
Finance lease obligations	$9	$9
Total	$9	$9
Long-term debt, net of current maturities:
New Facilities loans under the Third Amended Credit Agreement, due 2025	—	53
Revolving Loan Facility loans under the Fourth Amended Credit Agreement, due 2029	160	—
Revenue bonds, due in varying amounts periodically through 2029	75	75
American & Foreign Power Company, Inc. 5% debentures, due 2030	16	16
Finance lease obligations	19	21
Total	$270	$165

The Company was in compliance with all applicable covenants of existing loan agreements at December 28, 2024.

FOURTH AMENDED CREDIT AGREEMENT

On May 9, 2024, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”), which provides for an $800 million asset-based revolving credit facility (the “Revolving Loan Facility”). The Revolving Loan Facility matures on May 9, 2029. The Fourth Amended Credit Agreement replaced the Company’s then existing amended and restated credit agreement, the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), that was due to mature in April 2025. The Company retired $53 million of outstanding asset-based first-in, last-out term loan facility (the “FILO Term Loan Facility”) loans under the Third Amended Credit Agreement prior to its amendment, resulting in no remaining FILO Term Loan Facility loans. The Company incurred $5 million of new debt issuance costs related to the Fourth Amended Credit Agreement, which will be recognized in interest expense through May 2029, the maturity date of the Revolving Loan Facility. The Company recognized less than $1 million of loss from modification of debt related to this transaction in the second quarter of 2024, which represented the write-off of certain unamortized debt issuance costs as of the closing date of the transaction.

As provided by the Fourth Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, and cash value of company-owned life insurance policies. The Revolving Loan Facility includes two sub-facilities of (1) up to $775 million which is available to the Company and certain of the Company’s domestic subsidiaries (which includes a letter of credit sub-facility of up to $300 million (inclusive of the Canadian L/C Sublimit referred to below) and a swingline loan sub-facility of up to $115 million), and (2) up to $25 million which is available to certain of the Company’s Canadian subsidiaries (which included a letter of credit sub-facility of up to $25 million (the “Canadian L/C Sublimit”) and a swingline loan sub-facility of up to $5 million). Certain of the Company’s subsidiaries guarantee the obligations under the Revolving Loan Facility (the “Guarantors”). All loans borrowed under the Revolving Loan Facility may be borrowed, repaid and reborrowed from time to time until the maturity date of May 9, 2029, as provided in the Fourth Amended Credit Agreement.

All amounts borrowed under the Revolving Loan Facility, as well as the obligations of the Guarantors, are secured by a lien on the Company’s and such Guarantors’ accounts receivables, inventory, cash, cash equivalents, deposit accounts, intercompany loan rights, certain pledged notes, certain life insurance policies, certain related assets, and the proceeds thereof in each case. At the Company’s option, borrowings made pursuant to the Fourth Amended Credit Agreement bear interest at either, (i) the alternate base rate (as defined in the Fourth Amended Credit Agreement), (ii) the Adjusted Term SOFR Rate for the Interest Period in effect (as such terms are defined in the Fourth Amended Credit Agreement) or (iii) a rate per annum equal to the Adjusted Daily Simple SOFR (as defined in the Fourth Amended Credit Agreement) plus, in either case, a certain margin based on the aggregate average quarterly availability under the Fourth Amended Credit Agreement).

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Fourth Amended Credit Agreement contains representations, warranties, affirmative and negative covenants, and default provisions. The absence of existing defaults, in addition to the accuracy of representations and warranties in all material respects, are conditions precedent to borrowing. The most significant of these covenants and default provisions include limitations in certain circumstances on acquisitions, dispositions, share repurchases and the payment of cash dividends.

The Revolving Loan Facility also includes provisions whereby if the aggregate availability is less than 12.5% of the total revolving commitments (or, if less, 12.5% of the Borrowing Base), the Company’s cash collections go first to the agent to satisfy outstanding borrowings. Further, if total availability falls below 10% of the total revolving commitments (or, if less, 10% of the Borrowing Base), a fixed charge coverage ratio test is required. Any event of default that is not cured within the applicable permitted period, including non-payment of amounts when due, any debt in excess of $25 million becoming due before the scheduled maturity date thereof, or the acquisition of more than 40% of the ownership of the Company by any person or group, within the meaning of the Securities and Exchange Act of 1934, could result in a termination of the Revolving Loan Facility and all amounts outstanding becoming immediately due and payable.

In 2024, the Company elected to draw down $715 million under the Third and Fourth Amended Credit Agreement for working capital management and timing of collections and disbursements. Of this amount, $555 million was repaid in 2024, resulting in $160 million of revolving loans outstanding under the Revolving Loan Facility at December 28, 2024. At December 28, 2024, the Company had $41 million of outstanding standby letters of credit, and $478 million of available credit under the Fourth Amended Credit Agreement.

OTHER SHORT- AND LONG-TERM DEBT

As a result of the OfficeMax merger, the Company assumed the liability for the amounts in the table above on page 83 related to the (i) Revenue bonds, due in varying amounts periodically through 2029, and (ii) American & Foreign Power Company, Inc. 5% debentures, due 2030. Also, the Company has finance lease obligations which relate to buildings and equipment, and various other financing obligations for the amounts included in the table above on page 83.

SCHEDULE OF DEBT MATURITIES

Aggregate annual maturities of recourse debt, finance lease, and other financing obligations are as follows:

(In millions)
2025	$10
2026	40
2027	37
2028	3
2029	175
Thereafter	17
Total	282
Less interest on finance leases	(3)
Total	279
Less:
Current portion	(9)
Total long-term debt	$270

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. LEASES

The Company leases retail stores and other facilities, vehicles, and equipment under operating lease agreements. Facility leases typically are for a fixed non-cancellable term with one or more renewal options. In addition to rent payments, the Company is required to pay certain variable lease costs such as real estate taxes, insurance and common-area maintenance on most of the facility leases. For leases beginning in 2019, the Company accounts for lease components (e.g., fixed payments including rent) and non-lease components (e.g., real estate taxes, insurance costs and common-area maintenance costs) as a single lease component. Certain leases contain provisions for additional rent to be paid if sales exceed a specified amount, though such payments have been immaterial during the periods presented and are recognized as variable lease cost. The Company subleases certain real estate to third-parties, consisting mainly of operating leases for retail stores.

The components of lease expense were as follows:

(In millions)	2024	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$10	$10	$14
Interest on lease liabilities	2	2	2
Operating lease cost	310	325	334
Short-term lease cost	5	9	6
Variable lease cost	98	94	94
Sublease income	(1)	(1)	(2)
Total lease cost	$424	$439	$448

Supplemental cash flow information related to leases was as follows:

(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2	$2	$2
Operating cash flows from operating leases	343	354	370
Financing cash flows from finance leases	11	15	18
Right-of-use assets obtained in exchange for new finance lease liabilities	9	7	4
Right-of-use assets obtained in exchange for new operating lease liabilities	250	375	228

Supplemental balance sheets information related to leases was as follows:

	December 28,	December 30,
(In millions, except lease term and discount rate)	2024	2023
Property and equipment, net	$23	$25
Operating lease right-of-use assets	954	983
Accrued expenses and other current liabilities	264	273
Short-term borrowings and current maturities of long-term debt	9	9
Long-term debt, net of current maturities	19	21
Operating lease liabilities, net of current portion	779	789
Weighted-average remaining lease term – finance leases	3	4
Weighted-average remaining lease term – operating leases	4	5
Weighted-average discount rate – finance leases	5.3%	5.0%
Weighted-average discount rate – operating leases	6.8%	6.9%

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of lease liabilities as of December 28, 2024 were as follows:

	December 28, 2024
	Operating	Finance
(In millions)	Leases(1)	Leases(2)
2025	$326	$10
2026	284	9
2027	226	7
2028	160	3
2029	101	1
Thereafter	127	1
	1,224	31
Less imputed interest	(181)	(3)
Total	$1,043	$28

Reported as of December 28, 2024
Accrued expenses and other current liabilities	$264	$—
Short-term borrowings and current maturities of long-term debt	—	9
Long-term debt, net of current maturities	—	19
Operating lease liabilities, net of current portion	779	—
Total	$1,043	$28

(1)
Operating lease payments include $1 million related to options to extend lease terms that are reasonably certain of being exercised.
(2)
Finance lease payments include $1 million related to options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced.

NOTE 11. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

As of both December 28, 2024, and December 30, 2023, there were 1,000,000 shares of $0.01 par value per share of preferred stock authorized; no shares were issued and outstanding.

TREASURY STOCK

In February 2024, the Board of Directors approved a new stock repurchase program of up to $1 billion, available through March 31, 2027 which replaced the then existing $1 billion stock repurchase program. The Company repurchased 8 million shares of its common stock at a total cost of $300 million in 2024, including under the previous stock repurchase program. As of December 28, 2024, $725 million remains available for stock repurchases under the current stock repurchase program.

The current authorization may be suspended or discontinued at any time. The exact timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances. Considering the ongoing macroeconomic environment and the Company’s operating results in 2024, the Company expects to substantially moderate the pace of stock repurchases in the near-term.

At December 28, 2024, there were 38 million shares of common stock held in treasury. The Company’s Fourth Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 9 for additional information about the Company’s compliance with covenants.

DIVIDENDS ON COMMON STOCK

The Company did not declare any cash dividends in 2024. The Company does not anticipate declaring cash dividends in the foreseeable future. The Company’s Fourth Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 9 for additional information about the Company’s compliance with covenants.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss activity, net of tax, where applicable, is provided in the following tables:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension	Total
Balance at December 30, 2023	$(31)	$(83)	$(114)
Other comprehensive loss activity	(7)	(4)	(11)
Tax impact	—	1	1
Total other comprehensive loss, net of tax, where applicable	(7)	(3)	(10)
Balance at December 28, 2024	$(38)	$(86)	$(124)

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension	Total
Balance at December 31, 2022	$(39)	$(38)	$(77)
Other comprehensive income (loss) activity	8	(43)	(35)
Tax impact	—	(2)	(2)
Total other comprehensive income (loss), net of tax, where applicable	8	(45)	(37)
Balance at December 30, 2023	$(31)	$(83)	$(114)

NOTE 12. STOCK-BASED COMPENSATION

During 2021, the Company’s Board of Directors adopted, and the shareholders approved, the ODP Corporation 2021 Long-Term Incentive Plan (the “Plan”). The Plan replaces the Office Depot, Inc. 2019 Long-Term Incentive Plan, the Office Depot, Inc. 2017 Long-Term Incentive Plan, the Office Depot, Inc. 2015 Long-Term Incentive Plan, the Office Depot, Inc. 2007 Long-Term Incentive Plan, as amended, and the 2003 OfficeMax Incentive and Performance Plan (together, the “Prior Plans”). No additional awards were granted under the Prior Plans effective March 10, 2021, the effective date of the Plan. The Plan permits the issuance of stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other equity-based incentive awards. Employee share-based awards are generally issued in the first quarter of the year. Total compensation expense for share-based awards was $32 million in 2024, $29 million in 2023 and $35 million in 2022, and the total recognized tax benefit related thereto was $9 million in 2024, $12 million in 2023 and $11 million in 2022.

Restricted Stock And Restricted Stock Units

In 2024, the Company granted 464 thousand shares of restricted stock and restricted stock units to eligible employees which included 36 thousand shares granted to the Board of Directors. The Board of Directors are granted restricted stock units as part of their annual compensation which vest immediately on the grant date with distribution to occur following their separation from service with the Company. Restricted stock grants to Company employees typically vest annually over a three-year service period. A summary of the status of the Company’s nonvested shares and changes during 2024, 2023 and 2022 is presented below.

	2024		2023		2022
	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price
Outstanding at beginning of year	1,203,353	$41.75	1,530,962	$37.54	1,386,778	$30.48
Granted	463,959	46.47	407,028	47.28	933,487	42.81
Vested	(624,785)	41.09	(616,705)	34.64	(585,563)	29.65
Forfeited	(124,818)	46.23	(117,932)	43.41	(203,740)	36.29
Outstanding at end of year	917,709	$43.98	1,203,353	$41.75	1,530,962	$37.54

As of December 28, 2024, there was $21 million of total unrecognized compensation cost related to nonvested restricted stock. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of 1.8 years. Total outstanding shares of 918 thousand include 152 thousand granted to members of the Board of Directors that have vested but will not be issued until separation

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from service and 765 thousand unvested shares granted to employees. The Company estimates that all 765 thousand unvested shares at year end will vest. The total fair value of shares at the time they vested during 2024 was $30 million.

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

A summary of the activity in the performance-based long-term incentive program since inception is presented below.

	2024		2023		2022
	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price
Outstanding at beginning of year	1,128,207	$45.82	1,457,725	$31.84	2,175,831	$29.33
Granted	308,039	57.17	774,836	51.22	421,038	45.01
Vested	(388,756)	42.07	(1,003,764)	19.39	(796,019)	29.71
Forfeited	(184,263)	49.86	(100,590)	45.29	(343,125)	30.21
Outstanding at end of year	863,227	$52.44	1,128,207	$45.82	1,457,725	$31.84

As of December 28, 2024, there was $22 million of total unrecognized compensation expense related to the performance-based long-term incentive program. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of 1.9 years. Forfeitures in the table above include adjustments to the share impact of anticipated performance achievement. The Company estimates that 863 thousand unvested shares at year end will vest. The total fair value of shares at the time they vested during 2024 was $20 million.

Varis Incentive Plan

The Company had stock options issued under the Varis Incentive Plan, which was executed in 2023 by its subsidiary Varis, Inc., that comprised its Varis Division. The Varis Division was sold in October 2024, and $2 million of compensation expense related to these awards in 2024 and 2023, is presented within discontinued operations in the Consolidated Statements of Operations.
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

	Pension Benefits		Other Benefits
(In millions)	2024	2023	2024	2023
Changes in projected benefit obligation:
Obligation at beginning of period	$592	$627	$8	$9
Interest cost	29	32	—	—
Assumption changes	(16)	3	—	—
Actuarial gain	—	(2)	—	—
Benefits paid	(65)	(68)	(1)	(1)
Obligation at end of period	$540	$592	$7	$8
Change in plan assets:
Fair value of plan assets at beginning of period	$607	$625	$—	$—
Actual return on plan assets	8	48	—	—
Employer contribution	2	2	1	1
Benefits paid	(65)	(68)	(1)	(1)
Fair value of plan assets at end of period	552	607	—	—
Net asset (liability) recognized at end of period	$12	$15	$(7)	$(8)

The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company’s North America defined benefit pension and other postretirement benefit plans as of year-ends:

	Pension Benefits		Other Benefits
(In millions)	2024	2023	2024	2023
Noncurrent assets	$20	$23	$—	$—
Current liabilities	(1)	(1)	(1)	(1)
Noncurrent liabilities	(7)	(7)	(6)	(7)
Net amount recognized	$12	$15	$(7)	$(8)

The following table provides the accumulated benefit obligation for the Company’s North America defined benefit pension and other postretirement benefit plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets as of year ends:

	Pension Benefits		Other Benefits
(In millions)	2024	2023	2024	2023
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation at end of period	$(8)	$(8)	$(7)	$(8)
Fair value of plan assets at end of period	—	—	—	—
Projected benefit obligation in excess of plan assets
Benefit obligation at end of period	(8)	(8)
Fair value of plan assets at end of period	—	—

Components of Net Periodic Cost

The components of net periodic benefit are as follows:

	Pension Benefits			Other Benefits
(In millions)	2024	2023	2022	2024	2023	2022
Interest cost	$29	$32	$21	$—	$—	$—
Expected return on plan assets	(29)	(34)	(26)	—	—	—
Amortization of net gains	(1)	(6)	—	—	—	—
Net periodic benefit	$(1)	$(8)	$(5)	$—	$—	$—

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Pension Benefits			Other Benefits
(In millions)	2024	2023	2022	2024	2023	2022
Accumulated other comprehensive loss (income) at beginning of year	$(38)	$(31)	$(46)	$(3)	$(2)	$—
Net loss (gain)	4	(13)	15	—	(1)	(2)
Amortization of net losses	1	6	—	1	—	—
Accumulated other comprehensive income at end of year	$(33)	$(38)	$(31)	$(2)	$(3)	$(2)

Accumulated other comprehensive income as of year-ends 2024 and 2023 consist of net losses (gains).

Assumptions

The assumptions used in accounting for the Company’s plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted average assumptions used in the measurement of the Company’s benefit obligations as of year-ends:

				Other Benefits
	Pension Benefits			United States			Canada
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.56%	5.14%	5.37%	5.30%	4.70%	4.90%	4.60%	4.60%	5.10%

The following table presents the weighted average assumptions used in the measurement of net periodic benefit:

				Other Benefits
	Pension Benefits			United States			Canada
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.14%	5.37%	2.69%	4.70%	4.90%	2.40%	4.60%	5.10%	2.90%
Expected long-term rate of return on plan assets	4.99%	5.17%	3.64%	—%	—%	—%	—%	—%	—%

For pension benefits, the selected discount rates (which are required to be the rates at which the projected benefit obligations could be effectively settled as of the measurement date) are based on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated AA- or better) with cash flows that generally match expected benefit payments in future years. In selecting bonds for this theoretical portfolio, the Company focuses on bonds that match cash flows to benefit payments and limit the concentration of bonds by issuer. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at an assumed forward rate. The implied forward rate used in the bond model is based on the FTSE (formerly Citigroup) Pension Discount Curve as of the last day of the year. The selected discount rate for other benefits is from a discount rate curve matched to the assumed payout of related obligations. In 2024, as a result of an increase in the discount rate assumption, pension plan obligations and other postretirement benefit plan obligations decreased by $16 million and less than $1 million, respectively. In 2023, as a result of a decrease in the discount rate assumption, pension and other postretirement plan obligations increased by $9 million and less than $1 million, respectively.

The expected long-term rates of return on plan assets assumptions are based on the weighted average of expected returns for the major asset classes in which the plans’ assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company’s investment strategy. The weighted average expected return on plan assets used in the calculation of net periodic pension cost for 2025 is 5.29%.

Obligation and costs related to the Canadian retiree health plan are impacted by changes in trend rates.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the assumed healthcare cost trend rates used in measuring the Company’s postretirement benefit obligations at year-ends:

	2024	2023	2022
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	5.20%	5.30%	6.10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.30%	4.30%	4.00%
Year that the rate reaches the ultimate trend rate	2037	2037	2041

The Company reassessed the assumptions, including those related to mortality, to measure the North American pension and other postretirement benefit plan obligations at year-end 2024. The Society of Actuaries’ Retirement Plan Experience Committee did not release a new mortality improvement scale in 2024. Thus, the mortality assumption was not updated in 2024 for the qualified pension plan or the other postretirement benefit plans. The mortality assumption for nonqualified pension plan was updated to better reflect life expectancies in the plan. The plan obligations increased by less than $1 million due to this update. In 2023, as a result of an update in the mortality assumption, pension and other postretirement benefit plan obligations decreased by $6 million and less than $1 million, respectively. In addition, the assumed rates of retirement and termination of employment were updated in the qualified pension plan based on an experience study performed in December 2024. As a result of these demographic assumption changes, pension plan obligations decreased by less than $1 million.

For pension benefits, most of the obligation is based on participant data from the beginning of the year, which is rolled forward using standard actuarial techniques to the end of the year. Therefore, most actuarial (gains) losses that arise from demographic experience of participants varying from the selected assumptions, are not recognized until the following year. In 2024, pension plan obligations decreased by less than $1 million due to actuarial gains (actual demographic experience varying from actuarial assumptions). In 2023, pension plan obligations decreased by $2 million due to actuarial gains (actual demographic experience varying from actuarial assumptions).

Plan Assets

The allocation of pension plan assets by category at year-ends is as follows:

	2024	2023
Cash	1%	1%
Common collective trust funds	99%	99%
	100%	100%

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the pension plan assets by level within the fair value hierarchy at year-ends.

(In millions)	Fair Value Measurements 2024
Asset Category	Total	Assets Measured at NAV (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets measured at net asset value: (a)
Common collective trust funds:
U.S. small and mid-cap equity securities	$4	$4	$—	$—	$—
U.S. large cap equity securities	18	18	—	—	—
International equity securities	27	27	—	—	—
Corporate bonds	240	240	—	—	—
Government securities	243	243	—	—	—
Cash	15	15	—	—	—
Total common collective trust funds	547	547	—	—	—
Total plan assets measured at net asset value	547	547	—	—	—
Plan assets measured in the fair value hierarchy:
Cash	5	—	5	—	—
Total plan assets measured in the fair value hierarchy	5	—	5	—	—
Total plan assets	$552	$547	$5	$—	$—

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

Cash Flows

Pension plan contributions include required statutory minimum amounts and, in some years, additional discretionary amounts. In 2024, the Company contributed $2 million to these pension plans. Pension contributions for the full year of 2025 are estimated to be $2 million. The Company may elect at any time to make additional voluntary contributions.

Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Anticipated benefit payments by year are as follows:

(In millions)	Pension Benefits	Other Benefits
2025	$64	$1
2026	61	1
2027	58	1
2028	55	1
2029	52	1
Next five years	215	3

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PENSION PLAN — UNITED KINGDOM

The Company has a frozen defined benefit pension plan in the UK. In July 2023, in accordance with applicable UK pension regulations, Trustees of the UK pension plan entered into an agreement with an insurer for the bulk annuity purchase of the plan, covering 100% of the plan’s members. This agreement, or buy-in, resulted in an exchange of plan assets for an annuity that covers the plan’s future projected benefit obligations. In accordance with U.S. GAAP, the Company has set the value of its liability obligations covered by the annuity buy-in contract to be equal to the fair value of the buy-in contract. The Company anticipates the buyout of the plan and transfer of future benefit obligations of plan participants to be completed with existing plan funds in 2025. Accordingly, the Company does not expect the transaction to result in material cash inflows or outflows. At the completion of the buy-out, the Company will remove the assets and liabilities of the UK pension plan from its Consolidated Balance Sheet and a final non-cash plan settlement loss will be included in net periodic pension cost.

Obligations and Funded Status

The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of the plan to amounts recognized on the Company’s Consolidated Balance Sheets.

(In millions)	2024	2023
Changes in projected benefit obligation:
Obligation at beginning of period	$167	$141
Interest cost	7	8
Benefits paid	(7)	(7)
Actuarial loss/(gain)	(18)	17
Currency translation	(2)	8
Obligation at end of period	147	167
Changes in plan assets:
Fair value of plan assets at beginning of period	167	189
Actual return on plan assets	(13)	(24)
Company contributions	1	—
Benefits paid	(7)	(7)
Currency translation	(2)	9
Fair value of plan assets at end of period	146	167
Net asset (liability) recognized at end of period	$(1)	$—

The UK pension plan is in a net liability position and included in Pension and postretirement obligations, net in the Consolidated Balance Sheets at December 28, 2024. There was no net funded amount as of December 30, 2023.

Components of Net Periodic Cost (Benefit)

The components of net periodic cost (benefit) are presented below:

(In millions)	2024	2023	2022
Interest cost	$7	$8	$4
Expected return on plan assets	(6)	(8)	(6)
Amortization of net losses	2	—	—
Net periodic pension cost (benefit)	$3	$—	$(2)

Included in Accumulated other comprehensive loss was deferred loss of $74 million and $76 million in 2024 and 2023, respectively.

Assumptions

Assumptions used in calculating the funded status and net periodic cost (benefit) included:

	2024	2023	2022
Expected long-term rate of return on plan assets	4.20%	3.20%	3.47%
Discount rate	5.00%	4.00%	5.00%
Inflation	3.00%	2.90%	3.00%

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following the buy-in, the 2024 and 2023 long-term rate of return on assets assumptions are based on the liability discount rate and adjusted for expense assumptions of the plan. The discount rates used represent the annualized yield based on a cash flow matched methodology with reference to UK government securities of appropriate duration with regards to the UK pension plan’s liabilities. The 2022 long-term rate of return on assets assumption was derived based on long-term UK government fixed income yields, having regard to the proportion of assets in each asset class.

Plan Assets

The allocation of Plan assets is as follows:

	2024	2023
Cash	—%	1%
Insurance contract	100%	99%
Total	100%	100%

A Trustee committee, which comprises representatives appointed by the Company and members of this plan, is responsible for establishing and overseeing the implementation of the investment policy for this plan. Following the buy-in, the UK pension plan’s investment strategy is to hold the annuity contract.

The following table presents the pension plan assets by level within the fair value hierarchy.

(In millions)	Fair Value Measurements 2024
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Insurance contract	146	—	—	146
Total	$146	$—	$—	$146

(In millions)	Fair Value Measurements 2023
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2	$2	$—	$—
Insurance contract	165	—	—	165
Total	$167	$2	$—	$165

The following is a reconciliation of the change in fair value of the pension plan assets calculated based on Level 3 inputs:

(In millions)	Total
Balance at December 30, 2023	$165
Realized loss	(19)
Balance at December 28, 2024	$146

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flows

Anticipated benefit payments for the UK pension plan, at 2024 year-end exchange rates, are as follows:

(In millions)	Benefit Payments
2025	$7
2026	7
2027	7
2028	7
2029	8
Next five years	42

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

Compensation expense for the Company’s contributions to these retirement savings plans was $13 million in 2024, $15 million in 2023 and $16 million in 2022.

NOTE 14. FAIR VALUE MEASUREMENTS

RECURRING FAIR VALUE MEASUREMENTS

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments, which may be entered into to mitigate risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. The Company did not have derivative financial instruments in 2024.

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company recognized asset impairment charges of $33 million, $17 million and $14 million in 2024, 2023 and 2022, respectively. Of the asset impairment charges in 2024, $30 million was related to impairment of operating lease ROU assets associated with the Company’s retail store locations. The remainder was related to impairment of fixed assets. Of the asset impairment charges in 2023, $12 million was related to impairment of operating lease ROU assets associated with the Company’s retail store locations. The remainder was related to impairment of fixed assets and other assets. Of the asset impairment charges in 2022, $12 million was related to impairment of operating lease ROU assets associated with the Company’s retail store locations, and the remainder was related to impairment of fixed assets at these retail store locations. All impairment charges discussed in the sections below are presented in Asset impairments in the Consolidated Statements of Operations.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the 2024 impairment calculation were discounted at a weighted average discount rate of 7%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There are uncertainties regarding the impact of supply chain and macroeconomic conditions on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of 2024, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets. The Company did not identify any impairment indicators for these long-lived assets as of December 28, 2024, and as a result, there were no associated impairment charges. Refer to Note 8 for additional information about the impairment charges related to goodwill and other intangible assets.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying amounts because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	December 28,		December 30,
	2024		2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Company-owned life insurance	$132	$132	$138	$138
Financial liabilities:
Long-term debt:
New Facilities loans under the Third Amended Credit Agreement, due 2025	—	—	53	53
Revolving Loan Facility loans under the Fourth Amended Credit Agreement, due 2029	160	160	—	—
Revenue bonds, due in varying amounts periodically through 2029	75	76	75	76
American & Foreign Power Company, Inc. 5% debentures, due 2030	16	16	16	14

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

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Long-term debt: Long-term debt, for which there were no transactions on the measurement date, was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure). The carrying amount of the Revolving Loan Facility loan under the Fourth Amended Credit Agreement approximates fair value because the interest rates vary with market interest rates. Refer to Note 9 for additional information about the Fourth Amended Credit Agreement.

NOTE 15. CONTINGENCIES

INDEMNIFICATIONS

Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 28, 2024, the Company is not aware of any material liabilities arising from these indemnifications. Additionally, the Company retains certain guarantees in place with respect to liabilities or obligations of legacy operations, such as those pertaining to the European Business and remains contingently liable for these obligations. However, the European Business Purchaser must indemnify and hold the Company harmless for any losses in connection with the European guarantees. While the purchaser is obligated to indemnify and hold us harmless in connection with the European guarantees, the purchaser has undergone a liquidation proceeding in Europe and the principals may no longer be viable indemnitors. The Company currently is obligated to perform pursuant to a guarantee arising from one real estate lease in Europe; however, this obligation does not have any material effect on the Company and the Company is not aware of any material liabilities arising from these guarantees.

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

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending, threatened and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations, or cash flows; however, the Company has made provision for losses with respect to the pending proceedings. Additionally, as of December 28, 2024, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For all of the above-mentioned liabilities, the Company’s combined estimated range of reasonably possible losses was approximately $20 million to $25 million. The Company regularly monitors its estimated exposure to contingent liabilities. As additional information becomes known, these estimates may change.

NOTE 16. DISCONTINUED OPERATIONS

The Company sold its Varis Division on October 18, 2024 to an affiliate of Arising Ventures, a third-party, while retaining a minority interest of 19.9% after the sale. The disposition represented a strategic shift that had a major impact on the Company’s operations and financial statements, and as a result the operating results and cash flows related to the Varis Division are presented as discontinued operations. Under the terms of the related stock purchase agreement, the Company will fund up to $4 million of expenses that may be incurred by Varis following the transaction date until December 31, 2025, and has no further obligations to contribute capital to Varis. The terms of the sale did not result in a materially different impact than previously estimated on the Company’s financial statements. The Company deconsolidated its Varis Division effective October 18, 2024 by removing the associated assets and liabilities from held for sale on its balance sheet. The Company will account for its retained minority interest of 19.9% in Varis as an equity method investment going forward.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company incurred a $90 million non-cash loss on disposal related to the Varis Division in 2024, which was measured at the lower of its carrying amount or estimated fair value less costs to sell. Also, restructuring expenses incurred by the Varis Division, which were previously presented as Corporate expenses, are included in the measurement and presentation of discontinued operations for all periods presented. Additionally, the Company incurred a $2 million loss on disposal related to guarantees in place with respect to the obligations of the European Business in 2024.

The Company had previously sold its CompuCom Division on December 31, 2021, through a transaction that was structured and accounted for as an equity sale. In 2022, the Company and the purchaser settled on the total cash purchase price resulting in a loss of $12 million, which consisted of a $13 million loss on disposal, partially offset by a $1 million income tax benefit. The Company did not have any financial results related to discontinued operations of the CompuCom Division in 2023 or 2024. The Company received $5 million of cash from the purchaser in 2023 related to the settlement of the total cash purchase price, which is reflected in cash flows from investing activities of discontinued operations on the Consolidated Cash Flow Statement. As of December 28, 2024, the Company has a promissory note from the purchaser of the CompuCom Division, with a principal balance of $59 million and paid-in-kind interest of $11 million, due in full on June 30, 2027. In addition, the Company has a $9 million receivable related to an earn-out provision included in the securities purchase agreement. The promissory note and the earn-out are non-current receivables as of December 28, 2024.

The following table represents a reconciliation of the major components of Discontinued operations, net of tax presented in the Consolidated Statements of Operations. The activity in 2024 and 2023 relates to the Company’s Varis Division. The activity in 2022 relates to the Varis Division, as well as the CompuCom Division, as described above.

(In millions)	2024	2023	2022
Major components of discontinued operations before income taxes:
Sales	$5	$8	$7
Cost of goods and occupancy costs	—	2	4
Gross profit	5	6	3
Selling, general and administrative expenses	35	67	66
Asset impairments	—	68	—
Merger, restructuring and other operating expenses, net	8	—	—
Operating loss	(38)	(129)	(63)
Other income (expense), net	—	—	—
Loss from major components of discontinued operations before income taxes	(38)	(129)	(63)
Loss on disposal of discontinued operations	(92)	—	(13)
Loss from discontinued operations before income taxes	(130)	(129)	(76)
Income tax benefit	(21)	(21)	(16)
Discontinued operations, net of tax	$(109)	$(108)	$(60)

December 30,
(In millions)	2023
Major classes of assets included in discontinued operations:
Cash and cash equivalents	$10
Receivables, net	2
Property and equipment, net	62
Total assets of the disposal group classified as held for sale	$74
Major classes of liabilities included in discontinued operations:
Accrued expenses and other current liabilities	8
Deferred income taxes and other long-term liabilities	4
Total liabilities of the disposal group classified as held for sale	$12

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 28, 2024*
Net sales	$1,869	$1,717	$1,780	$1,624
Gross profit	408	342	364	331
Operating income (1)	41	—	102	20
Net income (loss) from continuing operations	31	(4)	68	11
Discontinued operations, net of tax	(16)	(69)	(10)	(14)
Net income (loss)	15	(73)	58	(3)
Basic earnings (loss) per share (2)
Continuing operations	$0.86	$(0.12)	$2.06	$0.36
Discontinued operations	(0.44)	(1.93)	(0.31)	(0.47)
Net basic earnings (loss) per share	$0.42	$(2.05)	$1.75	$(0.11)
Diluted earnings (loss) per share (2)
Continuing operations	$0.83	$(0.12)	$2.04	$0.36
Discontinued operations	(0.43)	(1.93)	(0.31)	(0.46)
Net diluted earnings (loss) per share	$0.40	$(2.05)	$1.73	$(0.10)

* Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.

(1)
Includes Merger, restructuring and other operating expenses, net totaling $19 million, $25 million, and $2 million in the first, second, and third quarters of 2024, respectively. The first, second, third and fourth quarters of 2024 also include asset impairments of $6 million, $8 million, $7 million and $12 million, respectively.
(2)
The sum of the quarterly earnings (loss) per share does not equal the annual earnings (loss) per share due to differences in quarterly and annual weighted-average shares outstanding.

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 30, 2023*
Net sales	$2,106	$1,907	$2,007	$1,803
Gross profit	480	414	472	394
Operating income (3)	111	60	108	52
Net income from continuing operations	84	43	82	39
Discontinued operations, net of tax	(12)	(9)	(12)	(76)
Net income (loss)	72	34	70	(37)
Basic earnings (loss) per share (4)
Continuing operations	$2.08	$1.11	$2.14	$1.06
Discontinued operations	(0.28)	(0.22)	(0.31)	(2.05)
Net basic earnings (loss) per share	$1.80	$0.89	$1.83	$(0.99)
Diluted earnings (loss) per share (4)
Continuing operations	$1.98	$1.09	$2.09	$1.02
Discontinued operations	(0.27)	(0.22)	(0.30)	(1.98)
Net diluted earnings (loss) per share	$1.71	$0.87	$1.79	$(0.96)

* Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.

(3)
Includes Merger, restructuring and other operating expenses, net totaling $1 million, $1 million, and $2 million in the second, third and fourth quarters of 2023, respectively. The first, second, third and fourth quarters of 2023 also include asset impairments of $4 million, $6 million, $3 million and $3 million, respectively.
(4)
The sum of the quarterly earnings (loss) per share does not equal the annual earnings (loss) per share due to differences in quarterly and annual weighted-average shares outstanding.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. SUBSEQUENT EVENTS

On February 21, 2025, the Company’s Board of Directors approved a restructuring plan to realign the Company’s organizational structure, product assortments, and capital resources to strategically position the Company to pursue higher growth opportunities in the business-to-business (“B2B”) marketplace (“Optimize for Growth”). The plan aims to further expand the Company’s presence into new B2B market segments, including hospitality, healthcare and adjacent markets, as well as third-party logistics. In order to achieve these goals, the plan includes re-allocating capital towards investments in resources and infrastructure essential to drive the growth in the expanded B2B marketplace, while reducing fixed costs such as occupancy costs of store and distribution facilities. Accordingly, as part of this plan, the Company is suspending further investment in its consumer business, and expects to close retail stores and distribution facilities that currently serve these stores. These actions are expected to be completed through 2028, and will result in the Company having a significantly smaller retail footprint. The Company is evaluating the retail store and distribution facilities that will be closed, as well as the timing of such closures, however it is generally understood that closures will approximate the store’s lease termination date. The Company will incur additional impairment charges related to retail stores and distribution facilities, if they are closed prior to their lease termination dates. In addition, the Company could incur goodwill impairment charges for its Office Depot reporting unit, depending on the timing and extent of these closures.

Total cash restructuring costs related to the Optimize for Growth restructuring plan are estimated to be in the range of $185 million to $230 million, of which $25 million to $35 million are estimated to be termination benefits, which mainly consists of severance, $125 million to $150 million are facility closure costs which mainly relate to retail store and distribution facility closures, and $35 million to $45 million are other costs which include contract termination costs, and costs to facilitate the program. These cash expenditures will be funded with cash flows from operations. Non-cash restructuring costs related to the Optimize for Growth restructuring plan could include impairments, as described above, accelerated depreciation, and gains and losses on sale of retail store assets. These charges will be recorded as they become estimable or incurred.

THE ODP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FORM 10-K CROSS-REFERENCE INDEX

(a)
Refer to Part IV — Item 15 of this Annual Report.