Form 10-Q
period 2025-03-29
ODP Corp
filed 2025-05-07
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2025

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At April 30, 2025, there were 30,082,425 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

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

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 29,	March 30,
	2025	2024
Sales	$1,699	$1,869
Cost of goods and occupancy costs	1,339	1,461
Gross profit	360	408
Selling, general and administrative expenses	306	341
Asset impairments	38	6
Merger and restructuring expenses, net	48	20
Operating income (loss)	(32)	41
Other income (expense):
Interest income	2	3
Interest expense	(7)	(5)
Other expense, net	(2)	—
Income (loss) from continuing operations before income taxes	(39)	39
Income tax expense (benefit)	(10)	8
Net income (loss) from continuing operations	(29)	31
Discontinued operations, net of tax	—	(16)
Net income (loss)	$(29)	$15
Basic earnings (loss) per share
Continuing operations	$(0.97)	$0.86
Discontinued operations	—	(0.44)
Net basic earnings (loss) per share	$(0.97)	$0.42
Diluted earnings (loss) per share
Continuing operations	$(0.97)	$0.83
Discontinued operations	—	(0.43)
Net diluted earnings (loss) per share	$(0.97)	$0.40

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in The ODP Corporation Annual Report on Form 10-K filed on February 26, 2025 (the “2024 Form 10-K”).

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	13 Weeks Ended
	March 29, 2025	March 30, 2024
Net income (loss)	$(29)	$15
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	3	(4)
Pension valuation adjustments	(2)	1
Total other comprehensive income (loss), net of tax, where applicable	1	(3)
Comprehensive income (loss)	$(28)	$12

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2024 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	March 29,	December 28,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$185	$166
Receivables, net	469	466
Inventories	750	770
Prepaid expenses and other current assets	32	30
Current assets held for sale	6	6
Total current assets	1,442	1,438
Property and equipment, net	282	299
Operating lease right-of-use assets	887	954
Goodwill	411	411
Other intangible assets, net	47	48
Deferred income taxes	118	102
Other assets	280	277
Total assets	$3,467	$3,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$698	$697
Accrued expenses and other current liabilities	831	835
Income taxes payable	3	2
Short-term borrowings and current maturities of long-term debt	9	9
Total current liabilities	1,541	1,543
Deferred income taxes and other long-term liabilities	138	116
Pension and postretirement obligations, net	15	14
Long-term debt, net of current maturities	253	270
Operating lease liabilities, net of current portion	736	779
Total liabilities	2,683	2,722
Contingencies (Note 10)
Stockholders’ equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 67,673,284 at March 29, 2025, and 67,414,115 at December 28, 2024; outstanding shares — 30,074,128 at March 29, 2025, and 29,814,959 at December 28, 2024	1	1
Additional paid-in capital	2,776	2,771
Accumulated other comprehensive loss	(123)	(124)
Accumulated deficit	(344)	(315)
Treasury stock, at cost — 37,599,156 shares at March 29, 2025 and December 28, 2024	(1,526)	(1,526)
Total stockholders’ equity	784	807
Total liabilities and stockholders’ equity	$3,467	$3,529

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2024 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	13 Weeks Ended
	March 29,	March 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(29)	$15
Loss from discontinued operations, net of tax	—	(16)
Net income (loss) from continuing operations	(29)	31
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27	25
Amortization of debt discount and issuance costs	—	1
Charges for losses on receivables and inventories	4	9
Asset impairments	38	6
Compensation expense for share-based payments	7	9
Deferred income taxes and deferred tax asset valuation allowances	(15)	(8)
Changes in working capital and other operating activities	25	(29)
Net cash provided by operating activities of continuing operations	57	44
Net cash used in operating activities of discontinued operations	—	(6)
Net cash provided by operating activities	57	38
Cash flows from investing activities:
Capital expenditures	(21)	(31)
Proceeds from disposition of assets	—	1
Settlement of company-owned life insurance policies	9	—
Net cash used in investing activities of continuing operations	(12)	(30)
Net cash used in investing activities of discontinued operations	(2)	(4)
Net cash used in investing activities	(14)	(34)
Cash flows from financing activities:
Payments on credit facilities and debt retirement	(219)	(128)
Borrowings under credit facilities	201	75
Net payments on other long and short-term borrowings	(3)	(3)
Share purchases for taxes, net of proceeds from employee share-based transactions	(2)	(6)
Repurchase of common stock for treasury	—	(50)
Other financing activities	(1)	(1)
Net cash used in financing activities of continuing operations	(24)	(113)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(24)	(113)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	19	(110)
Cash, cash equivalents and restricted cash at beginning of period	171	395
Cash, cash equivalents and restricted cash at end of period	$190	$285
Supplemental information on non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$22	$63
Right-of-use assets obtained in exchange for new finance lease liabilities	5	6
Interest paid	5	3
Cash taxes paid, net	4	1

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2024 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share amounts)

(Unaudited)

	13 Weeks Ended March 29, 2025
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 28, 2024	67,414,115	$1	$2,771	$(124)	$(315)	$(1,526)	$807
Net loss	—	—	—	—	(29)	—	(29)
Other comprehensive income	—	—	—	1	—	—	1
Exercise and release of incentive stock (including income tax benefits and withholding)	259,169	—	(2)	—	—	—	(2)
Amortization of long-term incentive stock grants	—	—	7	—	—	—	7
Balance at March 29, 2025	67,673,284	$1	$2,776	$(123)	$(344)	$(1,526)	$784

	13 Weeks Ended March 30, 2024
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 30, 2023	66,700,292	$1	$2,752	$(114)	$(312)	$(1,226)	$1,101
Net income	—	—	—	—	15	—	15
Other comprehensive loss	—	—	—	(3)	—	—	(3)
Exercise and release of incentive stock (including income tax benefits and withholding)	258,397	—	(6)	—	—	—	(6)
Amortization of long-term incentive stock grants	—	—	11	—	—	—	11
Repurchase of common stock	—	—	—	—	—	(50)	(50)
Other	—	—	1	—	—	—	1
Balance at March 30, 2024	66,958,689	$1	$2,758	$(117)	$(297)	$(1,276)	$1,069

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2024 Form 10-K.

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

The Company’s Varis Division was sold through a single disposal group on October 18, 2024. Accordingly, that business is presented as discontinued operations. The Company retained a minority interest of 19.9% after the sale. Refer to Note 11 for additional information.

The Condensed Consolidated Financial Statements as of March 29, 2025, and for the 13-week period ended March 29, 2025 (also referred to as the “first quarter of 2025”), and March 30, 2024 (also referred to as the “first quarter of 2024”) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The Company has prepared the Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the SEC. Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to those SEC rules and regulations. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a better understanding of the Company and its Condensed Consolidated Financial Statements, the Company recommends reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements, which are included in the Company’s 2024 Form 10-K. These interim results are not necessarily indicative of the results that should be expected for the full year.

CASH MANAGEMENT

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Amounts not yet presented for payment to zero balance disbursement accounts of $5 million and $16 million at March 29, 2025 and December 28, 2024, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

At March 29, 2025 and December 28, 2024, cash and cash equivalents held outside the United States amounted to $62 million and $55 million, respectively. In the first quarter of 2024, the Company repatriated $25 million cash that was held in Canada, for a cost of $1 million.

The Company has certain ongoing pension obligations related to its frozen defined benefit pension plan in the United Kingdom (“UK”). Restricted cash consists primarily of cash in bank committed to fund UK pension obligations based on the agreements that govern the UK pension plan. Restricted cash is valued at cost, which approximates fair value. Restricted cash was $5 million at both March 29, 2025 and December 28, 2024 and is presented in Other assets.

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

	March 29,	December 28,
(In millions)	2025	2024
Trade receivables, net	$355	$335
Short-term contract assets	3	4
Long-term contract assets	7	4
Short-term contract liabilities	25	26

The Company recognized revenues of $8 million and $9 million the first quarters of 2025 and 2024, respectively, which were included in the short-term contract liability balance at the beginning of each respective period.

VENDOR FINANCING PROGRAMS

The Company maintains financing agreements with third-party financial institutions through which its vendors, at their sole discretion, may elect to sell their receivables due from the Company to third-party financial institutions at terms negotiated amongst them. The Company’s obligations for applicable vendor invoices, including amounts due and scheduled payment terms, are not changed, and payments related to these obligations are remitted to third-party financial institutions instead of vendors. The Company does not pledge any assets or provide any guarantees to any third party in connection with these financing arrangements. These arrangements have no cost to the Company and do not impact its profitability or working capital. The outstanding amounts due to the third-party financial institutions related to vendors participating in these financing arrangements was $24 million at both March 29, 2025 and December 28, 2024 and were included within Accounts payable.

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

Income Statement: In November 2024, the FASB issued an accounting standard update that modified the disclosure requirements for all public entities related to disaggregation of income statement expenses. The update will require more detailed information to be disclosed about the types of expenses in commonly presented expense captions such as cost of sales and selling, general and administrative expenses. This accounting update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this new standard and believes the adoption will have a material impact on its Consolidated Financial Statements.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 2. MERGER AND RESTRUCTURING ACTIVITY

The Company has taken actions to optimize its asset base and drive operational efficiencies. These actions include closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger and restructuring expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income. The table below summarizes the major components of Merger and restructuring expenses, net.

	First Quarter
(In millions)	2025	2024
Merger and transaction related expenses
Transaction and integration	$—	$—
Total Merger and transaction related expenses	—	—
Restructuring expenses
Non-facility termination benefits	9	11
Professional fees	3	6
Facility closure and termination benefits, contract termination, and other expenses, net	36	3
Total Restructuring expenses, net	48	20
Total Merger and restructuring expenses, net	$48	$20

MERGER AND TRANSACTION RELATED EXPENSES

Transaction and integration expenses include legal, accounting, and other third-party expenses incurred in connection with acquisitions. In the first quarter of 2025, the Company had transaction and integration income of less than $1 million related to the reversal of an earnout accrual from a prior acquisition, partially offset by legal fees. The Company did not have any transaction and integration expenses in the first quarter of 2024.

RESTRUCTURING EXPENSES

Optimize for Growth

In February 2025, the Company’s Board of Directors approved a restructuring plan to realign the Company’s organizational structure, product assortments, and capital resources to strategically position the Company to pursue higher growth opportunities in the business-to-business (“B2B”) market (“Optimize for Growth”). The plan aims to further expand the Company’s presence into new B2B market segments, including hospitality, healthcare and adjacent markets, as well as third-party logistics. In order to achieve these goals, the plan includes re-allocating capital towards investments in resources and infrastructure essential to drive growth in the expanded B2B market, while reducing fixed costs such as occupancy costs of store and distribution facilities. Accordingly, as part of this plan, the Company is suspending further growth investment in its consumer business, and expects to close retail stores and distribution facilities that currently serve these stores. These actions are expected to be completed through 2028, and will result in the Company having a significantly smaller retail footprint. The Company is evaluating the retail store and distribution facilities that will be closed, as well as the timing of such closures, however it is generally understood that closures will approximate the store’s lease termination date.

Total cash restructuring costs related to the Optimize for Growth restructuring plan are estimated to be in the range of $185 million to $230 million, of which $25 million to $35 million are estimated to be termination benefits, which mainly consists of severance related to corporate employees, $125 million to $150 million are facility closure costs which mainly relate to retail store and distribution facility closures including severance for employees at these locations, and $35 million to $45 million are other costs which include contract termination costs and costs to facilitate the program. These cash expenditures will be funded with cash flows from operations. Non-cash restructuring costs related to the Optimize for Growth restructuring plan are expected to include impairments, accelerated depreciation, and gains and losses on sale of retail store assets and distribution facilities.

The Company closed nine retail stores in the first quarter of 2025 under this plan. In the first quarter of 2025, the Company incurred $48 million of restructuring costs associated with Optimize for Growth. Of these costs, $34 million represented retail store and distribution facility closure costs, which includes $26 million of severance costs related to retail store and distribution facility employees included in the plan. The restructuring costs also included $10 million severance related to corporate employees and $3 million of third-party professional fees to facilitate the program.

The Company made cash payments of $7 million associated with expenditures for Optimize for Growth in the first quarter of 2025.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Project Core

In March 2024, the Company’s Board of Directors approved a restructuring plan to redesign its company-wide low-cost business model approach and create further efficiencies in its business to lower costs (“Project Core”). Project Core will be completed in 2025, and the majority of the actions have been taken by the end of 2024. In the first quarter of 2025, the Company incurred $1 million of costs to facilitate the program, which was fully offset by $1 million in reversals of employee severance accruals due to changes in estimates. In the first quarter of 2024, the Company incurred $17 million of restructuring costs associated with Project Core. Of these costs, $11 million was severance and $6 million was costs to facilitate the program, which mainly consisted of third-party professional fees.

The Company made cash payments of $2 million associated with expenditures for Project Core in both of the first quarters of 2025 and 2024.

MERGER AND RESTRUCTURING ACCRUALS

The activity in the merger and restructuring accruals in the first quarter of 2025 is presented in the table below. Certain merger and restructuring charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

	Balance as of			Balance as of
	December 28,	Charges (credits)	Cash	March 29,
(In millions)	2024	Incurred	Payments	2025
Non-facility termination benefits:
Optimize for Growth	$—	$10	$(2)	$8
Project Core	7	(1)	(1)	5
Lease and contract obligations, accruals for facility closures including termination benefits and other costs:
Optimize for Growth	—	34	(4)	30
Maximize B2B Restructuring Plan	2	—	(1)	1
Total	$9	$43	$(8)	$44

Of these liabilities, $22 million are short-term and are included in Accrued expenses and other current liabilities, and $22 million are long-term and are included in Deferred income taxes and other long-term liabilities in the Condensed Consolidated Balance Sheets.

NOTE 3. SEGMENT INFORMATION

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

At March 29, 2025, the Company had three reportable segments:

ODP Business Solutions Division – The Company’s leading B2B distribution solutions provider serving small, medium, and enterprise level companies, including those in the public and education sectors. This segment operates in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. The ODP Business Solutions Division sells nationally branded, as well as the Company’s private branded, office supply and adjacency products and services to customers, who are served through a dedicated sales force, catalogs, telesales, and electronically through the Company’s Internet websites. Adjacency products and services include cleaning, janitorial and breakroom supplies, office furniture, technology products, and copy and print services. Starting in the first quarter of 2025, ODP Business Solutions Division expanded its hospitality supplies categories within its adjacency products. This segment also includes our Federation entities, which are over 20 regional office supply distribution businesses acquired by the Company as part of its transformation to expand its reach and distribution network into geographic areas that were previously underserved, and which continue to operate under their own brand names. The acquisition of these businesses has allowed for an effective and accretive means to expand our distribution reach, target new business customers, and grow our offerings beyond traditional office supplies.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Office Depot Division – The Company’s leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 857 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). The Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offering business services including copying, printing, digital imaging, mailing, shipping, and technology support services. In addition, the print needs of retail and business customers are facilitated through the Company’s regional print production centers.

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

The following tables present sales and operating income by each of the Divisions, reconciled to consolidated sales and income (loss) from continuing operations before income taxes. The tables also include significant expenses of the Divisions:

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Total
First Quarter of 2025
Sales (external)	$850	$832	$17	$1,699
Sales (internal)	2	6	1,135	1,143
Total sales	$852	$838	$1,152	$2,842

Reconciliation of revenue
Elimination of intersegment revenues				(1,143)
Total consolidated revenues				$1,699

Less:
Cost of goods (and occupancy costs)	733	620	1,129
Selling, general and administrative expenses	98	173	15
Division operating income	$21	$45	$8	$74

Reconciliation of segment profit (loss)
Less unallocated amounts:
Selling, general and administrative expenses				20
Asset impairments				38
Merger and restructuring expenses, net				48
Other expense				7
Loss from continuing operations before income taxes				$(39)

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Total
First Quarter of 2024
Sales (external)	$923	$937	$9	$1,869
Sales (internal)	3	7	1,235	1,245
Total sales	$926	$944	$1,244	$3,114

Reconciliation of revenue
Elimination of intersegment revenues				(1,245)
Total consolidated revenues				$1,869

Less:
Cost of goods (and occupancy costs)	790	701	1,215
Selling, general and administrative expenses	105	193	20
Division operating income	$31	$50	$9	$90

Reconciliation of segment profit (loss)
Less unallocated amounts:
Selling, general and administrative expenses				23
Asset impairments				6
Merger and restructuring expenses, net				20
Other expense				2
Income from continuing operations before income taxes				$39

The following table provides information about disaggregated sales by major categories:

	First Quarter
(In millions)	2025	2024
Major sales categories
Supplies	$844	$929
Technology	474	529
Furniture and other	234	253
Copy and print	147	158
Total	$1,699	$1,869

The following table provides information about assets by each of the Divisions, reconciled to consolidated totals:

(In millions)	Balance as of March 29, 2025	Balance as of December 28, 2024
ODP Business Solutions Division	$727	$686
Office Depot Division	1,129	1,197
Veyer Division	1,060	1,101
Corporate	551	545
Total	$3,467	$3,529

The following table provides information about depreciation and amortization by each of the Divisions, reconciled to consolidated totals:

	First Quarter
(In millions)	2025	2024
ODP Business Solutions Division	$5	$5
Office Depot Division	10	11
Veyer Division	9	8
Corporate	3	1
Total	$27	$25

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The components of goodwill by segment are as follows:

(In millions)	Balance as of March 29, 2025	Balance as of December 28, 2024
ODP Business Solutions Division	$157	$157
Office Depot Division	219	219
Veyer Division	35	35
Total	$411	$411

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. Each reportable segment also represents a reporting unit.

The approval of the Optimize for Growth restructuring plan in the first quarter of 2025 will have a significant impact on the Company’s current and projected future results of operations, most notably for its Office Depot reporting unit where the retail store footprint will be significantly reduced by the end of 2028. The Company determined that an indicator of potential impairment existed for the Office Depot reporting unit and performed an interim quantitative goodwill impairment test in the first quarter of 2025. The quantitative test used the income approach valuation methodology and concluded that the fair value of the Office Depot reporting unit exceeds its carrying amount. There were no events or changes in circumstances that indicate an impairment may have occurred for the other reporting units during the first quarter of 2025. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level. If the operating results of the Company’s reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in goodwill impairment charges.

NOTE 4. INCOME TAXES

The Company’s effective tax rate was 26% for the first quarter of 2025 and 21% for the first quarter of 2024. For the first quarter of 2025, the Company’s effective tax rate was driven by the recognition of a tax shortfall associated with stock-based compensation awards year-to-date and payment of U.S. withholding tax on foreign interest, offset by the recognition of 2021 Research and Development tax credits. For the first quarter of 2024, the Company’s effective tax rate was primarily impacted by a tax benefit associated with stock-based compensation awards year-to-date and the settlement of an uncertain tax position for less than the reserve. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rate for the first quarter of 2025 to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 5. EARNINGS (LOSS) PER SHARE

The following table represents the calculation of earnings and loss per common share – basic and diluted:

	First Quarter
(In millions, except per share amounts)	2025	2024
Basic Earnings (Loss) Per Share
Numerator:
Net income (loss) from continuing operations	$(29)	$31
Loss from discontinued operations, net of tax	—	(16)
Net income (loss)	$(29)	$15
Denominator:
Weighted-average shares outstanding	30	37
Basic earnings (loss) per share
Continuing operations	$(0.97)	$0.86
Discontinued operations	—	(0.44)
Net basic earnings (loss) per share	$(0.97)	$0.42
Diluted Earnings (Loss) Per Share
Numerator:
Net income (loss) from continuing operations	$(29)	$31
Loss from discontinued operations, net of tax	—	(16)
Net income (loss)	$(29)	$15
Denominator:
Weighted-average shares outstanding	30	37
Effect of dilutive securities:
Stock options and restricted stock	—	1
Diluted weighted-average shares outstanding	30	38
Diluted earnings (loss) per share
Continuing operations	$(0.97)	$0.83
Discontinued operations	—	(0.43)
Net diluted earnings (loss) per share	$(0.97)	$0.40

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were 1 million in the first quarter of 2025, and less than 1 million in the first quarter of 2024, but they were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

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

As provided by the Fourth Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, and the cash value of company-owned life insurance policies. In the first quarter of 2025, the Company elected to draw down $201 million under the Fourth Amended Credit Agreement for working capital management. Of the amount outstanding, $219 million was repaid in the first quarter of 2025, resulting in $142 million of revolving loans outstanding under the Revolving Loan Facility at March 29, 2025. At March 29, 2025, the Company had $41 million of outstanding standby letters of credit and $468 million of available credit under the Fourth Amended Credit Agreement. The Company was in compliance with all applicable covenants at March 29, 2025.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 28, 2024	$(38)	$(86)	$(124)
Other comprehensive income (loss) activity	3	(2)	1
Balance at March 29, 2025	$(35)	$(88)	$(123)

TREASURY STOCK

In February 2024, the Company’s Board of Directors approved a stock repurchase program of up to $1 billion, available through March 31, 2027 which replaced the then existing $1 billion stock repurchase program. The Company did not repurchase any shares of its common stock in the first quarter of 2025. As of March 29, 2025, $725 million remains available for stock repurchases under the current stock repurchase program.

The current authorization may be suspended or discontinued at any time. The exact timing of share repurchases will depend on market conditions and other factors, and will be funded through available cash balances. Considering the ongoing macroeconomic environment and the Company’s operating results in the first quarter of 2025, the Company expects to continue to substantially moderate the pace of stock repurchases in the near-term.

At March 29, 2025, there were 38 million shares of common stock held in treasury. The Company’s Fourth Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 6 for additional information about the Company’s compliance with covenants.

DIVIDENDS ON COMMON STOCK

The Company did not declare any cash dividends in the first quarter of 2025. The Company does not anticipate declaring cash dividends in the foreseeable future. The Company’s Fourth Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 6 for additional information about the Company’s compliance with covenants.

NOTE 8. EMPLOYEE BENEFIT PLANS

Net periodic pension cost (benefit) for the North America and UK pension plans and other postretirement benefit plans (the “Plans”) are recorded at the Corporate level. The service cost for the Plans are reflected in Selling, general and administrative expenses, and the other components of net periodic pension cost (benefit) are reflected in Other income, net, in the Condensed Consolidated Statements of Operations.

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – NORTH AMERICA

The components of net periodic pension cost (benefit) for the Company’s North America pension plans are as follows:

	First Quarter
(In millions)	2025	2024
Interest cost	$7	$7
Expected return on plan assets	(6)	(7)
Net periodic pension cost (benefit)	$1	$—

The North America qualified pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at March 29, 2025 and December 28, 2024. The North America nonqualified pension plan is in a net liability position and included in Pension and postretirement obligations, net in the Condensed Consolidated Balance Sheets at March 29, 2025 and December 28, 2024. In the first quarter of 2025, $1 million of cash contributions were made to the North America pension plans. The Company expects to make additional cash contributions of $1 million to the North America pension plans during the remainder of 2025.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

PENSION PLAN – UNITED KINGDOM

The components of net periodic pension cost for the Company’s pension plan in the UK are as follows:

	First Quarter
(In millions)	2025	2024
Interest cost	$2	$2
Expected return on plan assets	(1)	(1)
Net periodic pension cost	$1	$1

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

The UK pension plan is in a net liability position and included in Pension and postretirement obligations, net in the Condensed Consolidated Balance Sheets at March 29, 2025 and December 28, 2024. The Company is no longer required to make cash contributions to the UK pension plan after reaching an agreement with UK pension trustees in August 2024.

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

RECURRING FAIR VALUE MEASUREMENTS

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments, which may be entered into to mitigate risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. The Company did not have derivative financial instruments during the first quarter of 2025.

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the first quarter of 2025, the Company recognized asset impairment charges of $38 million, which include impairments resulting from the approval of the Optimize for Growth restructuring plan. Of these asset impairment charges, $28 million related to the impairment of operating lease right-of-use (“ROU”) assets associated with the Company’s retail store locations, $2 million related to the impairment of operating lease ROU assets associated with the Company’s supply chain facilities, $5 million related to impairment of software, and the remaining $3 million related to the impairment of fixed assets. In the first quarter of 2024, the Company recognized asset impairment charges of $6 million. Of these asset impairment charges, $5 million was related to the impairment of operating lease ROU assets associated with the Company’s retail store locations, with the remainder relating to impairment of fixed assets. All impairment charges discussed in the sections below are presented in Asset impairments in the Condensed Consolidated Statements of Operations.

The Company regularly reviews retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses input from retail operations and accounting and finance personnel. These inputs include management’s best estimates of retail store-level sales, gross margins, direct expenses,

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows that can naturally include judgments about how current initiatives will impact future performance. The assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of the Company’s Optimize for Growth restructuring plan, including the probability of closure at the retail store level. While it is generally understood that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. These assumptions reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives.

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired if necessary and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the first quarter of 2025 impairment calculation were discounted at a weighted average discount rate of 7%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There are uncertainties regarding the impact of supply chain and macroeconomic conditions on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the first quarter of 2025, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets. As described above, the Company incurred a $5 million impairment charge on a software asset related to its retail business. The Company did not identify impairment indicators for any other long-lived assets as of March 29, 2025, and as a result, there were no additional associated impairment charges.

The Company’s assets held for sale as of both March 29, 2025 and December 28, 2024 consisted of a $6 million land asset.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	March 29,		December 28,
	2025		2024
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Company-owned life insurance	$131	$131	$132	$132
Financial liabilities:
Long-term debt:
Revolving Loan Facility loans under the Fourth Amended Credit Agreement, due 2029	142	142	160	160
Revenue bonds, due in varying amounts periodically through 2029	75	76	75	76
American & Foreign Power Company, Inc. 5% debentures, due 2030	16	15	16	16

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

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending, threatened and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations, or cash flows; however, the Company has made provision for losses with respect to the pending proceedings. Additionally, as of March 29, 2025, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For all of the above-mentioned liabilities, the Company’s combined estimated range of reasonably possible losses was approximately $15 million to $25 million. The Company regularly monitors its estimated exposure to contingent liabilities. As additional information becomes known, these estimates may change.

NOTE 11. DISCONTINUED OPERATIONS

The Varis Division disposal group met the accounting criteria to be classified as held for sale as of April 2024 and was sold on October 18, 2024 to an affiliate of Arising Ventures, a third party. The Company retained a minority interest of 19.9% after the sale. The disposition represented a strategic shift that had a major impact on the Company’s operations and financial statements. Under the terms of the related stock purchase agreement, the Company was to fund up to $4 million of expenses that may be incurred by Varis following the transaction date until December 31, 2025, and has no further obligations to contribute capital to Varis. During the first quarter of 2025, the Company made $2 million of cash payments related to this obligation, which was in addition to $2 million funded in 2024. As of March 29, 2025, the remaining funding obligation is less than $1 million. The terms of the sale did not result in a materially different impact than previously estimated on the Company’s financial statements. The Company deconsolidated its Varis Division effective October 18, 2024 by removing the associated assets and liabilities held for sale on its balance sheet. The Company will account for its retained minority interest of 19.9% in Varis as an equity method investment going forward.

Restructuring expenses incurred by the Varis Division, which were previously presented as Corporate expenses, are included in the measurement and presentation of discontinued operations for all periods presented.

The following table represents a reconciliation of the major components of discontinued operations, net of tax, as presented in the Condensed Consolidated Statement of Operations. The Company did not have any financial results related to discontinued operations on its Condensed Consolidated Statement of Operations in the first quarter 2025.

First Quarter
(In millions)	2024
Major components of discontinued operations before income taxes:
Sales	$2
Cost of goods and occupancy costs	—
Gross profit	2
Selling, general and administrative expenses	16
Merger and restructuring expenses, net	8
Operating loss	(22)
Other expense:
Loss from major components of discontinued operations before income taxes	(22)
Loss from discontinued operations before income taxes	(22)
Income tax benefit	(6)
Discontinued operations, net of tax	$(16)

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The Company had previously sold its CompuCom Division on December 31, 2021, through a transaction that was structured and accounted for as an equity sale. The Company did not have any financial results related to discontinued operations of the CompuCom Division on its Condensed Consolidated Statements of Operations for the periods presented. As of March 29, 2025, the Company has a promissory note from the purchaser of the CompuCom Division, with a principal balance of $59 million and paid-in-kind interest of $12 million, due in full on June 30, 2027. In addition, the Company has a $9 million receivable related to an earn-out provision included in the securities purchase agreement. The promissory note and the earn-out are non-current receivables as of March 29, 2025.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the Company’s ability to achieve its strategic plans, including the benefits related to Optimize for Growth, Project Core and other strategic restructurings or initiatives, liquidity, suppliers, consumers, customers, and employees, disruptions or inefficiencies in our supply chain, uncertainties arising from conflicts including the conflicts in Russia-Ukraine and in the Middle East, and macroeconomic drivers and their effect on the U.S. economy, changes in trade policy and tariffs, changes in worldwide and U.S. economic conditions including higher interest rates that materially impact consumer spending and employment and the demand for our products and services, and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth herein under “Risk Factors,” found in Other Information which supplements our discussion of “Risk Factors” within Other Key Information in our Annual Report on Form 10-K filed on February 26, 2025 (the “2024 Form 10-K”) with the SEC, Forward-Looking Statements, found in our 2024 Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist readers in better understanding and evaluating our financial condition and results of operations. We recommend reading this MD&A in conjunction with our Condensed Consolidated Financial Statements and the Notes to those statements included in the “Financial Statements” section of this Quarterly Report on Form 10-Q, as well as our 2024 Form 10-K.

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

As of March 29, 2025, our operations are organized into three reportable segments (or “Divisions”), as described below. We sold our Varis Division on October 18, 2024 to an affiliate of Arising Ventures, a third party, while retaining a minority interest of 19.9% after the sale. Accordingly, that business is presented as discontinued operations. Refer to Note 11. “Discontinued Operations” in Notes to Condensed Consolidated Financial Statements for additional information.

ODP Business Solutions Division – Our leading B2B distribution solutions provider serving small, medium, and enterprise level companies, including those in the public and education sectors. This segment operates in the United States, Puerto Rico, the U.S. Virgin Islands, and Canada. The ODP Business Solutions Division sells nationally branded, as well as our private branded, office supply and adjacency products and services to customers, who are served through a dedicated sales force, catalogs, telesales, and electronically through our Internet websites. Adjacency products and services include cleaning, janitorial and breakroom supplies, office furniture, technology products, and copy and print services. Starting in the first quarter of 2025, ODP Business Solutions Division expanded its hospitality supplies categories within its adjacency products. This segment also includes our Federation entities, which are over 20 regional office supply distribution businesses acquired by us as part of our transformation to expand our reach and distribution network into geographic areas that were previously underserved, and which continue to operate under their own brand names. The acquisition of these businesses has allowed for an effective and accretive means to expand our distribution reach, target new business customers, and grow our offerings beyond traditional office supplies.

Office Depot Division – Our leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 857 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). Our Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offering business services including copying, printing, digital imaging, mailing, shipping, and technology support services. In addition, the print needs of retail and business customers are facilitated through our regional print production centers.

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

RECENT DEVELOPMENTS

On April 2, 2025, the U.S. government announced additional tariffs on goods imported to the U.S. Our Veyer Division sources the majority of our products directly, as well as indirectly through its vendor relationships, from China and other countries in the Asia region that could be impacted by potential new tariffs. Accordingly, we are closely monitoring the potential changes in trade policy and tariffs, and continue to analyze the impact of tariffs on our business and actions we can take to mitigate their impact. These actions include sourcing products outside of countries most impacted by tariffs, implementing strategic pricing initiatives to maintain margins and, where possible, finding alternative brands for products to minimize tariff exposure. While we do have strategies to mitigate their impact, these new tariffs could have a material impact to our results of operations in 2025 through changes in demand and potentially recessionary macroeconomic conditions. Refer to our risk factors in “Risk Factors” within Other Key Information in our 2024 Form 10-K for further information on risks related to global sourcing activities and changes in trade policy.

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 13-week period ended March 29, 2025 (also referred to as the “first quarter of 2025”) and March 30, 2024 (also referred to as the “first quarter of 2024”).

Our consolidated sales were lower by $170 million, or 9%, in the first quarter of 2025 compared to the same period in the prior year. Sales in our ODP Business Solutions Division decreased $73 million, or 8%, as compared to the same period in the prior year. Our ODP Business Solutions Division experienced decreased sales across a majority of its product categories, primarily in furniture, technology and supplies. This was driven by lower demand from business-to-business customers, due to reduced spending, and fewer customers. Sales in our Office Depot Division decreased $105 million, or 11%, as compared to the same period in the prior year, mainly as a result of planned store closures and lower demand at our retail stores and eCommerce platform. The sales decline was across the majority of Office Depot Division’s product categories. The contribution of our Veyer Division to consolidated sales was not material.

Sales (External)	First Quarter
(In millions)	2025	2024	Change
ODP Business Solutions Division	$850	$923	(8)%
Office Depot Division	832	937	(11)%
Veyer Division	17	9	89%
Total	$1,699	$1,869	(9)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•
Total gross profit decreased $48 million, or 12% in the first quarter of 2025 when compared to the same period in 2024. Our Office Depot Division, ODP Business Solutions Division, and Veyer Division had $25 million, $17 million, and $6 million lower gross profit, respectively. The decreases in gross profit in the first quarter of 2025 were mainly due to the flow through impact of lower sales and decrease in gross margin.
•
Total gross margin for the first quarter of 2025 was 21%. Total gross margin for the first quarter of 2024 was 22%. The decrease in gross margin is mainly the result of deleveraging of supply chain and occupancy costs, slightly offset by higher product margin. Our supply chain and occupancy costs have increased in the first quarter of 2025 as a percentage of sales, including transportation, facility and store rents, and utilities.
•
Total selling, general, and administrative expenses decreased $35 million in the first quarter of 2025, when compared to the same period in 2024. This decrease in the first quarter of 2025 was driven by decreases of $20 million in our Office Depot Division, $7 million in our ODP Business Solutions Division, and $5 million in our Veyer Division. The remaining decrease for the period is attributable to lower corporate expenses. Selling, general, and administrative expenses as a percentage of total sales was 18% in the first quarter of 2025 and flat compared to the same period in the prior year.
•
We recorded $38 million of asset impairment charges in the first quarter of 2025, primarily related to the impairment of operating lease right-of-use (“ROU”) assets associated with our retail store locations and certain supply chain facilities, with the remainder relating to the impairment of software and fixed assets. Refer to Note 9. “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements for additional information.

•
Our merger and restructuring expenses, net were $48 million in the first quarter of 2025. The expenses in the period related to restructuring activities associated with the Optimize for Growth plan. Refer to Note 2. “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements for additional information.
•
Our effective tax rate was 26% for the first quarter of 2025 and 21% for the first quarter of 2024. For the first quarter of 2025, our effective tax rate was driven by the recognition of a tax shortfall associated with stock-based compensation awards year-to-date and payment of U.S. withholding tax on foreign interest, offset by the recognition of 2021 Research and Development tax credits. Refer to Note 4. “Income Taxes” in Notes to Condensed Consolidated Financial Statements for additional information.
•
Diluted loss per share from continuing operations was $(0.97) in the first quarter of 2025 compared to diluted earnings per share from continuing operations of $0.83 in the first quarter of 2024. The decrease in the first quarter of 2025 compared to the same period in the prior year is due to lower net income, partially offset by the impact of lower weighted average shares. Refer to Note 5. “Earnings (Loss) Per Share” in Notes to Condensed Consolidated Financial Statements for additional information.
•
There was no diluted loss per share from discontinued operations in the first quarter of 2025, compared to diluted loss per share from discontinued operations of $(0.43) in the first quarter of 2024.
•
Net diluted loss per share was $(0.97) in the first quarter of 2025 compared to net diluted earnings per share of $0.40 in the first quarter of 2024.
•
We did not repurchase any shares of our common stock in the first quarter of 2025. As of March 29, 2025, $725 million remains available for stock repurchases under the current stock repurchase program.
•
At March 29, 2025, we had $185 million in cash and cash equivalents and $468 million of available credit under the Fourth Amended Credit Agreement, for a total liquidity of $653 million. Cash provided by operating activities of continuing operations was $57 million the first quarter of 2025 compared to $44 million in the first quarter of 2024. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

ODP BUSINESS SOLUTIONS DIVISION

	First Quarter
(In millions)	2025	2024
Sales (external)	$850	$923
Sales (internal)	$2	$3
% change of total sales	(8)%	(8)%
Division operating income	$21	$31
% of total sales	2%	3%

Sales in our ODP Business Solutions Division decreased $74 million, or 8% in the first quarter of 2025, compared to the corresponding period in 2024. During the first quarter of 2025, our ODP Business Solutions Division experienced decreased sales across a majority of its product categories, primarily in furniture, technology, and supplies, compared to the corresponding period in 2024. This was driven by lower demand from business-to-business customers, due to reduced spending and fewer customers. In the first quarter of 2025, our ODP Business Solutions Division expanded its hospitality supplies category, which had higher sales compared to the corresponding period in 2024. However, sales in this category were not yet material due to initial lead time with new customers from the hospitality industry. We expect sales in this category to continue increasing in the second half of 2025.

Sales include internal sales of $2 million and $3 million in the first quarter of 2025 and the first quarter of 2024, respectively, which relate to ODP Business Solutions Division customers’ transactions held at Office Depot Division retail store locations. Internal sales are eliminated upon consolidation.

Sales in our ODP Business Solutions Division could continue to be adversely impacted in the near term due to macroeconomic factors that continue to weigh on the U.S. economy, which can materially impact spending by our business-to-business customers and the demand for our products and services.

Our ODP Business Solutions Division operating income was $21 million in the first quarter of 2025, which decreased 32% as compared to $31 million in the first quarter of 2024. Operating income as a percentage of sales decreased 80 basis points in the first quarter of 2025 compared to the corresponding period in 2024. The reduction in operating income was mainly due to the flow through impact of lower sales, as well as an 80 basis point lower gross margin rate primarily due to deleveraging in supply chain costs, which resulted in $17 million lower gross profit. The decrease in gross profit was partially offset by $7 million lower selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales was flat compared to the corresponding period in the prior year.

OFFICE DEPOT DIVISION

	First Quarter
(In millions)	2025	2024
Sales (external)	$832	$937
Sales (internal)	$6	$7
% change of total sales	(11)%	(14)%
Division operating income	$45	$50
% of total sales	5%	5%
Change in comparable store sales	(5)%	(10)%

Sales in our Office Depot Division decreased $106 million, or 11%, in the first quarter of 2025, compared to the corresponding period in 2024. The largest drivers of our product sales decline for the first quarter of 2025 were planned store closures and lower demand at our retail stores and eCommerce platform. The sales decline in the first quarter of 2025 was across the majority of our product categories. The demand for these categories was mainly impacted by reduced spending of our customers due to macroeconomic factors affecting the U.S. economy. We believe sales in our Office Depot Division may continue to be adversely impacted in the near term and potentially longer related to numerous factors, among others, a weaker U.S. economy that materially impact consumer spending and the demand for our products and services, and increasing competitive pressures.

Sales include internal sales of $6 million and $7 million in the first quarter of 2025 and the first quarter of 2024, respectively, which relate to print services provided to the ODP Business Solutions Division as well as internal service fees for providing buy online, pick up in store (“BOPIS”) transactions to ODP Business Solutions Division customers. Internal sales are eliminated upon consolidation.

Sales generated through our eCommerce platform include online sales fulfilled through warehouses, BOPIS transactions, online orders shipped from store, and same day delivery orders fulfilled with retail store inventory. These sales represented 28% of Office Depot Division’s total sales in the first quarter of 2025, as compared to 32% of total sales in the comparable prior period.

Comparable store sales decreased 5% in the first quarter of 2025, which demonstrated an improvement over the 10% decrease in the corresponding period in 2024. The decrease in the first quarter of 2025 reflects lower store traffic, partially offset by higher average order values. The average order value improved as a result of targeted promotions to customers and effective price management. Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes or natural disasters, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods but may differ from measures used by other companies.

Our Office Depot Division operating income was $45 million in the first quarter of 2025, which decreased 10% as compared to $50 million in the first quarter of 2024. Operating income as a percentage of sales remained flat in the first quarter of 2025 compared to the corresponding period in 2024. The reduction in operating income was mainly due to the flow through impact of lower sales, slightly offset by a 30 basis point higher gross margin rate, which together resulted in a decrease in gross profit of $25 million. The decrease in gross profit was partially offset by $20 million lower selling, general and administrative expenses, which was driven by store closures as part of the Maximize B2B restructuring plan, and other initiatives to reduce costs as our retail footprint is reduced. Selling, general and administrative expenses as a percentage of sales were 30 basis points higher due to deleveraging from lower sales.

As of March 29, 2025, our Office Depot Division operated 857 retail stores in the United States, Puerto Rico, and the U.S. Virgin Islands compared to 903 stores at the end of the first quarter of 2024. Charges associated with store closures as part of a restructuring plan are reported as appropriate in Asset impairments and Merger and restructuring expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail store and distribution center assets and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to the “Corporate” section below for additional information of expenses incurred to date.

VEYER DIVISION

	First Quarter
(In millions)	2025	2024
Sales (external)	$17	$9
Sales (internal)	$1,135	$1,235
% change of total sales	(7)%	(12)%
Division operating income	$8	$9
% of total sales	1%	1%

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

In the first quarter of 2025 and the first quarter of 2024, $537 million and $586 million of internal sales are to the Office Depot Division, and $598 million and $649 million are to the ODP Business Solutions Division, respectively. The decrease in internal sales to the Office Depot Division is related to the decline in customer demand at our retail stores and eCommerce platform, which is discussed further in the Office Depot Division section above. The decrease in internal sales to the ODP Business Solutions Division is related to reduced demand experienced by ODP Business Solutions Division during the first quarter of 2025, which is discussed further in the ODP Business Solutions Division section above.

External sales represent supply chain services provided to third parties, as well as product sales by our Asia sourcing operation to third parties. The $8 million increase in external sales in the first quarter of 2025 compared to the corresponding period of 2024 was driven by more new third-party customers for which we provided supply chain services.

Our Veyer Division operating income was $8 million in the first quarter of 2025 compared to $9 million in the first quarter of 2024. The year-over-year decrease of $1 million was mainly driven by the flow through impact of lower internal sales. The impact of sales to third parties on operating income was flat in the first quarter of 2025 compared to the first quarter of 2024, mainly due to higher supply chain expenses.

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

Asset impairments

We recognized asset impairment charges of $38 million in the first quarter of 2025 which include impairments resulting from the approval of the Optimize for Growth restructuring plan. Of these asset impairment charges, $28 million related to the impairment of operating lease ROU assets associated with our retail store locations, $2 million related to the impairment of operating lease ROU assets associated with our supply chain facilities, $5 million related to impairment of software, and the remaining $3 million related to the impairment of fixed assets. We recognized asset impairment charges of $6 million in the first quarter of 2024. Of these asset impairment charges, $5 million was related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder relating to impairment of fixed assets.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In the first quarter of 2025, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our Optimize for Growth restructuring plan, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period, and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value.

We test our goodwill and indefinite-lived intangible assets for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. The approval of the Optimize for Growth restructuring plan in the first quarter of 2025 will have a significant impact on our current and projected future results of operations, most notably for our Office Depot reporting unit where the retail store footprint will be significantly reduced by the end of 2028. We determined that an indicator of potential impairment existed for the Office Depot reporting unit and performed an interim quantitative goodwill impairment test in the first quarter of 2025. The quantitative test used the income approach valuation methodology and concluded that the fair value of our Office Depot reporting unit exceeds its carrying amount. There were no events or changes in circumstances that indicate an impairment may have occurred for the other reporting units during the first quarter of 2025. We will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of our reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in goodwill impairment charges. Further, while we are currently in a strong liquidity and capital position, a significant deterioration may have a material impact on our liquidity and capital in future periods.

Merger and restructuring expenses, net

We have taken actions to optimize our asset base and drive operational efficiencies. These actions include closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions, and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger and restructuring expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income.

In February 2025, our Board of Directors approved a restructuring plan to realign our organizational structure, product assortments, and capital resources to strategically position us to pursue higher growth opportunities in the business-to-business (“B2B”) market (“Optimize for Growth”). The plan aims to further expand our presence into new B2B market segments, including hospitality, healthcare and adjacent markets, as well as third-party logistics. In order to achieve these goals, the plan includes re-allocating capital towards investments in resources and infrastructure essential to drive the growth in the expanded B2B market, while reducing fixed costs such as occupancy costs of store and distribution facilities. Accordingly, as part of this plan, we are suspending further growth investment in our consumer business, and expect to close retail stores and distribution facilities that currently serve these stores. These actions are expected to be completed through 2028, and will result in a significantly smaller retail footprint. We are evaluating the retail store and distribution facilities that will be closed, as well as the timing of such closures, however it is generally understood that closures will approximate the store’s lease termination date.

Total cash restructuring costs related to the Optimize for Growth restructuring plan are estimated to be in the range of $185 million to $230 million, of which $25 million to $35 million are estimated to be termination benefits, which mainly consists of severance related to corporate employees, $125 million to $150 million are facility closure costs, which mainly relate to retail store and distribution facility closures including severance for employees at these locations, and $35 million to $45 million are other costs which include contract termination costs and costs to facilitate the program. These cash expenditures will be funded with cash flows from operations. Non-cash restructuring costs related to the Optimize for Growth restructuring plan could include impairments, as described above, accelerated depreciation, and gains and losses on sale of retail store assets and distribution facilities. These charges will be recorded as they become estimable or incurred.

In March 2024, our Board of Directors approved a restructuring plan to redesign our company-wide low-cost business model approach and create further efficiencies in its business to lower costs (“Project Core”). Project Core will be completed in 2025, and the majority of the actions have been taken by the end of 2024.

Merger and restructuring expenses, net were $48 million in the first quarter of 2025 compared to $20 million in the first quarter of 2024. Of the expenses in the first quarter of 2025, all $48 million relate to Optimize for Growth. Refer to Note 2 “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements for an additional analysis of these Corporate charges.

Unallocated Expenses

We allocate to our Divisions functional support expenses that are considered to be directly or closely related to segment activity. These allocated expenses are included in the measurement of Division operating income. Other companies may charge more or less for functional support expenses to their segments, and our results, therefore, may not be comparable to similarly titled measures used by other companies. The unallocated expenses primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, legal, audit and similar functions. Unallocated expenses were $20 million in the first quarter of 2025 compared to $23 million in the first quarter of 2024. The decrease in the first quarter of 2025 was primarily due to lower corporate payroll, professional fees, and legal expenses.

Other Income and Expense

	First Quarter
(In millions)	2025	2024
Interest income	$2	$3
Interest expense	(7)	(5)
Other expense, net	(2)	—

In May 2024, we entered into the Fourth Amended and Restated Credit Agreement, which provides for an $800 million asset-based revolving credit facility, maturing in May 2029. This agreement replaced our then existing amended and restated credit agreement, the Third Amended Credit Agreement, that was due to mature in April 2025. We recorded $3 million of interest expense in the first quarter of 2025 related to the Fourth Amended Credit Agreement. We recorded $1 million of interest expense in the first quarter of 2024 related to the Third Amended Credit Agreement. We also recorded interest expense related to our finance lease obligations and revenue bonds in all periods presented.

Other expense, net includes the pension cost related to the frozen OfficeMax pension and other benefit plans, as well as the pension cost related to the pension plan in the United Kingdom that has been retained by us in connection with the sale of the European Business.

Income Taxes

Our effective tax rate was 26% for the first quarter of 2025 and 21% for the first quarter of 2024. For the first quarter of 2025, our effective tax rate was driven by the recognition of a tax shortfall associated with stock-based compensation awards year-to-date and payment of U.S. withholding tax on foreign interest, offset by the recognition of 2021 Research and Development tax credits. For the first quarter of 2024, our effective tax rate was primarily impacted by a tax benefit associated with stock-based compensation awards year-to-date and the settlement of an uncertain tax position for less than the reserve. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rate for the first quarter of 2025 to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At March 29, 2025 and December 28, 2024, we had $185 million and $166 million in cash and cash equivalents, respectively, and $468 million and $478 million of available credit under the Fourth Amended Credit Agreement, respectively, for a total liquidity of $653 million and $644 million at the end of each respective period. Despite the weaker global economic conditions and the uncertainties related to the current macroeconomic environment, we currently believe that based on our financial position, including our cash and cash equivalents on hand, availability of funds under the Fourth Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, and future acquisitions consistent with our strategic growth initiatives for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. From time to time, we may prepay outstanding debt and/or restructure or refinance debt obligations.

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

During the first quarter of 2025, we elected to draw down $201 million from the credit facilities under the Fourth Amended Credit Agreement for working capital management. Of the amount outstanding, $219 million was repaid in the first quarter of 2025, resulting in $142 million of revolving loans outstanding under the Revolving Loan Facility at March 29, 2025. Also, at March 29, 2025, we had $41 million of outstanding standby letters of credit and $468 million of available credit under the Fourth Amended Credit Agreement. We were in compliance with all applicable covenants at March 29, 2025.

Acquisitions and dispositions

We have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets in connection with our strategic transformation. Such transactions may be material and may involve cash, our securities or the incurrence of additional indebtedness.

Capital Expenditures

We estimate capital expenditures in 2025 to be up to approximately $72 million, which includes investments to support our business priorities. These expenditures will be funded through available cash on hand and operating cash flows.

Capital Return Programs – Share Repurchases and Dividends

In February 2024, our Board of Directors approved a stock repurchase program of up to $1 billion, available through March 31, 2027, which replaced the then existing $1 billion stock repurchase program. We did not repurchase any shares of our common stock in the first quarter of 2025. As of March 29, 2025, $725 million remains available for stock repurchases under the current stock repurchase program.

The current authorization may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors, and will be funded through available cash balances. Our Fourth Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements. The authorized amount under the stock repurchase program excludes fees, commissions, taxes or other expenses. Considering the ongoing macroeconomic environment and our operating results in the first quarter of 2025, we expect to continue to substantially moderate the pace of stock repurchases in the near-term.

We did not declare any cash dividends in the first quarter of 2025. We do not anticipate declaring cash dividends in the foreseeable future. Our Fourth Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

We will continue to evaluate our capital return programs as appropriate. Decisions regarding future share repurchases and dividends are within the discretion of our Board of Directors, and depend on a number of factors, including, general business and economic conditions, and other factors which are discussed in this discussion and analysis and “Risk Factors” within Other Key Information in our 2024 Form 10-K.

CASH FLOWS

Continuing Operations

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

	First Quarter
(In millions)	2025	2024
Operating activities of continuing operations	$57	$44
Investing activities of continuing operations	(12)	(30)
Financing activities of continuing operations	(24)	(113)

Operating Activities

Cash provided by operating activities of continuing operations was $57 million in the first quarter of 2025, compared to $44 million during the corresponding period in 2024. This increase in cash flows from operating activities was primarily driven by $54 million more cash flows from working capital partially offset by $34 million less net income after adjusting for non-cash charges and $7 million less usage of deferred tax assets. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. In the first quarter of 2025, the primary driver for higher cash flows from working capital was $90 million more cash flows from our trade payables and other liabilities and $2 million more cash flows from other current and noncurrent assets, partially offset by $28 million less cash flows from our receivables and $10 million less cash flows from our inventories. The changes in our payables and other liabilities and in other current and noncurrent assets are reflective of the timing of payments. The change in inventories is mainly attributable to purchase volume. The change in our receivables is due to lower sales on credit and timing.

For our accounting policy on cash management, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash used in investing activities of continuing operations was $12 million in the first quarter of 2025, compared to $30 million in the first quarter of 2024. The cash outflow in the first quarter of 2025 was driven by $21 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities, partially offset by $9 million proceeds from settlement of company owned life insurance contracts. The cash outflow in the first quarter of 2024 was driven by $31 million of capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities, partially offset by $1 million of proceeds from disposition of assets.

Financing Activities

Cash used in financing activities of continuing operations was $24 million in the first quarter of 2025, compared to $113 million in the first quarter of 2024. The cash outflow in the first quarter of 2025 primarily consisted of $219 million related to the repayment of the Revolving Loan Facility, $3 million of net payments on long- and short-term borrowings activity related to our debt, and $2 million share purchases for taxes, net of proceeds, for employee share-based transactions. These outflows were partially offset by $201 million draw down on the Revolving Loan Facility. The cash outflow in the first quarter of 2024 primarily consisted of $53 million related to the retirement of our FILO Term Loan Facility loans, $50 million in repurchases of common stock, including commissions, $6 million share purchases for taxes, net of proceeds, for employee share-based transactions, and $3 million of net payments on long- and short-term borrowings activity related to our debt.

Discontinued Operations

Cash used in operating and investing activities of discontinued operations is summarized as follows:

	First Quarter
(In millions)	2025	2024
Operating activities of discontinued operations	$—	$(6)
Investing activities of discontinued operations	(2)	(4)

Cash flows from operating activities of discontinued operations reflect cash movements between continuing operating and discontinued operating entities up until the sale of the Varis Division. All intercompany transactions between discontinued and continuing operating entities are eliminated in consolidation. As disclosed in Note 11. “Discontinued Operations,” in Notes to Condensed Consolidated Financial Statements, all discontinued operations were sold in 2024.

There was no cash flow related to operating activities of discontinued operations in the first quarter of 2025, compared to cash used in operating activities of discontinued operations of $6 million in the first quarter of 2024. Cash used in investing activities of discontinued operations was $2 million in the first quarter of 2025, compared to $4 million in the first quarter of 2024. The changes in operating and investing cash flows of discontinued operations in the comparative period were driven by the sale of our Varis Division on October 18, 2024.

NEW ACCOUNTING STANDARDS

For a description of new applicable accounting standards, refer to Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2024 Form 10-K, in Note 1 of the Notes to Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except for our accounting policy updates described in Note 1. “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting policies since December 28, 2024.

OTHER INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 29, 2025, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2024 Form 10-K.

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

Based on management’s evaluation, our principal executive officer and principal financial officers have concluded that, as of March 29, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 29, 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 10. “Contingencies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2024 Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2025, we did not repurchase any of our common stock in connection with the stock repurchase program that was approved by the Board of Directors in February 2024. As of March 29, 2025, $725 million remains available for stock repurchases under the current stock repurchase program.

The current authorization may be suspended or discontinued at any time. The stock repurchase authorization permits us to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The exact number and timing of stock repurchases will depend on market conditions and other factors and will be funded through available cash balances. Our Fourth Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements. The authorized amount under the stock repurchase program excludes fees, commissions, taxes or other expenses. Considering the ongoing macroeconomic environment and our operating results in the first quarter of 2025, we expect to continue to substantially moderate the pace of stock repurchases in the near-term.

We did not declare any cash dividends in first quarter of 2025 and do not anticipate declaring cash dividends in the foreseeable future. Our Fourth Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

OTHER INFORMATION

RULE 10B5-1 TRADING PLANS

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2025.

EXHIBITS

31.1	Certification of Principal Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.3	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

FORM 10-Q CROSS-REFERENCE INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ODP CORPORATION
(Registrant)

Date: May 7, 2025	By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ MAX W. HOOD
Max W. Hood
Senior Vice President and
Co-Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 7, 2025	By:	/s/ ADAM HAGGARD
Adam Haggard
Senior Vice President and
Co-Chief Financial Officer
(Principal Financial Officer)