Form 10-Q
period 2025-09-27
ODP Corp
filed 2025-11-05
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2025

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At October 29, 2025, there were 30,117,856 outstanding shares of The ODP Corporation Common Stock, $0.01 par value.

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

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Sales	$1,625	$1,780	$4,911	$5,367
Cost of goods and occupancy costs	1,294	1,416	3,910	4,252
Gross profit	331	364	1,001	1,115
Selling, general and administrative expenses	293	323	884	974
Asset impairments	8	7	49	21
Merger and restructuring (income) expenses, net	(4)	2	57	47
Legal matter monetization	—	(70)	—	(70)
Operating income	34	102	11	143
Other income (expense):
Interest income	3	2	8	7
Interest expense	(6)	(6)	(19)	(16)
Other income (expense), net	—	(3)	(6)	(4)
Income (loss) from continuing operations before income taxes	31	95	(6)	130
Income tax expense (benefit)	8	27	—	35
Net income (loss) from continuing operations	23	68	(6)	95
Discontinued operations, net of tax	—	(10)	—	(95)
Net income (loss)	$23	$58	$(6)	$—
Basic earnings (loss) per share
Continuing operations	$0.75	$2.06	$(0.21)	$2.72
Discontinued operations	—	(0.31)	—	(2.71)
Net basic earnings (loss) per share	$0.75	$1.75	$(0.21)	$0.01
Diluted earnings (loss) per share
Continuing operations	$0.72	$2.04	$(0.21)	$2.65
Discontinued operations	—	(0.31)	—	(2.64)
Net diluted earnings (loss) per share	$0.72	$1.73	$(0.21)	$0.01

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in The ODP Corporation Annual Report on Form 10-K filed on February 26, 2025 (the “2024 Form 10-K”).

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income (loss)	$23	$58	$(6)	$—
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	(5)	7	9	4
Pension valuation adjustments	3	(4)	(3)	(4)
Total other comprehensive income (loss), net of tax, where applicable	(2)	3	6	—
Comprehensive income (loss)	$21	$61	$—	$—

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2024 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	September 27,	December 28,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$182	$166
Receivables, net	474	466
Inventories	699	770
Prepaid expenses and other current assets	30	30
Current assets held for sale	6	6
Total current assets	1,391	1,438
Property and equipment, net	252	299
Operating lease right-of-use assets	803	954
Goodwill	412	411
Other intangible assets, net	45	48
Deferred income taxes	109	102
Other assets	267	277
Total assets	$3,279	$3,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$685	$697
Accrued expenses and other current liabilities	833	835
Income taxes payable	2	2
Short-term borrowings and current maturities of long-term debt	7	9
Total current liabilities	1,527	1,543
Deferred income taxes and other long-term liabilities	132	116
Pension and postretirement obligations, net	15	14
Long-term debt, net of current maturities	141	270
Operating lease liabilities, net of current portion	641	779
Total liabilities	2,456	2,722
Contingencies (Note 11)
Stockholders’ equity:
Common stock — authorized 80,000,000 shares of $0.01 par value; issued shares — 67,717,012 at September 27, 2025, and 67,414,115 at December 28, 2024; outstanding shares — 30,117,856 at September 27, 2025, and 29,814,959 at December 28, 2024	1	1
Additional paid-in capital	2,787	2,771
Accumulated other comprehensive loss	(118)	(124)
Accumulated deficit	(321)	(315)
Treasury stock, at cost — 37,599,156 shares at September 27, 2025 and December 28, 2024	(1,526)	(1,526)
Total stockholders’ equity	823	807
Total liabilities and stockholders’ equity	$3,279	$3,529

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2024 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	39 Weeks Ended
	September 27,	September 28,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(6)	$—
Loss from discontinued operations, net of tax	—	(95)
Net income (loss) from continuing operations	(6)	95
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79	73
Amortization of debt discount and issuance costs	1	1
Charges for losses on receivables and inventories	15	17
Asset impairments	49	21
Gain on disposition of assets, net	(17)	(1)
Compensation expense for share-based payments	19	23
Deferred income taxes and deferred tax asset valuation allowances	(7)	13
Changes in working capital and other operating activities	30	(117)
Net cash provided by operating activities of continuing operations	163	125
Net cash used in operating activities of discontinued operations	—	(23)
Net cash provided by operating activities	163	102
Cash flows from investing activities:
Capital expenditures	(45)	(72)
Businesses acquired, net of cash acquired	—	(11)
Proceeds from disposition of assets	24	1
Settlement of company-owned life insurance policies	19	4
Net cash used in investing activities of continuing operations	(2)	(78)
Net cash used in investing activities of discontinued operations	(2)	(7)
Net cash used in investing activities	(4)	(85)
Cash flows from financing activities:
Payments on credit facilities and debt retirement	(713)	(450)
Borrowings under credit facilities	585	520
Net payments on other long and short-term borrowings	(9)	(8)
Share purchases for taxes, net of proceeds from employee share-based transactions	(2)	(15)
Repurchase of common stock for treasury	(3)	(254)
Other financing activities	(2)	(7)
Net cash used in financing activities of continuing operations	(144)	(214)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(144)	(214)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	16	(198)
Cash, cash equivalents and restricted cash at beginning of period	171	395
Cash, cash equivalents and restricted cash at end of period	$187	$197
Supplemental information on non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$63	$202
Right-of-use assets obtained in exchange for new finance lease liabilities	6	9
Interest paid	18	13
Cash taxes paid, net	15	14

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2024 Form 10-K.

THE ODP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share amounts)

(Unaudited)

	39 Weeks Ended September 27, 2025
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Equity
Balance at December 28, 2024	67,414,115	$1	$2,771	$(124)	$(315)	$(1,526)	$807
Net loss	—	—	—	—	(29)	—	(29)
Other comprehensive income	—	—	—	1	—	—	1
Exercise and release of incentive stock (including income tax benefits and withholding)	259,169	—	(2)	—	—	—	(2)
Amortization of long-term incentive stock grants	—	—	7	—	—	—	7
Balance at March 29, 2025	67,673,284	$1	$2,776	$(123)	$(344)	$(1,526)	$784
Net income (loss)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	7	—	—	7
Exercise and release of incentive stock (including income tax benefits and withholding)	10,305	—	—	—	—	—	—
Amortization of long-term incentive stock grants	—	—	5	—	—	—	5
Balance at June 28, 2025	67,683,589	$1	$2,781	$(116)	$(344)	$(1,526)	$796
Net income	—	—	—	—	23	—	23
Other comprehensive loss	—	—	—	(2)	—	—	(2)
Exercise and release of incentive stock (including income tax benefits and withholding)	33,423	—	—	—	—	—	—
Amortization of long-term incentive stock grants	—	—	7	—	—	—	7
Other	—	—	(1)	—	—	—	(1)
Balance at September 27, 2025	67,717,012	$1	$2,787	$(118)	$(321)	$(1,526)	$823

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

The Condensed Consolidated Financial Statements as of September 27, 2025, and for the 13-week and 39-week periods ended September 27, 2025 (also referred to as the “third quarter of 2025” and “year-to-date 2025,” respectively), and September 28, 2024 (also referred to as the “third quarter of 2024” and “year-to-date 2024,” respectively) are unaudited. However, in management’s opinion, these Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

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

CASH MANAGEMENT

The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Amounts not yet presented for payment to zero balance disbursement accounts of $5 million and $16 million at September 27, 2025 and December 28, 2024, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

At September 27, 2025 and December 28, 2024, cash and cash equivalents held outside the United States amounted to $62 million and $55 million, respectively.

The Company has certain ongoing pension obligations related to its frozen defined benefit pension plan in the United Kingdom (“UK”). Restricted cash consists primarily of cash in bank committed to fund UK pension obligations based on the agreements that govern the UK pension plan. Restricted cash is valued at cost, which approximates fair value. Restricted cash was $5 million at September 27, 2025 and December 28, 2024, and is presented in Other assets.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

REVENUE AND CONTRACT BALANCES

The Company generates substantially all of its revenue from contracts with customers for the sale of products and services. Refer to Note 4 for information on revenue by reportable segment and major category. Contract balances primarily consist of receivables, assets related to deferred contract acquisition costs, liabilities related to payments received in advance of performance under the contract, and liabilities related to unredeemed gift cards and loyalty programs. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	September 27,	December 28,
(In millions)	2025	2024
Trade receivables, net	$353	$335
Short-term contract assets	4	4
Long-term contract assets	7	4
Short-term contract liabilities	22	26

The Company recognized revenues of $13 million and $12 million year-to-date 2025 and 2024, respectively, which are included in the short-term contract liability balance at the beginning of each respective period.

VENDOR FINANCING PROGRAMS

The Company maintains financing agreements with third-party financial institutions through which its vendors, at their sole discretion, may elect to sell their receivables due from the Company to third-party financial institutions at terms negotiated amongst them. The Company’s obligations for applicable vendor invoices, including amounts due and scheduled payment terms, are not changed, and payments related to these obligations are remitted to third-party financial institutions instead of vendors. The Company does not pledge any assets or provide any guarantees to any third party in connection with these financing arrangements. These arrangements have no cost to the Company and do not impact its profitability or working capital. The outstanding amounts due to the third-party financial institutions related to vendors participating in these financing arrangements was $31 million at September 27, 2025 and $24 million at December 28, 2024 and are included within Accounts payable.

LEGAL MATTER MONETIZATION

In the third quarter of 2024, the Company recognized $70 million of income in its Condensed Consolidated Statement of Operations related to legal matter monetization where the Company was engaged in legal proceedings as a plaintiff. The related proceeds were received in the fourth quarter of 2024.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 2. MERGER AGREEMENT

On September 22, 2025, the Company entered into a definitive agreement (“Merger Agreement”) to be acquired by an affiliate of Atlas Holdings, which owns and operates a global family of manufacturing and distribution businesses. Under the terms of the Merger Agreement, each share of common stock, $0.01 par value, of the Company that is issued and outstanding at the date of the Merger Agreement (other than Cancelled Shares and Dissenting Shares, each as defined in the Merger Agreement) will be converted into the right to receive $28.00 per share in cash (the “Merger Consideration”) at closing. Each outstanding and unexercised option to purchase common stock will be cancelled for no consideration. Each outstanding (and, if applicable, unsettled) award of restricted stock units that is subject to time-based or performance-based vesting conditions will either vest or be converted into a cash award at the Merger Consideration amount at closing, in each case pursuant to the terms of the Merger Agreement. The Merger Agreement includes customary representations, warranties and conditions, including termination fees payable under certain conditions if the transaction fails to close. The transaction has been approved by the Company’s Board of Directors and the completion of the Merger is subject to customary closing conditions including, among others, the approval of the Company’s stockholders and certain regulatory approvals. The transaction is anticipated to close before the end of 2025. Refer to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 27, 2025, as may be amended from time to time, for additional information about the transaction. It cannot be guaranteed that the acquisition will be completed or that, if completed, it will be on the terms as set forth in the Merger Agreement. If completed, The ODP Corporation will become a privately held company, and shares of its common stock will no longer be listed on the NASDAQ stock market. The Company has incurred $8 million of expenses related to this acquisition in the third quarter and year-to-date 2025. Refer to Note 3 for further information on these costs.

NOTE 3. MERGER AND RESTRUCTURING ACTIVITY

The Company has taken actions to optimize its asset base and drive operational efficiencies. These actions include closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger and restructuring (income) expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income. The table below summarizes the major components of Merger and restructuring (income) expenses, net.

	Third Quarter		Year-to-Date
(In millions)	2025	2024	2025	2024
Merger and transaction related expenses
Transaction and integration	$8	$(1)	$8	$(1)
Total Merger and transaction related expenses	8	(1)	8	(1)
Restructuring expenses
Non-facility termination benefits	—	(1)	12	25
Professional fees	1	—	5	14
Facility closure and termination benefits, contract termination, and other expenses, net	(13)	4	32	9
Total Restructuring expenses, net	(12)	3	49	48
Total Merger and restructuring (income) expenses, net	$(4)	$2	$57	$47

MERGER AND TRANSACTION RELATED EXPENSES

Transaction and integration expenses include legal, accounting, and other third-party expenses incurred in connection with acquisitions. In the third quarter and year-to-date 2025, the Company had transaction and integration expenses of $8 million, which consisted of third-party professional fees, including advisory and legal fees, related to the acquisition of the Company by an affiliate of Atlas Holdings. Additionally, the Company had transaction and integration income of $1 million related to the reversal of an earnout accrual from a prior acquisition, which was offset by legal fees year-to-date 2025. In the third quarter and year-to-date 2024, the Company recognized transaction and integration expenses of $1 million related to the acquisition of the small independent regional office supply distribution business in Canada, and reversed a $2 million earnout payment accrual related to a prior acquisition.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

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

The Company closed 12 and 44 retail stores in the third quarter and year-to-date 2025, respectively, under this plan. The Company also closed one distribution facility and 15 satellite locations in the third quarter of 2025, and four distribution facilities and 16 satellite locations in year-to date 2025. In the third quarter of 2025, the Company recognized $13 million of income associated with Optimize for Growth, which consisted of $17 million gain on disposal of an owned distribution facility, partially offset by $4 million of retail store and distribution facility closure costs including accelerated depreciation, and $1 million of third-party professional fees to facilitate the program. Year-to-date 2025, the Company incurred $48 million of restructuring costs associated with Optimize for Growth. Of these costs, $46 million represented retail store and distribution facility closure costs, which includes severance costs related to retail store and distribution facility employees included in the plan. The restructuring costs also included $13 million severance related to corporate employees and $5 million of third-party professional fees to facilitate the program. These costs were partially offset by $17 million gain on disposal of an owned distribution facility.

The Company made cash payments of $6 million and $20 million associated with expenditures for Optimize for Growth in the third quarter and year-to-date 2025, respectively.

Project Core

In March 2024, the Company’s Board of Directors approved a restructuring plan to redesign its company-wide low-cost business model approach and create further efficiencies in its business to lower costs (“Project Core”). Project Core will be completed in 2025, and the majority of the actions were taken by the end of 2024. In the third quarter and year-to-date 2025, the Company incurred $1 million and $3 million, respectively, of costs to facilitate the program, which was offset by $2 million in reversals of employee severance accruals due to changes in estimates year-to-date 2025.

In the third quarter and year-to-date 2024, the Company incurred $2 million and $44 million of restructuring costs, respectively, associated with Project Core. These costs related to severance, third-party professional fees, and other costs to facilitate the program, as presented in the table above. In addition, in year-to-date 2024, the Company incurred $8 million of severance expenses related to the Varis Division, which are presented in discontinued operations and excluded from the table above.

The Company made cash payments of $1 million and $5 million associated with expenditures for Project Core in the third quarter and year-to-date 2025, respectively. The Company made cash payments of $9 million and $41 million associated with expenditures for Project Core in the third quarter and year-to-date 2024, respectively. Of these cash payments, $8 million were related to the Varis Division.

Other

The Company made cash payments of $1 million year-to-date 2025 associated with expenditures for the Maximize B2B restructuring plan. The Maximize B2B restructuring plan was announced in May 2020 and completed in December 2024.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

MERGER AND RESTRUCTURING ACCRUALS

The activity in the merger and restructuring accruals year-to-date 2025 is presented in the table below. Certain merger and restructuring charges are excluded from the table because they are paid as incurred or non-cash, such as accelerated depreciation and gains and losses on asset dispositions.

	Balance as of			Balance as of
	December 28,	Charges (credits)	Cash	September 27,
(In millions)	2024	Incurred	Payments	2025
Non-facility termination benefits:
Optimize for Growth	$—	$13	$(4)	$9
Project Core	7	(2)	(2)	3
Lease and contract obligations, accruals for facility closures including termination benefits and other costs:
Atlas Holdings Acquisition	—	3	(3)	—
Optimize for Growth	—	41	(16)	25
Maximize B2B Restructuring Plan	2	—	(1)	1
Total	$9	$55	$(26)	$38

Of these liabilities, $19 million are short-term and are included in Accrued expenses and other current liabilities, and $19 million are long-term and are included in Deferred income taxes and other long-term liabilities in the Condensed Consolidated Balance Sheets.

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

At September 27, 2025, the Company had three reportable segments:

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

Office Depot Division – The Company’s leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 822 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). The Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offering business services including copying, printing, digital imaging, mailing, shipping, and technology support services. In addition, the print needs of retail and business customers are facilitated through the Company’s regional print production centers.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Division operating income represents segment profit and is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Divisions, including asset impairments and merger and restructuring (income) expenses, net, as well as expenses and credits retained at the Corporate level, including certain management costs, legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other companies.

The following tables present sales and operating income by each of the segments, reconciled to consolidated sales and income (loss) from continuing operations before income taxes. The tables also include significant expenses of the segments:

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Total
Third Quarter of 2025
Sales (external)	$860	$742	$23	$1,625
Sales (internal)	2	7	1,050	1,059
Total sales	$862	$749	$1,073	$2,684

Reconciliation of revenue
Elimination of intersegment revenues				(1,059)
Total consolidated revenues				$1,625

Less:
Cost of goods and occupancy costs	753	555	1,045
Selling, general and administrative expenses	95	163	16
Division operating income	$14	$31	$12	$57

Reconciliation of segment profit (loss)
Less unallocated amounts:
Selling, general and administrative expenses				19
Asset impairments				8
Merger and restructuring income, net				(4)
Other expense				3
Income from continuing operations before income taxes				$31

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Total
Year-to-Date 2025
Sales (external)	$2,568	$2,283	$60	$4,911
Sales (internal)	5	20	3,234	3,259
Total sales	$2,573	$2,303	$3,294	$8,170

Reconciliation of revenue
Elimination of intersegment revenues				(3,259)
Total consolidated revenues				$4,911

Less:
Cost of goods and occupancy costs	2,232	1,719	3,218
Selling, general and administrative expenses	288	497	45
Division operating income	$53	$87	$31	$171

Reconciliation of segment profit (loss)
Less unallocated amounts:
Selling, general and administrative expenses				54
Asset impairments				49
Merger and restructuring expenses, net				57
Other expense				17
Loss from continuing operations before income taxes				$(6)

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Total
Third Quarter of 2024
Sales (external)	$914	$852	$14	$1,780
Sales (internal)	2	9	1,190	1,201
Total sales	$916	$861	$1,204	$2,981

Reconciliation of revenue
Elimination of intersegment revenues				(1,201)
Total consolidated revenues				$1,780

Less:
Cost of goods and occupancy costs	791	648	1,178
Selling, general and administrative expenses	97	190	17
Division operating income	$28	$23	$9	$60

Reconciliation of segment profit (loss)
Less unallocated amounts:
Selling, general and administrative expenses				19
Asset impairments				7
Merger and restructuring expenses, net				2
Legal matter monetization				(70)
Other expense				7
Income from continuing operations before income taxes				$95

(In millions)	ODP Business Solutions Division	Office Depot Division	Veyer Division	Total
Year-to-Date 2024
Sales (external)	$2,753	$2,580	$34	$5,367
Sales (internal)	7	24	3,591	3,622
Total sales	$2,760	$2,604	$3,625	$8,989

Reconciliation of revenue
Elimination of intersegment revenues				(3,622)
Total consolidated revenues				$5,367

Less:
Cost of goods and occupancy costs	2,372	1,956	3,546
Selling, general and administrative expenses	301	557	56
Division operating income	$87	$91	$23	$201

Reconciliation of segment profit (loss)
Less unallocated amounts:
Selling, general and administrative expenses				60
Asset impairments				21
Merger and restructuring expenses, net				47
Legal matter monetization				(70)
Other expense				13
Income from continuing operations before income taxes				$130

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table provides information about disaggregated sales by major categories:

	Third Quarter		Year-to-Date
(In millions)	2025	2024	2025	2024
Major sales categories
Supplies	$816	$877	$2,440	$2,652
Technology	421	485	1,322	1,489
Furniture and other	237	263	701	752
Copy and print	151	155	448	474
Total	$1,625	$1,780	$4,911	$5,367

The following table provides information about assets by each of the segments, reconciled to consolidated totals:

(In millions)	Balance as of September 27, 2025	Balance as of December 28, 2024
ODP Business Solutions Division	$725	$686
Office Depot Division	1,086	1,197
Veyer Division	941	1,101
Corporate	527	545
Total	$3,279	$3,529

The following table provides information about depreciation and amortization by each of the segments, reconciled to consolidated totals:

	Third Quarter		Year-to-Date
(In millions)	2025	2024	2025	2024
ODP Business Solutions Division	$5	$5	$15	$14
Office Depot Division	9	10	28	31
Veyer Division	9	8	27	25
Corporate	1	1	9	3
Total	$24	$24	$79	$73

The following table provides information about the components of goodwill by each of the segments, reconciled to consolidated totals:

(In millions)	Balance as of December 28, 2024	Foreign Currency Rate Impact	Balance as of September 27, 2025
ODP Business Solutions Division	$157	$1	$158
Office Depot Division	219	—	219
Veyer Division	35	—	35
Total	$411	$1	$412

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. Each reportable segment also represents a reporting unit.

The approval of the Optimize for Growth restructuring plan in the first quarter of 2025 has had a significant impact on the Company’s current and projected future results of operations, most notably for its Office Depot reporting unit where the retail store footprint will be significantly reduced by the end of 2028. The Company determined that an indicator of potential impairment existed for the Office Depot reporting unit and performed an interim quantitative goodwill impairment test in the first quarter of 2025. The quantitative test used the income approach valuation methodology and concluded that the fair value of the Office Depot reporting unit exceeds its carrying amount. There were no events or changes in circumstances that indicate an impairment may have occurred for any of the reporting units during the third quarter of 2025. The Company will continue to evaluate the recoverability of goodwill at the reporting unit level. If the operating results of the Company’s reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in goodwill impairment charges.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 5. INCOME TAXES

The Company’s effective tax rates were 26% and 0% for the third quarter and year-to-date 2025, respectively, and 28% and 27% for the third quarter and year-to-date 2024, respectively. For the third quarter of 2025 and 2024, the Company’s effective tax rate was driven by the result of ongoing business activities rather than adjustments for discrete items. Year-to-date 2025, the Company’s effective tax rate was driven by the recognition of a tax shortfall associated with stock-based compensation awards and payment of U.S. withholding tax on foreign interest, offset by the recognition of 2021 Research and Development tax credits. For year-to-date 2024, the Company’s effective tax rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date and the settlement of an uncertain tax position for less than the reserve in the first quarter, partially offset by additional uncertain tax positions in the second quarter. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused the Company’s effective tax rates to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 6. EARNINGS (LOSS) PER SHARE

The following table represents the calculation of earnings and loss per common share – basic and diluted:

	Third Quarter		Year-to-Date
(In millions, except per share amounts)	2025	2024	2025	2024
Basic Earnings (Loss) Per Share
Numerator:
Net income (loss) from continuing operations	$23	$68	$(6)	$95
Loss from discontinued operations, net of tax	—	(10)	—	(95)
Net income (loss)	$23	$58	$(6)	$—
Denominator:
Weighted-average shares outstanding	30	33	30	35
Basic earnings (loss) per share
Continuing operations	$0.75	$2.06	$(0.21)	$2.72
Discontinued operations	—	(0.31)	—	(2.71)
Net basic earnings (loss) per share	$0.75	$1.75	$(0.21)	$0.01
Diluted Earnings (Loss) Per Share
Numerator:
Net income (loss) from continuing operations	$23	$68	$(6)	$95
Loss from discontinued operations, net of tax	—	(10)	—	(95)
Net income (loss)	$23	$58	$(6)	$—
Denominator:
Weighted-average shares outstanding	30	33	30	35
Effect of dilutive securities:
Stock options and restricted stock	1	—	—	1
Diluted weighted-average shares outstanding	31	33	30	36
Diluted earnings (loss) per share
Continuing operations	$0.72	$2.04	$(0.21)	$2.65
Discontinued operations	—	(0.31)	—	(2.64)
Net diluted earnings (loss) per share	$0.72	$1.73	$(0.21)	$0.01

Awards of stock options and nonvested shares representing additional shares of outstanding common stock were less than 1 million and 1 million in the third quarter and year-to-date 2025, respectively, and 1 million and less than 1 million in the third quarter and year-to-date 2024, respectively, but they are not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive.

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

As provided by the Fourth Amended Credit Agreement, available amounts that can be borrowed at any given time are based on percentages of certain outstanding accounts receivable, credit card receivables, inventory, and the cash value of company-owned life insurance policies. Year-to-date 2025, the Company elected to draw down $585 million under the Fourth Amended Credit Agreement for working capital management. Of the amount outstanding, $713 million was repaid year-to-date 2025, resulting in $33 million of revolving loans outstanding under the Revolving Loan Facility at September 27, 2025. At September 27, 2025, the Company had $40 million of outstanding standby letters of credit and $548 million of available credit under the Fourth Amended Credit Agreement. The Company was in compliance with all applicable covenants at September 27, 2025.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 8. STOCKHOLDERS’ EQUITY

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

	Foreign	Change in
	Currency	Deferred
	Translation	Pension and
(In millions)	Adjustments	Other	Total
Balance at December 28, 2024	$(38)	$(86)	$(124)
Other comprehensive income (loss) activity	9	(3)	6
Balance at September 27, 2025	$(29)	$(89)	$(118)

TREASURY STOCK

In February 2024, the Company’s Board of Directors approved a stock repurchase program of up to $1 billion, available through March 31, 2027, which replaced the then existing $1 billion stock repurchase program. The Company did not repurchase any shares of its common stock in the third quarter and year-to-date 2025. The Company paid $3 million for excise taxes year-to-date 2025, related to share repurchases made in prior periods. As of September 27, 2025, $725 million remains available for stock repurchases under the current stock repurchase program.

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

At September 27, 2025, there were 38 million shares of common stock held in treasury. The Company’s Fourth Amended Credit Agreement permits restricted payments, such as common stock repurchases, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 7 for additional information about the Company’s compliance with covenants.

DIVIDENDS ON COMMON STOCK

The Company did not declare any cash dividends in the third quarter and year-to-date 2025. The Company does not anticipate declaring cash dividends in the foreseeable future. The Company’s Fourth Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if the Company does not meet the required minimum liquidity or fixed charge coverage ratio requirements. Refer to Note 7 for additional information about the Company’s compliance with covenants.

NOTE 9. EMPLOYEE BENEFIT PLANS

Net periodic pension cost (benefit) for the North America and UK pension plans and other postretirement benefit plans (the “Plans”) are recorded at the Corporate level. In 2004 or earlier, the North America pension plans were closed to new entrants and the benefits of eligible participants were frozen. As a result, there is no service cost to reflect in Selling, general and administrative expenses and other components of net periodic pension cost (benefit) are reflected in Other expense, net, in the Condensed Consolidated Statements of Operations.

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – NORTH AMERICA

The components of net periodic pension cost (benefit) for the Company’s North America pension plans are as follows:

	Third Quarter		Year-to-Date
(In millions)	2025	2024	2025	2024
Interest cost	$7	$8	$21	$22
Expected return on plan assets	(6)	(8)	(19)	(22)
Amortization of net gains	—	—	—	(1)
Net periodic pension cost (benefit)	$1	$—	$2	$(1)

The North America qualified pension plan is in a net asset position and included in Other assets in the Condensed Consolidated Balance Sheets at September 27, 2025 and December 28, 2024. The North America nonqualified pension plan is in a net liability position and included in Pension and postretirement obligations, net in the Condensed Consolidated Balance Sheets at September 27, 2025 and December 28, 2024. Year-to-date 2025, $1 million of cash contributions were made to the North America pension plans. The Company expects to make additional cash contributions of $1 million to the North America pension plans during the remainder of 2025.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

PENSION PLAN – UNITED KINGDOM

The components of net periodic pension cost for the Company’s pension plan in the UK are as follows:

	Third Quarter		Year-to-Date
(In millions)	2025	2024	2025	2024
Interest cost	$2	$1	$6	$5
Expected return on plan assets	(2)	(1)	(5)	(4)
Amortization of loss	1	1	2	2
Net periodic pension cost	$1	$1	$3	$3

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

The UK pension plan is in a net liability position and included in Pension and postretirement obligations, net in the Condensed Consolidated Balance Sheets at September 27, 2025 and December 28, 2024. The Company is no longer required to make cash contributions to the UK pension plan after reaching an agreement with UK pension trustees in August 2024.

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

RECURRING FAIR VALUE MEASUREMENTS

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities that are adjusted to fair value on a recurring basis are money market funds that qualify as cash equivalents, and derivative financial instruments, which may be entered into to mitigate risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. The Company did not have derivative financial instruments during the third quarter and year-to-date 2025.

NONRECURRING FAIR VALUE MEASUREMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the third quarter of 2025, the Company recognized asset impairment charges of $8 million. Of these asset impairment charges, $5 million related to the impairment of operating lease right-of-use (“ROU”) assets associated with the Company’s retail store locations, $2 million related to the impairment of operating lease ROU assets associated with the Company’s supply chain facilities, and $1 million related to the impairment of fixed assets. Year-to-date 2025, the Company recognized asset impairment charges of $49 million, which included impairments resulting from the approval of the Optimize for Growth restructuring plan, as well as actions taken thus far on this plan. Of these asset impairment charges, $35 million related to the impairment of operating lease ROU assets associated with the Company’s retail store locations, $5 million related to the impairment of operating lease ROU assets associated with the Company’s supply chain facilities, $5 million related to impairment of software, and the remaining $4 million related to the impairment of fixed assets. In the third quarter and year-to-date 2024, the Company recognized asset impairment charges of $7 million and $21 million, respectively. Of these asset impairment charges, $7 million and $19 million in the third quarter and year-to-date 2024, respectively, related to the impairment of operating lease ROU assets associated with the Company’s retail store locations, with the remainder relating to impairment of fixed assets. All impairment charges discussed in the sections below are presented in Asset impairments in the Condensed Consolidated Statements of Operations.

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

If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired, if necessary, and written down to estimated fair value. The fair value of retail store assets is determined using a discounted cash flow analysis which uses Level 2 unobservable inputs that are corroborated by market data such as independent real estate valuation opinions. Specifically, the analysis uses assumptions of potential rental rates for each retail store location which are based on market data for comparable locations. These estimated cash flows used in the third quarter of 2025 impairment calculation were discounted at a weighted average discount rate of 7%.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. There are uncertainties regarding the impact of supply chain and macroeconomic conditions on the future results of operations, including the forecast period used in the recoverability analysis. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of the third quarter of 2025, the impairment recognized reflects the Company’s best estimate of future performance.

In addition to its retail store assets, the Company also regularly evaluates whether there are impairment indicators associated with its other long-lived assets. As described above, the Company incurred a $5 million impairment charge on a software asset related to its retail business year-to-date 2025. The Company did not identify impairment indicators for any other long-lived assets as of September 27, 2025, and as a result, there were no additional associated impairment charges.

The Company’s assets held for sale as of both September 27, 2025 and December 28, 2024 consisted of a $6 million land asset.

OTHER FAIR VALUE DISCLOSURES

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The following table presents information about financial instruments at the balance sheet dates indicated.

	September 27,		December 28,
	2025		2024
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Financial assets:
Company-owned life insurance	$119	$119	$132	$132
Financial liabilities:
Long-term debt:
Revolving Loan Facility loans under the Fourth Amended Credit Agreement, due 2029	33	33	160	160
Revenue bonds, due in varying amounts periodically through 2029	75	76	75	76
American & Foreign Power Company, Inc. 5% debentures, due 2030	16	14	16	16

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

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

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

In addition to the foregoing, OfficeMax is named as a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending, threatened and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations, or cash flows; however, the Company has made provision for losses with respect to the pending proceedings. Additionally, as of September 27, 2025, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For all of the above-mentioned liabilities, the Company’s combined estimated range of reasonably possible losses was approximately $15 million to $25 million. The Company regularly monitors its estimated exposure to contingent liabilities. As additional information becomes known, these estimates may change.

NOTE 12. DISCONTINUED OPERATIONS

The Varis Division disposal group met the accounting criteria to be classified as held for sale as of April 2024 and was sold on October 18, 2024 to an affiliate of Arising Ventures, a third party. The Company retained a minority interest of 19.9% after the sale. The disposition represented a strategic shift that had a major impact on the Company’s operations and financial statements. Under the terms of the related stock purchase agreement, the Company was to fund up to $4 million of expenses that may be incurred by Varis following the transaction date until December 31, 2025, and has no further obligations to contribute capital to Varis. Year-to-date 2025, the Company made $2 million of cash payments related to this obligation, which was in addition to $2 million funded in 2024, and there is no funding obligation remaining. The terms of the sale did not result in a materially different impact than previously estimated on the Company’s financial statements. The Company deconsolidated its Varis Division effective October 18, 2024 by removing the associated assets and liabilities held for sale on its balance sheet. The Company will account for its retained minority interest of 19.9% in Varis as an equity method investment going forward.

Restructuring expenses incurred by the Varis Division, which were previously presented as Corporate expenses, are included in the measurement and presentation of discontinued operations for all periods presented.

THE ODP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table represents a reconciliation of the major components of discontinued operations, net of tax, as presented in the Condensed Consolidated Statement of Operations. The Company did not have any financial results related to discontinued operations on its Condensed Consolidated Statement of Operations in the third quarter and year-to-date 2025.

	Third Quarter	Year-to-Date
(In millions)	2024	2024
Major components of discontinued operations before income taxes:
Sales	$2	$5
Cost of goods and occupancy costs	—	—
Gross profit	2	5
Selling, general and administrative expenses	8	34
Merger and restructuring expenses, net	—	8
Operating loss	(6)	(37)
Other expense:
Loss from major components of discontinued operations before income taxes	(6)	(37)
Loss on disposal of discontinued operations	(4)	(81)
Loss from discontinued operations before income taxes	(10)	(118)
Income tax expense (benefit)	—	(23)
Discontinued operations, net of tax	$(10)	$(95)

The Company had previously sold its CompuCom Division on December 31, 2021, through a transaction that was structured and accounted for as an equity sale. The Company did not have any financial results related to discontinued operations of the CompuCom Division on its Condensed Consolidated Statements of Operations for the periods presented. As of September 27, 2025, the Company has a promissory note from the purchaser of the CompuCom Division, with a principal balance of $59 million and paid-in-kind interest of $14 million, due in full on June 30, 2027. In addition, the Company has a $9 million receivable related to an earn-out provision included in the securities purchase agreement. The promissory note and the earn-out are non-current receivables as of September 27, 2025.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things, the Company’s acquisition by an affiliate of Atlas Holdings (“Atlas”), trends affecting the Company’s financial condition or results of operations, the Company’s ability to achieve its strategic plans, including the benefits related to Optimize for Growth, Project Core and other strategic restructurings or initiatives, liquidity, suppliers, consumers, customers, and employees, disruptions or inefficiencies in our supply chain, uncertainties arising from conflicts including the conflicts in Russia-Ukraine and in the Middle East, and macroeconomic drivers and their effect on the U.S. economy, changes in trade policy and tariffs, changes in worldwide and U.S. economic conditions including higher interest rates that materially impact consumer spending and employment and the demand for our products and services, and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth herein under “Risk Factors,” found in Other Information which supplements our discussion of “Risk Factors” within Other Key Information in our Annual Report on Form 10-K filed on February 26, 2025 (the “2024 Form 10-K”) with the SEC, Forward-Looking Statements, found in our 2024 Form 10-K.

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

As of September 27, 2025, our operations are organized into three reportable segments (or “Divisions”), as described below. We sold our Varis Division on October 18, 2024 to an affiliate of Arising Ventures, a third party, while retaining a minority interest of 19.9% after the sale. Accordingly, that business is presented as discontinued operations. Refer to Note 12, “Discontinued Operations” in Notes to Condensed Consolidated Financial Statements, for additional information.

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

Office Depot Division – Our leading provider of retail consumer and small business products and services distributed through a fully integrated omni-channel platform of 822 Office Depot and OfficeMax retail locations in the United States, Puerto Rico and the U.S. Virgin Islands, and an eCommerce presence (www.officedepot.com). Our Office Depot Division sells office supplies, technology products and solutions, business machines and related supplies, cleaning, breakroom and facilities products, personal protective equipment, and office furniture as well as offering business services including copying, printing, digital imaging, mailing, shipping, and technology support services. In addition, the print needs of retail and business customers are facilitated through our regional print production centers.

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

RECENT DEVELOPMENTS

Merger Agreement

On September 22, 2025, we entered into a definitive agreement (“Merger Agreement”) to be acquired by an affiliate of Atlas, which owns and operates a global family of manufacturing and distribution businesses. Under the terms of the Merger Agreement, each share of our common stock, $0.01 par value, that is issued and outstanding at the date of the Merger Agreement (other than Cancelled Shares and Dissenting Shares, each as defined in the Merger Agreement) will be converted into the right to receive $28.00 per share in cash (the “Merger Consideration”) at closing. Each outstanding and unexercised option to purchase common stock will be cancelled for no consideration. Each outstanding (and, if applicable, unsettled) award of restricted stock units that is subject to time-based or performance-based vesting conditions will either vest or be converted into a cash award at the Merger Consideration amount at closing, in each case pursuant to the terms of the Merger Agreement. The Merger Agreement includes customary representations, warranties and conditions, including termination fees payable under certain conditions if the transaction fails to close. The transaction has been approved by our Board of Directors and the completion of the Merger is subject to customary closing conditions including, among others, the approval of our stockholders and certain regulatory approvals. The transaction is anticipated to close before the end of 2025. Refer to our Definitive Proxy Statement on Schedule 14A filed with the SEC on October 27, 2025, as may be amended from time to time, for additional information about the transaction. It cannot be guaranteed that the acquisition will be completed or that, if completed, it will be exactly on the terms as set forth in the Merger Agreement. If completed, The ODP Corporation will become a privately held company, and shares of our common stock will no longer be listed on the NASDAQ stock market. We have incurred $8 million of expenses related to this acquisition in the third quarter and year-to-date 2025. Refer to Note 3, “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements, for further information on these costs.

Tariffs

On April 2, 2025, the U.S. government announced additional tariffs on goods imported to the U.S. Our Veyer Division sources the majority of our products directly, as well as indirectly through its vendor relationships, from China and other countries in the Asia region that are impacted by new tariffs. Accordingly, we are closely monitoring the changes in trade policy and tariffs, and continue to analyze the impact of tariffs on our business and actions we can take to mitigate their impact. These actions include sourcing products outside of countries most impacted by tariffs, implementing strategic pricing initiatives to maintain margins and, where possible, finding alternative brands for products to minimize tariff exposure. While we do have strategies to mitigate their impact, these new tariffs could have a material impact to our results of operations in 2025 through changes in demand and potentially recessionary macroeconomic conditions. Refer to our risk factors in “Risk Factors” within Other Key Information in our 2024 Form 10-K for further information on risks related to global sourcing activities and changes in trade policy.

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY

The following summarizes the more significant factors impacting our operating results for the 13-week and 39-week periods ended September 27, 2025 (also referred to as the “third quarter of 2025” and “year-to-date 2025”, respectively) and September 28, 2024 (also referred to as the “third quarter of 2024” and “year-to-date 2024”, respectively).

Our consolidated sales were lower by $155 million, or 9%, in the third quarter of 2025 compared to the same period in the prior year. Sales in our ODP Business Solutions Division decreased $54 million, or 6%, as compared to the same period in the prior year. Our ODP Business Solutions Division experienced decreased sales across a majority of its product categories, primarily in furniture, technology and supplies. This was driven by lower demand from business-to-business customers, mainly due to reduced spending. Sales in our Office Depot Division decreased $110 million, or 13%, as compared to the same period in the prior year, mainly as a result of planned store closures and lower demand at our retail stores and eCommerce platform. The sales decline was across the majority of Office Depot Division’s product categories. These declines were partially offset by the $9 million, or 64%, increase in our Veyer Division’s external sales.

Our consolidated sales were lower by $456 million, or 8%, year-to-date 2025 compared to the same period in the prior year. Sales in our ODP Business Solutions Division decreased $185 million, or 7%, as compared to the same period in the prior year. Our ODP Business Solutions Division experienced decreased sales across a majority of its product categories, primarily in furniture, technology and supplies. This was driven by lower demand from business-to-business customers, mainly due to reduced spending. Sales in our Office Depot Division decreased $297 million, or 12%, as compared to the same period in the prior year, mainly as a result of planned store closures and lower demand at our retail stores and eCommerce platform. The sales decline was across the majority of Office Depot Division’s product categories. These declines were partially offset by the $26 million, or 76%, increase in our Veyer Division’s external sales.

Sales (External)	Third Quarter			Year-to-Date
(In millions)	2025	2024	Change	2025	2024	Change
ODP Business Solutions Division	$860	$914	(6)%	$2,568	$2,753	(7)%
Office Depot Division	742	852	(13)%	2,283	2,580	(12)%
Veyer Division	23	14	64%	60	34	76%
Total	$1,625	$1,780	(9)%	$4,911	$5,367	(8)%

OTHER SIGNIFICANT FACTORS IMPACTING TOTAL COMPANY RESULTS AND LIQUIDITY

•
Total gross profit decreased $33 million, or 9% in the third quarter of 2025 when compared to the same period in 2024. Our Office Depot Division and ODP Business Solutions Division had $19 million and $16 million lower gross profit, respectively. This was partially offset by $2 million higher gross profit at our Veyer Division. Total gross profit decreased $114 million, or 10%, year-to-date 2025 when compared to the same period in 2024. Our Office Depot Division, ODP Business Solutions Division, and Veyer Division had $64 million, $47 million, and $3 million lower gross profit, respectively. The decreases in gross profit in the third quarter and year-to-date 2025 were mainly due to the flow through impact of lower sales.
•
Total gross margin for both the third quarter and year-to-date 2025 was 20%. Total gross margin for the third quarter and year-to-date 2024 was 20% and 21%, respectively. The decrease in gross margin year-to-date 2025 is mainly the result of deleveraging of supply chain and occupancy costs, slightly offset by higher product margin. Our supply chain and occupancy costs have increased year-to-date 2025 as a percentage of sales, including transportation, facility and store rents, and utilities. Gross margin in the third quarter of 2025 was flat compared to the same period in 2024.
•
Total selling, general and administrative expenses decreased $30 million and $90 million in the third quarter and year-to-date 2025, respectively, when compared to the same periods in 2024. The decrease in the third quarter of 2025 was driven by decreases of $27 million in our Office Depot Division, $2 million in our ODP Business Solutions Division, and $1 million in our Veyer Division. The decrease year-to-date 2025 was driven by decreases of $60 million in our Office Depot Division, $13 million in our ODP Business Solutions Division, and $11 million in our Veyer Division. The remaining decrease is attributable to lower corporate expenses. Selling, general and administrative expenses as a percentage of total sales was 18% in both current year periods and the corresponding prior year periods.
•
We recorded $8 million and $49 million of asset impairment charges in the third quarter and year-to-date 2025, respectively, primarily related to the impairment of operating lease right-of-use (“ROU”) assets associated with our retail store locations and certain supply chain facilities, with the remainder relating to the impairment of software and fixed assets. Refer to Note 10, “Fair Value Measurements” in Notes to Condensed Consolidated Financial Statements, for additional information.

•
We recorded $4 million of merger and restructuring income in the third quarter of 2025 and $57 million of merger and restructuring expense year-to-date 2025. The activity in the period primarily related to restructuring activities associated with the Optimize for Growth plan and merger activities related to our acquisition by an affiliate of Atlas. Refer to Note 3, “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements, for additional information.
•
Our effective tax rates were 26% and 0% for the third quarter and year-to-date 2025, respectively, and 28% and 27% for the third quarter and year-to-date 2024, respectively. Refer to Note 5, “Income Taxes” in Notes to Condensed Consolidated Financial Statements, for additional information.
•
Diluted earnings per share from continuing operations was $0.72 in the third quarter of 2025, compared to $2.04 in the third quarter of 2024. Diluted loss per share from continuing operations was $(0.21) year-to-date 2025 compared to diluted earnings per share from continuing operations of $2.65 year-to-date 2024. Refer to Note 6, “Earnings (Loss) Per Share” in Notes to Condensed Consolidated Financial Statements, for additional information.
•
There were no diluted earnings or loss per share from discontinued operations in either the third quarter or year-to-date 2025. Diluted loss per share from discontinued operations was $(0.31) and $(2.64), respectively, in the comparable prior year periods.
•
Net diluted earnings per share was $0.72 in the third quarter of 2025, compared to $1.73 in the third quarter of 2024. Net diluted loss per share was $(0.21) year-to-date 2025 compared to $0.01 year-to-date 2024.
•
We did not repurchase any shares of our common stock in the third quarter and year-to-date 2025. As of September 27, 2025, $725 million remains available for stock repurchases under the current stock repurchase program.
•
At September 27, 2025, we had $182 million in cash and cash equivalents and $548 million of available credit under the Fourth Amended Credit Agreement, for a total liquidity of $730 million. Cash provided by operating activities of continuing operations was $163 million year-to-date 2025 compared to $125 million year-to-date 2024. Refer to the “Liquidity and Capital Resources” section for further information on cash flows.

OPERATING RESULTS BY DIVISION

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

ODP BUSINESS SOLUTIONS DIVISION

	Third Quarter		Year-to-Date
(In millions)	2025	2024	2025	2024
Sales (external)	$860	$914	$2,568	$2,753
Sales (internal)	$2	$2	$5	$7
% change of total sales	(6)%	(8)%	(7)%	(8)%
Division operating income	$14	$28	$53	$87
% of total sales	2%	3%	2%	3%

Sales in our ODP Business Solutions Division decreased $54 million and $187 million, or 6% and 7% in the third quarter and year-to-date 2025, respectively, compared to the corresponding periods in 2024. During the third quarter and year-to-date 2025, our ODP Business Solutions Division experienced decreased sales across a majority of its product categories, primarily in furniture, technology, and supplies, compared to the corresponding periods in 2024. This was driven by lower demand from business-to-business customers, mainly due to reduced spending. The sales decrease of 6% and 7% in the third quarter and year-to-date 2025, respectively, demonstrate an improvement over the 8% decrease in both of the corresponding periods in 2024. Starting in 2025, our ODP Business Solutions Division expanded its hospitality supplies category, which had higher sales in the third quarter and year-to-date 2025 compared to the corresponding periods in 2024. However, sales in this category were not yet material due to initial lead time with new customers from the hospitality industry. We expect sales in this category to continue increasing in the fourth quarter of 2025.

Sales include internal sales of $2 million and $5 million in the third quarter and year-to-date 2025, respectively, which relate to ODP Business Solutions Division customers’ transactions held at Office Depot Division retail store locations. Internal sales are eliminated upon consolidation.

Sales in our ODP Business Solutions Division could continue to be adversely impacted in the near term due to macroeconomic factors that continue to weigh on the U.S. economy, which can materially impact spending by our business-to-business customers and the demand for our products and services.

Our ODP Business Solutions Division operating income was $14 million in the third quarter of 2025, which decreased 50% as compared to $28 million in the third quarter of 2024. Operating income as a percentage of sales decreased 150 basis points in the third quarter of 2025 compared to the corresponding period in 2024. The reduction in operating income was mainly due to the flow through impact of lower sales, as well as a 100 basis point lower gross margin rate primarily due to deleveraging in supply chain costs, which resulted in $16 million lower gross profit. The decrease in gross profit was partially offset by $2 million lower selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales increased 50 basis points in the third quarter of 2025 compared to the corresponding period in the prior year due to deleveraging from lower sales.

Our ODP Business Solutions Division operating income was $53 million year-to-date 2025, which decreased 39% as compared to $87 million year-to-date 2024. Operating income as a percentage of sales decreased 110 basis points year-to-date 2025 compared to the corresponding period in 2024. The reduction in operating income was mainly due to the flow through impact of lower sales, as well as an 80 basis point lower gross margin rate primarily due to deleveraging in supply chain costs, which resulted in $47 million lower gross profit. The decrease in gross profit was partially offset by $13 million lower selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales increased 30 basis points year-to-date 2025 compared to the corresponding period in the prior year due to deleveraging from lower sales.

OFFICE DEPOT DIVISION

	Third Quarter		Year-to-Date
(In millions)	2025	2024	2025	2024
Sales (external)	$742	$852	$2,283	$2,580
Sales (internal)	$7	$9	$20	$24
% change of total sales	(13)%	(15)%	(12)%	(14)%
Division operating income	$31	$23	$87	$91
% of total sales	4%	3%	4%	3%
Change in comparable store sales	(7)%	(10)%	(6)%	(9)%

Sales in our Office Depot Division decreased $112 million, or 13%, and $301 million, or 12%, in the third quarter and year-to-date 2025, respectively, compared to the corresponding periods in 2024. The largest drivers of our product sales decline for the third quarter and year-to-date 2025 were planned store closures and lower demand at our retail stores and eCommerce platform. The sales decline in the third quarter and year-to-date 2025 was across the majority of our product categories. The demand for these categories was mainly impacted by reduced spending of our customers due to macroeconomic factors affecting the U.S. economy. We believe sales in our Office Depot Division may continue to be adversely impacted in the near term and potentially longer related to numerous factors, among others, a weaker U.S. economy that can materially impact consumer spending and the demand for our products and services, and increasing competitive pressures.

Sales include internal sales of $7 million and $20 million in the third quarter and year-to-date 2025, respectively, which relate to print services provided to the ODP Business Solutions Division as well as internal service fees for providing buy online, pick up in store (“BOPIS”) transactions to ODP Business Solutions Division customers. Internal sales are eliminated upon consolidation.

Sales generated through our eCommerce platform include online sales fulfilled through warehouses, BOPIS transactions, online orders shipped from store, and same day delivery orders fulfilled with retail store inventory. These sales represented 25% and 27% of Office Depot Division’s total sales in the third quarter and year-to-date 2025, respectively, as compared to 34% and 33% of total sales in the comparable prior periods.

Comparable store sales decreased 7% and 6% in the third quarter and year-to-date 2025, respectively, which demonstrated an improvement over the 10% and 9% decrease in the corresponding periods in 2024. The decrease in the third quarter and year-to-date 2025 reflects lower store traffic. Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are mostly related to clearance activity. Stores are also removed from the comparable sales calculation during periods of store remodeling, store closures due to hurricanes or natural disasters, or if significantly downsized. Our measure of comparable store sales has been applied consistently across periods but may differ from measures used by other companies.

Our Office Depot Division operating income was $31 million in the third quarter of 2025, which increased 35% as compared to $23 million in the third quarter of 2024. Operating income as a percentage of sales increased 140 basis points in the third quarter of 2025 compared to the corresponding period in 2024. The increase in operating income was mainly due to $27 million lower selling, general and administrative expenses, which was driven by store closures as part of the Optimize for Growth and Maximize B2B restructuring plans, and other initiatives to reduce costs as our retail footprint is reduced. These improvements more than offset the $19 million reduction in gross profit, which decreased due to the flow-through impact of lower sales. The gross margin rate was higher by 120 basis points despite the deleveraging of supply chain and occupancy costs, driven by a 200 basis points improvement in product margin.

Our Office Depot Division operating income was $87 million year-to-date 2025, which decreased 4% as compared to $91 million year-to-date 2024. Operating income as a percentage of sales increased 30 basis points year-to-date 2025 compared to the corresponding period in 2024. The reduction in operating income was mainly due to the flow through impact of lower sales, which resulted in a decrease in gross profit of $64 million. The gross margin rate increased 50 basis points despite the deleveraging of supply chain and occupancy costs, due to a 160 basis points improvement in product margin. The decrease in gross profit was partially offset by $60 million lower selling, general and administrative expenses, which was driven by store closures as part of the Optimize for Growth and Maximize B2B restructuring plans, and other initiatives to reduce costs as our retail footprint is reduced. Selling, general and administrative expenses as a percentage of sales were 20 basis points higher due to deleveraging from lower sales.

As of September 27, 2025, our Office Depot Division operated 822 retail stores in the United States, Puerto Rico, and the U.S. Virgin Islands compared to 885 stores at the end of the third quarter of 2024. Charges associated with store closures as part of a restructuring plan are reported as appropriate in Asset impairments and Merger and restructuring (income) expenses, net in the Condensed Consolidated Statements of Operations. In addition, as part of our periodic recoverability assessment of owned retail store and distribution center assets and operating lease ROU assets, we recognize impairment charges in the Asset impairments line item of our Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting and are not included in the determination of Division operating income. Refer to the “Corporate” section below for additional information of expenses incurred to date.

VEYER DIVISION

	Third Quarter		Year-to-Date
(In millions)	2025	2024	2025	2024
Sales (external)	$23	$14	$60	$34
Sales (internal)	$1,050	$1,190	$3,234	$3,591
% change of total sales	(11)%	(10)%	(9)%	(11)%
Division operating income	$12	$9	$31	$23
% of total sales	1%	1%	1%	1%

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

In the third quarter of 2025 and the third quarter of 2024, $443 million and $558 million of internal sales are to the Office Depot Division, and $607 million and $631 million are to the ODP Business Solutions Division, respectively. The decrease in internal sales to the Office Depot Division is related to the decline in customer demand at our retail stores and eCommerce platform, which is discussed further in the Office Depot Division section above. The decrease in internal sales to the ODP Business Solutions Division is related to reduced demand experienced by ODP Business Solutions Division during the third quarter of 2025, which is discussed further in the ODP Business Solutions Division section above. Year-to-date 2025 and year-to-date 2024, $1.4 billion and $1.7 billion of internal sales are to the Office Depot Division, and $1.8 billion and $1.9 billion are to the ODP Business Solutions Division, respectively. The drivers of the change in internal sales to the Office Depot Division and the ODP Business Solutions Division year-to-date 2025 are consistent with those described above.

External sales represent supply chain services provided to third parties, as well as product sales by our Asia sourcing operation to third parties. The $9 million and $26 million increase in external sales in the third quarter and year-to-date 2025, respectively, compared to the corresponding periods of 2024 was driven by more new third-party customers for which we provided supply chain services.

Our Veyer Division operating income was $12 million and $31 million in the third quarter and year-to-date 2025, respectively, compared to $9 million and $23 million in the third quarter and year-to-date 2024, respectively. The increase in the third quarter of 2025 as compared to 2024 was driven by the flow through impact of higher supply chain services to third-parties, which contributed $3 million to the increase operating income. The increase in year-to-date 2025 as compared to 2024 was driven by the $3 million contribution from supply chain services to third parties, as well as more product rebates and vendor income and lower selling, general and administrative expenses due to the low-cost business model approach.

CORPORATE

The line items in our Condensed Consolidated Statements of Operations included as Corporate activities are Asset impairments and Merger and restructuring (income) expenses, net. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures. In addition to these charges and credits, certain selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Expenses” below.

Asset impairments

We recognized asset impairment charges of $8 million in the third quarter of 2025. Of these asset impairment charges, $5 million related to the impairment of operating lease ROU assets associated with our retail store locations, $2 million related to the impairment of operating lease ROU assets associated with our supply chain facilities, and $1 million related to the impairment of fixed assets. Year-to-date 2025, we recognized asset impairment charges of $49 million, which included impairments resulting from the approval of the Optimize for Growth restructuring plan, as well as actions taken thus far on this plan. Of these asset impairment charges, $35 million related to the impairment of operating lease ROU assets associated with our retail store locations, $5 million related to the impairment of operating lease ROU assets associated with our supply chain facilities, $5 million related to impairment of software, and the remaining $4 million related to the impairment of fixed assets. We recognized asset impairment charges of $7 million and $21 million in the third quarter and year-to-date 2024, respectively. Of these asset impairment charges, $7 million and $19 million in the third quarter and year-to-date 2024, respectively, related to the impairment of operating lease ROU assets associated with our retail store locations, with the remainder relating to impairment of fixed assets.

We regularly review retail store assets for impairment indicators at the individual store level, as this represents the lowest level of identifiable cash flows. When indicators of impairment are present, a recoverability analysis is performed which considers the estimated undiscounted cash flows over the retail store’s remaining life and uses inputs from retail operations and accounting and finance personnel. These inputs include our best estimates of retail store-level sales, gross margins, direct expenses, exercise of future lease renewal options when reasonably certain to be exercised, and resulting cash flows, which, by their nature, include judgments about how current initiatives will impact future performance. In the third quarter and year-to-date 2025, the assumptions used within the recoverability analysis for the retail stores were updated to consider current quarter retail store operational results and formal plans for future retail store closures as part of our Optimize for Growth restructuring plan, including the probability of closure at the retail store level. While it is generally expected that closures will approximate the store’s lease termination date, it is possible that changes in store performance or other conditions could result in future changes in assumptions utilized. In addition, the assumptions used reflected declining sales over the forecast period and gross margin and operating cost assumptions that are consistent with recent actual results and consider plans for future initiatives. If the undiscounted cash flows of a retail store cannot support the carrying amount of its assets, the assets are impaired and written down to estimated fair value.

We test our goodwill and indefinite-lived intangible assets for impairment annually as of the first day of fiscal December or more frequently when events or changes in circumstances indicate that impairment may have occurred. The approval of the Optimize for Growth restructuring plan in the first quarter of 2025 has had a significant impact on our current and projected future results of operations, most notably for our Office Depot reporting unit where the retail store footprint will be significantly reduced by the end of 2028. In the first quarter of 2025, we determined that an indicator of potential impairment existed for the Office Depot reporting unit and performed an interim quantitative goodwill impairment test. The quantitative test used the income approach valuation methodology and concluded that the fair value of our Office Depot reporting unit exceeds its carrying amount. There were no events or changes in circumstances that indicate an impairment may have occurred for any of the reporting units during the third quarter of 2025. We will continue to evaluate the recoverability of goodwill at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate there may be a potential impairment. If the operating results of our reporting units deteriorate in the future, it may cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in goodwill impairment charges. Further, while we are currently in a strong liquidity and capital position, a significant deterioration may have a material impact on our liquidity and capital in future periods.

Merger and restructuring (income) expenses, net

We have taken actions to optimize our asset base and drive operational efficiencies. These actions include closing underperforming retail stores and non-strategic distribution facilities, consolidating functional activities, eliminating redundant positions, and disposing of non-strategic businesses and assets. The expenses and any income recognized directly associated with these actions are included in Merger and restructuring (income) expenses, net on a separate line in the Condensed Consolidated Statements of Operations in order to identify these activities apart from the expenses incurred to sell to and service customers. These expenses are not included in the determination of Division operating income.

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

We recognized $4 million income in the third quarter of 2025 and $57 million of expense year-to-date 2025 related to merger and restructuring activities, compared to $2 million and $47 million expense in the third quarter and year-to-date 2024, respectively. The third quarter and year-to-date 2025 includes $17 million gain on disposal of an owned distribution facility, which was sold as part of the Optimize for Growth restructuring plan. $8 million of expenses in the third quarter and year-to-date 2025 relates to transaction costs incurred in connection with our acquisition by an affiliate of Atlas, as described in Recent Developments, above. Refer to Note 3, “Merger and Restructuring Activity” in Notes to Condensed Consolidated Financial Statements, for an additional analysis of these Corporate charges.

Legal matter monetization

In the third quarter of 2024, we recognized $70 million of income in our Condensed Consolidated Statement of Operations related to legal matter monetization where we were engaged in legal proceedings as a plaintiff. We received the related proceeds in the fourth quarter of 2024.

Unallocated Expenses

We allocate to our Divisions functional support expenses that are considered to be directly or closely related to segment activity. These allocated expenses are included in the measurement of Division operating income. Other companies may charge more or less for functional support expenses to their segments, and our results, therefore, may not be comparable to similarly titled measures used by other companies. The unallocated expenses primarily consist of the buildings used for our corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, legal, audit and similar functions. Unallocated expenses were $19 million and $54 million in the third quarter and year-to-date 2025, respectively, compared to $19 million and $60 million in the third quarter and year-to-date 2024, respectively. The decrease year-to-date 2025 was primarily due to lower payroll expenses.

Other Income and Expense

	Third Quarter		Year-to-Date
(In millions)	2025	2024	2025	2024
Interest income	$3	$2	$8	$7
Interest expense	(6)	(6)	(19)	(16)
Other income (expense), net	—	(3)	(6)	(4)

In May 2024, we entered into the Fourth Amended and Restated Credit Agreement, which provides for an $800 million asset-based revolving credit facility, maturing in May 2029. This agreement replaced our then existing amended and restated credit agreement, the Third Amended Credit Agreement, which was due to mature in April 2025. We recorded $3 million and $9 million of interest expense in the third quarter and year-to-date 2025, respectively, related to the Fourth Amended Credit Agreement. We recorded $3 million and $4 million of interest expense the third quarter and year-to-date 2024, respectively, related to the Fourth Amended Credit Agreement. We recorded $1 million of interest expense year-to-date 2024, related to the Third Amended Credit Agreement. We also recorded interest expense related to our finance lease obligations and revenue bonds in all periods presented.

Other income (expense), net includes the pension cost related to the frozen OfficeMax pension and other benefit plans, as well as the pension cost related to the pension plan in the United Kingdom that has been retained by us in connection with the sale of the European business.

Income Taxes

Our effective tax rates were 26% and 0% for the third quarter and year-to-date 2025, respectively, and 28% and 27% for the third quarter and year-to-date 2024, respectively. For the third quarter of 2025 and 2024, our effective tax rate was driven by the result of ongoing business activities rather than adjustments for discrete items. Year-to-date 2025, our effective tax rate was driven by the recognition of a tax shortfall associated with stock-based compensation awards and payment of U.S. withholding tax on foreign interest, offset by the recognition of 2021 Research and Development tax credits. For year-to-date 2024, our effective tax rate was primarily impacted by the recognition of a tax benefit associated with stock-based compensation awards year-to-date and the settlement of an uncertain tax position for less than the reserve in the first quarter, partially offset by additional uncertain tax positions in the second quarter. These factors, along with the impact of state taxes and the mix of income and losses across U.S. and non-U.S. jurisdictions, caused our effective tax rates to differ from the statutory rate of 21%. Changes in pretax income projections and the mix of income across jurisdictions could impact the effective tax rates in future quarters.

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

Discontinued Operations

Refer to Note 12, “Discontinued Operations” in Notes to Condensed Consolidated Financial Statements, for information regarding the Varis Division which is accounted for as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At September 27, 2025, and December 28, 2024, we had $182 million and $166 million in cash and cash equivalents, respectively, and $548 million and $478 million of available credit under the Fourth Amended Credit Agreement, respectively, for a total liquidity of $730 million and $644 million at the end of each respective period. Despite the weaker global economic conditions and the uncertainties related to the current macroeconomic environment, we currently believe that, based on our financial position, including our cash and cash equivalents on hand, availability of funds under the Fourth Amended Credit Agreement, and future year cash flows generated from operations, we will be able to fund our working capital, capital expenditures, debt repayments, common stock repurchases, dividends (if any), merger integration and restructuring expenses, and future acquisitions consistent with our strategic growth initiatives for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. From time to time, we may prepay outstanding debt and/or restructure or refinance debt obligations.

Financing

On May 9, 2024, as disclosed in Note 7, “Debt,” we entered into the Fourth Amended and Restated Credit Agreement, which provides for an $800 million asset-based revolving credit facility (the “Revolving Loan Facility”). The Revolving Loan Facility matures in May 2029. The Fourth Amended Credit Agreement replaced our then existing amended and restated credit agreement, the Third Amended Credit Agreement, which was due to mature in April 2025.

Year-to-date 2025, we elected to draw down $585 million from the credit facility under the Fourth Amended Credit Agreement for working capital management. Of the amount outstanding, $713 million was repaid year-to-date 2025, resulting in $33 million of revolving loans outstanding under the Revolving Loan Facility at September 27, 2025. Also, at September 27, 2025, we had $40 million of outstanding standby letters of credit and $548 million of available credit under the Fourth Amended Credit Agreement. We were in compliance with all applicable covenants at September 27, 2025.

Acquisitions and dispositions

We have evaluated, and expect to continue to evaluate, possible acquisitions and dispositions of businesses and assets in connection with our strategic transformation. Such transactions may be material and may involve cash, our securities, or the incurrence of additional indebtedness.

We have entered into the Merger Agreement to be acquired by an affiliate of Atlas. The Merger Agreement contains certain customary termination rights for the Company and Parent including our right to terminate the Merger Agreement to accept a superior proposal subject to compliance with certain procedures specified in the Merger Agreement. Upon termination of the Merger Agreement under certain specified circumstances, we will be required to pay Parent a termination fee of approximately $37 million. In addition, if the Merger Agreement is terminated under certain specified circumstances because of a failure of our stockholders to adopt the Merger Agreement, we will be required to reimburse Parent for its transaction expenses in an amount of approximately $4 million.

In addition, whether or not the Atlas acquisition is completed, the transaction may disrupt our current business operations due to: (i) uncertainty regarding the future direction of the business; (ii) challenges in retaining and attracting key personnel during the pendency of the transaction; (iii) adverse impacts on customer purchasing behavior or supplier relationships due to concerns about post-closing integration or strategic alignment; (iv) the diversion of significant internal resources, including management’s time and attention, toward transaction-related matters and away from day-to-day business concerns and other opportunities that may have been beneficial to us; and (v) distraction of our current personnel as a result of the transaction, including any resulting decline in their productivity.

We currently estimate that we will incur approximately $33 million of expenses related to the pending acquisition by Atlas, primarily related to advisory and legal fees, including $8 million recognized in the third quarter and year-to-date 2025.

Capital Expenditures

We estimate capital expenditures in 2025 to be up to approximately $63 million, which includes investments to support our business priorities. These expenditures will be funded through available cash on hand and operating cash flows.

Capital Return Programs – Share Repurchases and Dividends

In February 2024, our Board of Directors approved a stock repurchase program of up to $1 billion, available through March 31, 2027, which replaced the then existing $1 billion stock repurchase program. We did not repurchase any shares of our common stock in the third quarter and year-to-date 2025. As of September 27, 2025, $725 million remains available for stock repurchases under the current stock repurchase program.

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

We did not declare any cash dividends in the third quarter and year-to-date 2025. We do not anticipate declaring cash dividends in the foreseeable future. Our Fourth Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

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

CASH FLOWS

Continuing Operations

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

	Year-to-Date
(In millions)	2025	2024
Operating activities of continuing operations	$163	$125
Investing activities of continuing operations	(2)	(78)
Financing activities of continuing operations	(144)	(214)

Operating Activities

Cash provided by operating activities of continuing operations was $163 million year-to-date 2025, compared to $125 million during the corresponding period in 2024. This increase in cash flows from operating activities was primarily driven by $147 million more cash flows from working capital partially offset by $89 million less net income after adjusting for non-cash charges and $20 million less usage of deferred tax assets. Working capital is influenced by a number of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions, and working capital management. Year-to-date 2025, the primary driver for higher cash flows from working capital was $68 million more cash flows from our inventories, $47 million more cash flows from our receivables and $42 million more cash flows from our trade payables and other liabilities, partially offset by $10 million less cash flows from other current and noncurrent assets. The changes in our payables and other liabilities and in other current and noncurrent assets are reflective of the timing of payments. The change in inventories is mainly attributable to purchase volume. The change in our receivables is due to higher sales on credit and timing.

For our accounting policy on cash management, refer to Note 1, “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash used in investing activities of continuing operations was $2 million year-to-date 2025, compared to $78 million year-to-date 2024. The cash outflow year-to-date 2025 was driven by $45 million in capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities, partially offset by $24 million proceeds from disposition of assets and $19 million proceeds from settlement of company-owned life insurance contracts. The cash outflow year-to-date 2024 was driven by $72 million of capital expenditures associated with improvements in our service platform, distribution network, and eCommerce capabilities, and $11 million outflow related to business acquisition, partially offset by $1 million proceeds from disposition of assets and $4 million proceeds from settlement of company-owned life insurance contracts.

Financing Activities

Cash used in financing activities of continuing operations was $144 million year-to-date 2025, compared to $214 million year-to-date 2024. The cash outflow year-to-date 2025 primarily consisted of $128 million of net repayments on our Revolving Loan Facility, $9 million of net payments on long- and short-term borrowings activity related to our debt, $3 million in repurchase of common stock, and $2 million in share purchases for taxes, net of proceeds, for employee share-based transactions. The cash outflow year-to-date 2024 primarily consisted of $123 million of net draw downs on the Third and Fourth Amended Credit Agreements, $254 million in repurchases of common stock, including commissions, $53 million related to the retirement of our FILO Term Loan Facility loans, $15 million in share purchases for taxes, net of proceeds, for employee share-based transactions, and $8 million of net payments on long- and short-term borrowings activity related to our debt.

Discontinued Operations

Cash used in operating and investing activities of discontinued operations is summarized as follows:

	Year-to-Date
(In millions)	2025	2024
Operating activities of discontinued operations	$—	$(23)
Investing activities of discontinued operations	(2)	(7)

Cash flows from operating activities of discontinued operations reflect cash movements between continuing operating and discontinued operating entities up until the sale of the Varis Division. All intercompany transactions between discontinued and continuing operating entities are eliminated in consolidation. As disclosed in Note 12, “Discontinued Operations,” in Notes to Condensed Consolidated Financial Statements, all discontinued operations were sold in 2024.

There was no cash flow related to operating activities of discontinued operations year-to-date 2025, compared to cash used in operating activities of discontinued operations of $23 million year-to-date 2024. Cash used in investing activities of discontinued operations was $2 million year-to-date 2025, compared to $7 million year-to-date 2024. The changes in operating and investing cash flows of discontinued operations in the comparative period were driven by the sale of our Varis Division on October 18, 2024.

NEW ACCOUNTING STANDARDS

For a description of new applicable accounting standards, refer to Note 1, “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2024 Form 10-K, in Note 1, of the Notes to Consolidated Financial Statements, and the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except for our accounting policy updates described in Note 1, “Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting policies since December 28, 2024.

OTHER INFORMATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 27, 2025, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our 2024 Form 10-K.

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

Based on management’s evaluation, our principal executive officer and principal financial officers have concluded that, as of September 27, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 27, 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11, “Contingencies” in Notes to Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” within Other Key Information in our 2024 Form 10-K. In addition, we are supplementing such risk factors with the following disclosure:

RISKS RELATED TO THE PENDING TRANSACTION

Failure to complete the Transaction (as defined below) on the agreed terms, within the expected timeframe, or at all could have a material adverse effect on our business, financial condition, cash flows and stock price.

The completion of the transaction (the “Transaction”) contemplated by the Merger Agreement is subject to the satisfaction or waiver of various customary closing conditions including, among others, (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock entitled to vote thereon (the “Stockholder Approval”), (ii) the absence of any law or order prohibiting the consummation of the Transaction, (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iv) no “Material Adverse Effect” (as defined in the Merger Agreement) having occurred and (v) compliance in all material respects on the part of each party with such party’s covenants under the Merger Agreement. There is no assurance that these conditions will be satisfied or waived, or that the Transaction will be completed on the agreed terms, within the anticipated timeframe, or at all.

A failure to obtain the Stockholder Approval, the failure to secure required regulatory approvals, or other events, changes, or circumstances described below could give rise to a termination of the Merger Agreement. Under certain circumstances, we may be required to pay a termination fee of $37 million, which could materially impact our financial condition. Even if required regulatory approvals are obtained, such approvals may be subject to conditions, limitations or requirements that were not anticipated and which could delay completion of the Transaction.

If the Transaction is not consummated or delayed, our business, stock price, financial condition, and operating results could be adversely affected, including as a result of: the potential decline in the market price of our common stock, particularly because the stock price may reflect an expectation of consummation of the Transaction; impacts on relationships with customers, suppliers, and other business partners; challenges in retaining and attracting key personnel; litigation or regulatory proceedings arising from the failure to close the Transaction; the incurrence of significant Transaction-related expenses, including advisory, legal, and other professional fees, with limited or no benefit if the Transaction is not completed.

Business uncertainties, operational disruptions, and contractual restrictions during the pendency of the Transaction could materially harm our business, operations, financial condition, and relationships with stakeholders.

The announcement and pendency of the Transaction subjects us to numerous risks and uncertainties that could materially adversely affect our business operations, strategic initiatives, and financial results, regardless of whether the Transaction is ultimately consummated.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on our business operations during the period prior to closing. These restrictions limit, among other things, our ability to pursue certain business opportunities, strategic transactions, financing activities, and operational changes, in each case without the consent of Parent. These restrictions may prevent us from reacting promptly to changes in our business environment or from pursuing strategic initiatives or executing capital allocation strategies that would otherwise be in the best interests of the Company and its stockholders.

Additionally, the Transaction may disrupt our current business operations due to:

•
uncertainty regarding the future direction of the business;
•
challenges in retaining and attracting key personnel during the pendency of the Transaction;
•
adverse impacts on customer purchasing behavior or supplier relationships due to concerns about post-closing integration or strategic alignment;
•
the diversion of significant internal resources, including management’s time and attention, toward Transaction-related matters and away from day-to-day business concerns and other opportunities that may have been beneficial to us; and
•
distraction of our current personnel as a result of the Transaction, including any resulting decline in their productivity.

These risks could materially and adversely impact our business operations, financial condition, cash flows, and market perception, regardless of whether the Transaction is consummated.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict the Company’s ability to solicit or negotiate any alternative acquisition proposal. With respect to any unsolicited, bona fide, written acquisition proposal that the Company receives and that did not otherwise result from a material breach of such non-solicitation provisions, Parent generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before our Board may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Under the terms of the Merger Agreement, we may be required to pay a termination payment of $37 million to Parent if (i) Parent terminates the Merger Agreement in certain circumstances due to a change of recommendation by our Board or (ii) if we terminate the Merger Agreement in certain circumstances to enter into a definitive agreement with respect to a superior proposal. Further, if the Merger Agreement is terminated under certain circumstances relating to the failure to obtain the Stockholder Approval, we will be required to reimburse Parent for certain fees and expenses incurred by Parent and its affiliates in connection with the Transaction in an amount equal to $4 million.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per-share cash value than the per-share value proposed to be received in the Transaction, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Transaction.

We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Transaction, for which we will have received little or no benefit if the Transaction is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Transaction is not completed and may relate to activities that we would not have undertaken other than to complete the Transaction.

Our directors and executive officers have interests in the Transaction that may be different from, or in addition to, the interests of our other stockholders.

Our directors and executive officers have financial interests in the Transaction that may be different from, or in addition to, the interests of our other stockholders. These interests may include:

•
the treatment of Company equity awards under the Merger Agreement;
•
severance and other benefits in the case of certain qualifying terminations under the terms of our Company’s Executive Change in Control Severance Plan; and
•
continued indemnification, advancement of expenses, exculpation and insurance arrangements under the Merger Agreement and our Company’s certificate of incorporation and bylaws.

Litigation challenging the Merger Agreement may prevent the Transaction from being consummated within the expected timeframe or at all.

Lawsuits may be filed against us, our Board, or other parties to the Merger Agreement, challenging our acquisition by Parent or the adequacy of the proxy statement in connection with the Stockholder Approval, or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders or other interested parties and may seek, among other things, to enjoin consummation of the Transaction. One of the conditions to the consummation of the Transaction is that the consummation of the Transaction is not prohibited, restrained, enjoined or made illegal by any law, statute, rule, regulation, executive order, decree, ruling, judgment, injunction or other order (whether temporary, preliminary or permanent) that remains in effect. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Transaction on the agreed-upon terms, then such injunction may prevent the Transaction from becoming effective within the expected timeframe or at all.

If the Transaction is completed, our stockholders will forego the opportunity to benefit from potential future appreciation in the value of our Company.

The Merger Agreement provides for the holders of our common stock (other than Cancelled Shares and Dissenting Shares (each as defined in the Merger Agreement)) to receive consideration of $28.00, in cash, per share of common stock, without interest, upon the closing of the transactions contemplated by the Merger Agreement. If the transactions are consummated, our stockholders will no longer hold interests in our Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of our Company. In the absence of the transactions contemplated by the Merger Agreement, we could have various opportunities to enhance our Company’s value, including, but not limited to, entering into a transaction that values the shares of our common stock higher than the value provided for in the Merger Agreement. Therefore, if the Transaction is completed, stockholders will forego future appreciation, if any, in the value of our Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the transactions contemplated by the Merger Agreement.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter and year-to-date 2025, we did not repurchase any of our common stock in connection with the stock repurchase program that was approved by the Board of Directors in February 2024. As of September 27, 2025, $725 million remains available for stock repurchases under the current stock repurchase program.

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

We did not declare any cash dividends in the third quarter and year-to-date 2025 and do not anticipate declaring cash dividends in the foreseeable future. Our Fourth Amended Credit Agreement permits restricted payments, such as dividends, but may be limited if we do not meet the required minimum liquidity or fixed charge coverage ratio requirements.

OTHER INFORMATION

RULE 10B5-1 TRADING PLANS

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2025.

EXHIBITS

2.1

Agreement and Plan of Merger, dated as of September 22, 2025, by and among The ODP Corporation, ACR Ocean Resources LLC and Vail Holdings 1, Inc. (Incorporated by reference from Exhibit 2.1 of The ODP Corporation’s Form 8-K, filed with the SEC on September 22, 2025).

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

THE ODP CORPORATION
(Registrant)

Date: November 5, 2025	By:	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ MAX W. HOOD
Max W. Hood
Senior Vice President and
Co-Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 5, 2025	By:	/s/ ADAM HAGGARD
Adam Haggard
Senior Vice President and
Co-Chief Financial Officer
(Principal Financial Officer)